Form 10-K
period 2003-12-31
UNITED NATIONAL GROUP LTD
filed 2004-03-30
CIK 1263813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

000-50511

Commission File Number

United National Group, Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0417107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WALKER HOUSE, 87 MARY STREET

P.O. BOX 908GT
GEORGE TOWN, GRAND CAYMAN
CAYMAN ISLANDS
(Address of principal executive office including zip code)

Registrant’s telephone number, including area code: (345) 949-0100

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Shares, $0.0001 par value
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑

      The aggregate market value of the common equity held by non-affiliates of the registrant, based upon the closing sale price of a Class A Common Share on March 19, 2004, as reported on the NASDAQ National Market System, was $192,033,000.

      As of March 19, 2004, the registrant had outstanding 15,568,003 Class A Common Shares and 12,687,500 Class B Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement for its 2004 Annual General Meeting of Shareholders to be held May 4, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

      As used in this annual report, unless the context requires otherwise, (1) “United National Group” refers to United National Group, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands; (2) “we,” “us” and “our” refer to United National Group and its subsidiaries as a whole; (3) our “U.S. Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc. and its subsidiaries, including American Insurance Adjustment Agency, Inc., Diamond State Insurance Company, J.H. Ferguson & Associates, LLC, United National Casualty Insurance Company, United National Insurance Company and United National Specialty Insurance Company; (4) our “U.S. Insurance Subsidiaries” refers to United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company and United National Casualty Insurance Company; (5) “U.N. Barbados” refers to Wind River Insurance Company (Barbados) Ltd.; (6) “U.N. Bermuda” refers to Wind River Insurance Company (Bermuda), Ltd.; (7) our “Non-U.S. Operations” refers to the insurance and reinsurance and related operations of U.N. Barbados and U.N. Bermuda; (8) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; and (9) “$” or “dollars” refers to U.S. dollars.

PART I

Item 1.	Business

General

      United National Group is a holding company formed on August 26, 2003 under the laws of the Cayman Islands to acquire our U.S. Operations.

      Through our U.S. Operations we are a leading specialty property and casualty insurer with a 44-year operating history in the specialty insurance markets. Our U.S. Insurance Subsidiaries, led by United National Insurance Company, are either licensed or eligible to write on a surplus lines basis in all 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Our Non-U.S. Operations, which consist of recently formed Barbados-based and Bermuda-based insurance companies, are expected to begin offering insurance and reinsurance products to third parties and reinsurance to our U.S. Operations in the near future.

      We write specialty insurance products that are designed to meet the specific needs of targeted niche insurance markets. These niche markets are typically well-defined, homogeneous groups of insureds to which, due to some particular risk exposure, standard market insurers do not offer insurance coverage. Examples of products that we write for these markets include property and casualty insurance for social service agencies, insurance for equine mortality risks and insurance for vacant property risks. We believe that our specialty insurance product focus and niche market strategy has enabled us to outperform the property and casualty industry as a whole.

      During 2003, our statutory combined ratio was 95.8%, which marked a return to profitability after a loss in 2002. We have reported an underwriting profit, based on our statutory financial statements, in 20 of the past 21 years. The combined ratio of an insurance company is generally viewed as an indication of underwriting profitability and is calculated by adding the underwriting expense ratio and the net losses and loss adjustment expense ratio.

      We compete in the specialty insurance market principally through our two primary business segments, our excess and surplus lines (“E&S”) segment and our specialty admitted segment. We offer four general classes of insurance products across both of these primary business segments: specific specialty insurance products, umbrella and excess insurance products, property and general liability insurance products and non-medical professional liability insurance products. We distribute the insurance products of our U.S. Operations through our wholly-owned subsidiary, J.H. Ferguson and Associates, LLC (“J.H. Ferguson”), as well as through a group of 45 professional general agencies that have limited quoting and binding authority.

      Our U.S. Insurance Subsidiaries are rated “A” (Excellent) by A.M. Best, which assigns ratings to insurance companies transacting business in the United States. “A” (Excellent) is the third highest rating of sixteen rating categories. These ratings are based upon factors of concern to policyholders and are not directed to the protection of investors. In June 2003, each of our U.S. Insurance Subsidiaries was downgraded from “A+” (Superior) to “A” (Excellent) by A.M. Best. This downgrade followed a significant decrease in our policyholders surplus during 2002, primarily due to reserve strengthening that we recorded in 2002 relating to accident years 2001 and prior and due to the results of an arbitration proceeding with one of our reinsurers.

      We maintain a website at www.ungl.ky, although the information contained on our website is not part of this report. We will make available, free of charge on our website, our most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

Recent Trends In Our Industry

      The property and casualty insurance industry has historically been a cyclical industry. During periods of reduced underwriting capacity, as defined by availability of capital, lower competition generally results in more favorable policy terms and conditions for insurers. During periods of excess underwriting capacity, pricing and policy terms and conditions are generally less favorable to insurers due to competition. In the past, several factors affected underwriting capacity, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors.

      We believe that during the 1990s, the insurance industry maintained excess underwriting capacity. As a result, the industry suffered from lower pricing, less favorable policy terms and conditions, less stringent underwriting standards and reduced profitability. Significant catastrophic losses in 1999 and a subsequent contraction of underwriting capacity led to price increases and policy terms and conditions more favorable to insurers in 2000.

      We believe that these trends continued and accelerated in 2001 when the property and casualty insurance industry experienced a severe dislocation as a result of an unprecedented impairment of capital, causing a substantial contraction in industry underwriting capacity. We believe that this reduction in capacity is a result of, among other things:

•	losses caused by the terrorist attacks of September 11, 2001, which resulted in the largest insured loss in history;

•	the recording of reserve charges resulting from substantial reserve deficiencies, relating to asbestos, environmental and directors and officers liability related claims and from poor underwriting in the late 1990s;

•	substantial investment losses as a result of a decline in the global equity markets and significant credit losses, with the Insurance Services Office estimating that the U.S. property and casualty industry as a whole had realized and unrealized losses from the end of 2000 through the end of 2002 of $33 billion;

•	the exit or insolvency of several insurance market participants, such as Reliance Group, Legion Insurance Company, Frontier Insurance Group, GAINSCO and American Equity, each of which either exited particular lines of business or significantly reduced their activities;

•	the ratings downgrade of a significant number of insurers and reinsurers; and

•	increased financial scrutiny of insurers and financial services companies by federal and state regulatory authorities as a result of high-profile corporate scandals and of the resulting changes in corporate governance.

      These factors have resulted in a general environment of rate increases and conservative risk selection, more restrictive coverage terms and a significant movement of premium from the standard market to the specialty insurance market. During 2003, demand for insurance products to manage risk continued to accelerate while underwriting capacity decreased. We believe that this environment will begin to moderate during 2004. Increased reinsurance costs to some extent have offset the benefits of these trends to us and to primary insurance companies in general.

      Consistent with the trends witnessed in the broader property and casualty market, during 2002 and 2001, our rate increases on renewal business across all active segments approximated 30% and 23%, respectively. During 2003, our rate increases on renewal business approximated 25%, which rates we will earn over the period of time for which the policies are in force, generally 12 months.

Specialty Insurance Market

      The specialty insurance market differs significantly from the standard property and casualty insurance market. In the standard property and casualty insurance market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price and financial strength.

      In contrast, the specialty insurance market, which we consider to be composed of the E&S market and the specialty admitted market, provides coverage for hard-to-place risks that do not fit the underwriting criteria of insurance companies operating in the standard market. In the E&S market, insurance rates and forms are not regulated and can be tailored to meet specific risks. However, U.S. insurance regulations generally require a risk to be declined by three admitted carriers before an E&S lines insurance company may write the risk. The specialty admitted market includes policies written to cover hard-to-place risks, including risks associated with insureds engaged in similar but highly specialized types of activities. These insureds are generally forced to rely on specialty admitted insurance companies for one of two reasons: such insureds require a total insurance product not otherwise available from standard market insurers, or such insureds require insurance products that are not written by large admitted carriers. For regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.

      Competition in the specialty insurance market tends to focus less on price and more on availability, service and other considerations. While specialty insurance market exposures may have higher perceived insurance risk than their standard market counterparts, specialty insurance market underwriters historically have been able to generate underwriting profitability superior to standard market underwriters. According to A.M. Best, from 1993 to 2002, the average combined ratio for insurers operating in the E&S market was 10.7 percentage points lower than that of insurers operating in the property and casualty industry as a whole.

      According to A.M. Best, over the 20-year period from 1983 through 2002, the surplus lines market grew from an estimated $2.1 billion in direct premiums written to $25.6 billion, representing a 13.3% compound annual growth rate and aggregate growth of 1,119.0%. In contrast, the U.S. property and casualty industry grew more moderately during this period from $95.5 billion in direct premiums written to $406.7 billion, representing a 7.5% compound annual growth rate and aggregate growth of 325.9%. During this period, the surplus lines market as a percentage of the total property and casualty industry grew from approximately 2.4% to 4.2%. Additionally, the growth in terms of commercial lines market share, which comprises the majority of surplus lines premiums, increased from 3.6% to 8.8% over this period.

      The specialty insurance market is significantly affected by the conditions of the insurance market in general. Hard market conditions (i.e., those favorable to insurers), like those being experienced in recent years, tend to generate a proportion of business moving from the admitted market back to the surplus lines market, and vice versa when soft market conditions are prevalent. During hard markets, standard market underwriters generally rely on traditional underwriting methods and make adjustments in policy terms, conditions and limits. The firming of the current property and casualty market, which we believe commenced in 2000, caused standard market carriers to refocus on their core books of business.

      Initially, the market shift into the E&S market occurred at a gradual pace. According to A.M. Best data, direct premiums written by the domestic E&S market increased by 8.5% in 2000. Once admitted carriers began to stress underwriting criteria and risk selection techniques in an effort to bolster their operating profits by eliminating non-core lines of business, rather than re-pricing them, the movement of premiums to surplus lines accelerated. As a result, direct premiums written in the domestic E&S market grew 36.6% in 2001 and 81.7% in 2002. Growth of direct premiums written in the total E&S market, which includes domestic professional E&S underwriters, Lloyds of London, other regulated non-domestic insurers and domestic specialty underwriters was 9.8% in 2000, 35.7% in 2001 and 61.7% in 2002.

Acquisition of Our U.S. Operations

      On September 5, 2003, Fox Paine & Company made a capital contribution of $240.0 million to us, in exchange for 10.0 million Class B common shares and 14.0 million Series A preferred shares, and we acquired Wind River Investment Corporation, the holding company for our U.S. Operations, from a group of family trusts affiliated with the Ball family of Philadelphia, Pennsylvania.

      To effect this acquisition, we used $100.0 million of this $240.0 million capital contribution to purchase a portion of the common stock of Wind River Investment Corporation held by the Ball family trusts. We then purchased the remainder of the common stock of Wind River Investment Corporation that was also held by the Ball family trusts, paying consideration consisting of 2.5 million Class A common shares, 3.5 million Series A preferred shares and senior notes issued by Wind River Investment Corporation having an aggregate principal amount of approximately $72.8 million, which we have fully and unconditionally guaranteed.

      Of the remaining $140.0 million contributed to us, we then contributed $80.0 million to our U.S. Operations, used $42.4 million to capitalize our Non-U.S. Operations and used $17.6 million to fund fees and expenses incurred in connection with the acquisition.

Initial Public Offering of Class A Common Shares (“IPO”)

      In December 2003, we consummated our IPO of 10,750,000 Class A common shares, including 1,000,000 Class A common shares issued in connection with the exercise of a portion of the underwriters’ overallotment option, at a price of $17.00 per share. Proceeds of the offering less underwriting discounts of $12.8 million were $170.0 million. Expenses for the IPO totaled $4.4 million, resulting in net proceeds to us of $165.6 million (the “IPO Proceeds”). We used $150.0 million of the IPO Proceeds to fund the redemption of all our Series A preferred shares. We contributed the remaining proceeds of $15.6 million to our Non-U.S. Operations.

      In January 2004, we issued 462,500 Class A common shares in connection with the exercise of the underwriters’ remaining overallotment option at a price of $17.00 per share. Proceeds to us, net of underwriting discounts of $0.5 million, were $7.3 million, which we contributed to our Non-U.S. Operations.

Business Segments

      We currently operate our business principally through two business segments: E&S and specialty admitted. We de-emphasized our reinsurance segment in 2002.

E&S

      Our E&S segment focuses on writing insurance for hard-to-place risks and risks that standard admitted insurers specifically choose not to write. Our eligibility as an E&S lines insurer allows us to underwrite unique risks with more flexible policy forms and unregulated premium rates. This flexibility typically results in coverages that are more restrictive and more expensive than those offered in the standard admitted market. In 2002, the United States E&S market as a whole represented approximately $25.6 billion in direct premiums written according to A.M. Best, or approximately 6.3% of the $406.7 billion United States property and casualty industry direct premiums written. According to A.M. Best, the E&S market as a whole grew 61.7% from 2001 to 2002 on the basis of direct premiums written. In 2003, we had $465.9 million of gross premiums written in the E&S market.

Specialty Admitted

      Our specialty admitted segment focuses on writing insurance for risks that are unique and hard to place in the standard admitted market for insureds that are required, for marketing and regulatory reasons, to purchase insurance from an admitted insurance company. We estimate that the specialty admitted market as a whole is comparable in size to the E&S market. The specialty admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. In 2003, we had $202.5 million of gross premiums written in the specialty admitted market.

Reinsurance

      Our reinsurance segment includes assumed business written in support of a select group of direct writing reinsurers. All underwriting exposure under this segment has been commuted. This segment was de-emphasized in 2002, but we may write this type of business in the future through our Non-U.S. Operations.

      The following table sets forth an analysis of gross premiums written, which is the sum of direct and assumed reinsurance premiums written, by segment during the periods indicated:

	For the Years Ended December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
E&S	$465,866	69.7%	$543,998	68.6%	$398,308	59.4%
Specialty admitted	202,514	30.3	249,085	31.4	210,212	31.4
Reinsurance	—	—	—	—	62,000	9.2

Total gross premiums written	$668,380	100.0%	$793,083	100.0%	$670,520	100.0%

Products and Product Development

      We offer four general classes of insurance products across both our E&S and specialty admitted business segments. These four classes of products are specific specialty insurance products, umbrella and excess insurance products, property and general liability insurance products and non-medical professional liability insurance products.

      Our insurance products target very specific, defined, homogenous groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates and forms tailored to our risk and underwriting philosophy.

      The following chart provides representative examples of certain products we offer by product class for specific types of customers:

Product Class	Product	Customer	Hypothetical Claim

Specific Specialty	Equine mortality	Owner of pleasure or show horse	Horse dies
	Dealer open lot physical damage	Auto dealer distribution center	Car on open lot damaged due to hail storm
Umbrella and Excess	Umbrella liability coverage over multiple $1 million liability coverage	Small to medium size businesses, such as warehouses, retail stores, commercial contractors and apartment buildings	Employee car accident, trip and fall or products claim
	Excess liability coverage over $1 million primary general liability policy	Small to medium size businesses seeking to purchase more than $1 million general liability limit policies	Trip and fall or products claim
Property and General Liability	Commercial packages	Small businesses, such as warehouses, retail stores and restaurants	Trip and fall or premises claim
	Bicycle manufacturing	Retail bicycle store and bicycle warehouse	Trip and fall or product malfunction claim
	Vacant dwelling	Home of an individual that recently entered a nursing home	Fire damage
Non-Medical Professional Liability	Social Service Agency	Rehabilitation centers and counseling centers	Case worker does not properly supervise charge
	Educators legal liability	School boards	Teacher sues for discrimination if released prior to tenure

      We utilize a product development process that incorporates disciplined underwriting and due diligence followed by comprehensive home office controls that are intended to maximize underwriting profitability. For example, in 2003, we evaluated approximately 250 products or general agency appointments, of which approximately 35 met our criteria for consideration and ultimately nine led to new products or general agency appointments. We believe that direct contacts between our field and home office personnel and our customers have enabled us to identify high quality and profitable products to underwrite. We conduct extensive product due diligence and have strict underwriting guidelines that include in-house actuarial loss analysis and profit calculations based on activity-based costing models. Our underwriting controls include specifically tailored general agency contracts, daily monitoring, monthly reviews of all products by our senior management and regular on-site general agency audits.

      The following table sets forth an analysis of gross premiums written, which is the sum of direct and assumed reinsurance premiums written, by product class within our E&S and specialty admitted segments during the periods indicated:

	For the Years Ended December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Specific specialty	$286,370	42.8%	$414,297	52.2%	$375,962	61.8%
Umbrella and excess	170,887	25.6	244,418	30.8	138,425	22.8
Property and general liability	120,613	18.1	67,039	8.5	50,725	8.3
Non-medical professional liability	90,510	13.5	67,329	8.5	43,408	7.1

Total	$668,380	100.0%	$793,083	100.0%	$608,520	100.0%

      The following table sets forth analysis of net premiums written, which is gross premiums written less ceded premiums written, by product class within our E&S and specialty admitted segments during the periods indicated:

	For the Years Ended December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Specific specialty	$60,686	30.3%	$82,686	47.9%	$55,361	51.6%
Umbrella and excess	11,375	5.7	14,182	8.2	7,100	6.6
Property and general liability	93,640	46.7	52,526	30.4	29,056	27.1
Non-medical professional liability	34,680	17.3	23,295	13.5	15,793	14.7

Total	$200,381	100.0%	$172,689	100.0%	$107,310	100.0%

Geographic Concentration

      The following table sets forth the geographic distribution of our direct premiums written for the periods indicated:

	For the Years Ended December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
California	$71,836	10.7%	$81,573	10.3%	$71,744	11.9%
New York	70,999	10.6	66,858	8.4	60,964	10.1
Florida	66,330	9.9	88,990	11.2	57,600	9.4
New Jersey	39,968	6.0	34,704	4.4	22,077	3.6
Texas	38,898	5.9	76,498	9.7	71,276	11.8
Alabama	29,724	4.4	30,999	3.9	22,698	3.8
Louisiana	29,542	4.4	27,449	3.5	16,718	2.8
Pennsylvania	29,443	4.4	51,220	6.5	31,783	5.3
Ohio	26,621	4.0	31,711	4.0	22,590	3.7
Illinois	26,243	4.0	27,872	3.5	21,503	3.6

Subtotal	429,604	64.3	517,874	65.4	398,953	66.0
All others	238,726	35.7	273,990	34.6	205,785	34.0

Total	$668,330	100.0%	$791,864	100.0%	$604,738	100.0%

Underwriting

      We utilize a three-step underwriting process that is intended to ensure appropriate selection of risk.

      First, we carefully and thoroughly review the expected exposure, policy terms, premium rates, conditions and exclusions to determine whether a risk appropriately fits our overall strategic objectives. Risks that meet this criteria are outlined within pre-approved comprehensive underwriting manuals. We also develop specific administrative and policy issuance processes and procedures that are provided to our underwriting personnel and our professional general agencies.

      Second, our professional general agencies, including our wholly-owned subsidiary, J.H. Ferguson, and our direct underwriting personnel further underwrite and assist in the selection of the specific insureds. Our professional general agencies utilize the underwriting manuals and processes and procedures that we provide to generate an insurance quote for the particular insured. In certain cases, a professional general agency may have a potential insured that requires insurance for a risk that lies outside of the scope of our pre-approved underwriting guidelines. For these risks, we also provide a process to enable the delivery of an insurance quote directly from us, after specific review by our underwriters. We regularly update our underwriting manuals to ensure that they clearly outline risk eligibility, pricing, second-step underwriting guidelines and processes, approved policy forms and policy issuance and administrative procedures.

      Third, we monitor the quality of our underwriting on an ongoing basis. Our underwriting staff closely monitors the underwriting quality of our business through a very disciplined control system developed for products and general agency appointments. Our control system typically consists of five independent steps that we believe aid the integrity of our underwriting guidelines and processes, including:

•	daily updates of insureds underwritten;

•	individual policy reviews;

•	monthly general agency and product profile reviews;

•	on-site general agency audits for profitability, processes and controls that provide for removal of general agencies not producing satisfactory underwriting results or complying with established guidelines; and

•	internal annual actuarial and profitability reviews.

      We provide strong incentives to our professional general agencies to produce profitable business through contingent profit commission structures that are tied directly to the achievement of loss ratio and profitability targets.

Marketing and Distribution

      We primarily market the insurance products of our U.S. Operations through our wholly-owned subsidiary J.H. Ferguson, and through a group of 45 professional general agencies that have limited quoting and binding authority that in turn sell our insurance products to insureds through retail insurance brokers. Some of our professional general agencies have limited quoting and binding authority with respect to a single insurance product and others have limited quoting and binding authority with respect to multiple products. Our distribution strategy is to maintain strong relationships with a limited number of high-quality professional general agencies. Professional general agencies typically work exclusively with us on our products. We carefully select our professional general agencies based on their experience and reputation.

      Of our professional general agencies, the top five, including J.H. Ferguson, accounted for 51.3% of our net premiums written for the year ended December 31, 2003, with no one general agency accounting for more than 13.1%. J.H. Ferguson accounted for 9.6% of net premiums written during that period.

      We believe that our distribution strategy enables us effectively to access numerous small markets at a relatively low fixed-cost through the marketing, underwriting and administrative support of our professional general agencies. These professional general agencies and their retail insurance brokers have local market knowledge and expertise that enables us to access these markets more effectively.

Pricing

      We generally use the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for our products. We further develop our pricing through the use of our pricing actuaries to ultimately establish pricing tailored to each specific product we underwrite, taking into account historical loss experience and individual risk and coverage characteristics.

      Recently, we have been successful in increasing our rates. These increases have resulted primarily from a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies. During 2002 and 2001, our rate increases (as measured against expiring rates), across our active segments, approximated 30% and 23%, respectively. During 2003, our rate increases on renewal business approximated 25%, which rates we will earn over the 12 month period for which the policies are typically in force. There is no assurance, however, that these favorable trends will continue or that these rate increases can be sustained.

Reinsurance

      We purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses. Reinsurance assists us in controlling exposure to losses, stabilizing earnings and protecting capital resources. We purchase reinsurance on both a proportional and excess of loss basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. Our reinsurance contracts renew throughout the year, and all of our reinsurance is purchased following guidelines established by our management.

      We purchase specific types and structures of reinsurance depending upon the specific characteristics of the lines of business we underwrite. We will typically seek to place proportional reinsurance for our umbrella and excess products, some of our specific specialty products, or in the development stages of a new product. We believe that this approach allows us to control our net exposure in these product areas more cost effectively. In our proportional reinsurance contracts, we generally receive a ceding commission on the premium ceded to reinsurers. This commission compensates us for the direct costs associated with the production and underwriting of the business. In addition, some of our proportional reinsurance contracts allow us to share in any excess profits generated under such contracts.

      We purchase reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect our primary positions on property and general liability products and non-medical professional liability products. These structures allow us to maximize our underwriting profits over time by retaining a greater portion of the risk in these products, while helping to protect against the possibility of unforeseen volatility. Additionally, we purchase facultative reinsurance protection on single risks when we deem necessary.

      Our current property writings are generally not catastrophe exposed, and our casualty focus has not typically generated a clash exposure. Casualty clash exposure arises when two or more insureds are involved in the same loss occurrence. To protect us from certain exposures that do exist, we have purchased $5.0 million property catastrophe and $1.0 million casualty clash coverages, both of which are on a per occurrence basis. To the extent that we may have increased catastrophe or casualty clash exposure in the future we may increase our reinsurance protection for these exposures commensurately.

      Recently, we commenced a process to restructure our reinsurance structures for certain products to decrease our reliance upon proportional reinsurance. This change has resulted in increases in net premiums retained. Because we will retain more of our premium, we expect our underwriting profits to increase, however, we also expect our expense ratio to increase because we will receive less ceding commission. Our decision to decrease our reliance upon proportional reinsurance could increase our earnings volatility.

      We endeavor to purchase reinsurance from financially strong reinsurers with which we have long-standing relationships. In addition, in certain circumstances, we hold collateral, including escrow funds and letters of credit, under reinsurance agreements.

      The following table sets forth our ten largest reinsurers, as of December 31, 2003. Also shown are the amounts of premiums written ceded by us to these reinsurers during the year ended December 31, 2003.

	A.M.	Gross	Prepaid	Total		Ceded
	Best	Reinsurance	Reinsurance	Reinsurance	Percent	Premiums	Percent
	Rating	Receivables	Premium	Assets	of Total	Written	of Total
(Dollars in millions)
American Re-Insurance Co.	A+	$749.9	$85.5	$835.4	41.9%	$216.5	46.3%
Employers Reinsurance Corp.	A	359.0	32.1	391.1	19.6	97.2	20.8
Hartford Fire Insurance Co.	A+	113.3	3.2	116.5	5.8	23.9	5.1
Converium Re (North America)	A	99.6	1.6	101.2	5.1	15.1	3.2
GE Reinsurance Corporation	A	85.2	1.5	86.7	4.3	12.8	2.7
General Reinsurance Corp.	A++	72.7	4.5	77.2	3.9	22.8	4.9
Generali — Assicurazioni	A+	43.2	—	43.2	2.2	0.1	—
Swiss Reinsurance America Corp	A+	38.5	1.2	39.7	2.0	4.5	1.0
SCOR Reinsurance Company	B++	36.8	—	36.8	1.8	3.0	0.6
Odyssey Reinsurance Corp.	A	34.5	—	34.5	1.7	3.5	0.7

Subtotal		1,632.7	129.6	1,762.3	88.3	399.4	85.3
All other reinsurers		213.4	20.1	233.5	11.7	68.6	14.7

Total reinsurance receivables before purchase accounting adjustments		1,846.1	149.7	1,995.8	100.0%	$468.0	100.0%

Purchase accounting adjustments		(83.1)	(31.8)	(114.9)

Total receivables		$1,763.0	$117.9	$1,880.9

Collateral held in trust from reinsurers		(719.0)		(719.0)

Net receivables		$1,044.0		$1,161.9

      As of December 31, 2003, we had total reinsurance receivables of $1,846.1 million, which were carried at $1,763.0 million. The carrying value of the receivables is net of a $83.1 million reduction recorded in connection with our acquisition of our U.S. Operations. This adjustment represented the net effect of (1) discounting the reinsurance receivables balances, (2) applying a risk margin to the reinsurance receivables balance and (3) reducing gross reinsurance receivables by an amount equal to our estimate of potentially uncollectible reinsurance receivables as of the acquisition date. Our estimate of potentially uncollectible reinsurance receivables, which was $49.1 million at the date of our acquisition of our U.S. Operations, has been reduced to $33.7 million as of December 31, 2003 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003. As of December 31, 2003, we also had $117.9 million of prepaid reinsurance premiums.

      Historically, there have been insolvencies following a period of competitive pricing in the industry. While we have recorded allowances for reinsurance receivables based on currently available information, conditions may change or additional information might be obtained that may require us to record additional allowances. We periodically review our financial exposure to the reinsurance market and the level of our allowance and continue to take actions in an attempt to mitigate our exposure to possible loss. For further information on our reserves, including the establishment of our allowance for doubtful reinsurance receivables and our relationship with our reinsurers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding 2002.”

Claims Management and Administration

      Our approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of us, our general agencies, reinsurers and insureds. Our general agencies generally have no authority to settle claims or otherwise exercise control over the claims process. Our claims management staff supervises or processes all claims. We have a formal claims review process, and all claims greater than $100,000 are reviewed by our senior claims management and certain of our senior executives.

      To handle claims, we utilize our own in-house claims department as well as third-party claims administrators (“TPAs”) and assuming reinsurers, to whom we delegate limited claims handling authority. Our experienced in-house staff of 49 claims management professionals are assigned to one of five dedicated claim units: casualty claims, latent exposure claims, property claims, TPA oversight and a wholly-owned subsidiary that administers claims mostly on the west coast of the United States. Each of these units receives supervisory direction and updates on industry, legislative and product developments from the unit director. The dedicated claims units meet regularly to communicate changes that may occur within their assigned specialty.

      As of December 31, 2003, we had approximately $622.4 million of outstanding reserves on known claims. Claims relating to approximately 44.0% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 37.0% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct two to five day on-site audits of our TPAs at least twice a year. Approximately 19.0% of our reserves are handled by our assuming reinsurers. We diligently review and supervise the claims handled by our reinsurers to protect our reputation and minimize exposure.

Our Non-U.S. Operations

      Our Non-U.S. Operations consist of U.N. Barbados and U.N. Bermuda, each of which was recently formed. To date, our Non-U.S. Operations have not commenced offering insurance and reinsurance products. Effective January 1, 2004, U.N. Bermuda was listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). This subsidiary is now eligible to write on a surplus lines basis in 19 U.S. states. In the near future, we intend to begin writing third-party insurance policies through our Non-U.S. Operations that are similar in many respects to those that we have historically offered through our U.S. Operations, potentially including reinsurance, and that are subject to similar underwriting review. We intend to distribute these insurance products through wholesale insurance brokers in the United States and through a network of professional general agencies.

      We also intend to use our Non-U.S. Operations to provide reinsurance to our U.S. Operations, largely on a proportional basis.

Reserves For Unpaid Losses and Loss Adjustment Expenses

      Applicable insurance laws require us to maintain reserves to cover our estimated ultimate losses under insurance policies that we write and for loss adjustment expenses relating to the investigation and settlement of policy claims.

      We establish losses and loss adjustment expenses reserves for individual claims by evaluating reported claims on the basis of:

•	our knowledge of the circumstances surrounding the claim;

•	the severity of injury or damage;

•	jurisdiction of the occurrence;

•	the potential for ultimate exposure;

•	the type of loss; and

•	our experience with the insured and the line of business and policy provisions relating to the particular type of claim.

      In most cases, we estimate such losses and claims costs through an evaluation of individual claims. However, for some types of claims, we initially use an average reserving method until more information becomes available to permit an evaluation of individual claims. We also establish loss reserves for losses incurred but not reported (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis. The reserves of each of our U.S. Insurance Subsidiaries are established in conjunction with and reviewed by our in-house actuarial staff and are certified annually by our independent actuaries.

      With respect to some classes of risks, the period of time between the occurrence of an insured event and the final resolution of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of umbrella and excess liability that we underwrite have historically had longer intervals between the occurrence of an insured event, reporting of the claim and final resolution. In such cases, we are forced to estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that we underwrite, such as most property insurance, historically have shorter intervals between the occurrence of an insured event, reporting of the claim and final resolution. Reserves with respect to these classes are therefore less likely to be adjusted.

      The reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may affect another.

      The loss development table below shows changes in our reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

      The first line of the loss development table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses. The first section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The “cumulative redundancy (deficiency)” represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

      This loss development table shows development in loss reserves on a net basis:

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
(Dollars in thousands)
Balance sheet reserves:	$140,993	$152,457	$155,030	$168,599	$180,651	$210,483	$167,868	$131,128	$156,784	$260,823	$314,023
Cumulative paid as of:
One year later	$22,355	$29,966	$15,886	$13,190	$8,360	$85,004	$64,139	$26,163	$63,667	$42,384
Two years later	39,305	38,623	25,120	13,543	64,079	110,073	82,119	72,579	82,970
Three years later	49,267	45,974	21,867	56,603	77,775	123,129	118,318	75,661
Four years later	55,573	39,537	47,023	66,083	85,923	152,915	110,640
Five years later	52,191	52,829	54,490	72,451	111,044	161,028
Six years later	56,090	58,647	58,064	93,652	116,167
Seven years later	59,312	61,160	77,962	97,409
Eight years later	60,112	79,835	81,279
Nine years later	65,748	83,145
Ten years later	67,521
Re-estimated liability as of:
End of year	$140,993	$152,457	$155,030	$168,599	$180,651	$210,483	$167,868	$131,128	$156,784	$260,823	$314,023
One year later	139,523	146,119	146,678	148,895	164,080	195,525	157,602	124,896	228,207	261,261
Two years later	131,504	138,304	127,939	137,056	146,959	185,421	155,324	180,044	228,391
Three years later	126,872	119,561	116,751	121,906	137,711	182,584	192,675	180,202
Four years later	109,751	114,905	105,368	118,144	136,307	211,544	192,714
Five years later	103,968	105,963	101,172	116,890	157,605	211,352
Six years later	95,141	101,982	98,847	132,663	157,431
Seven years later	92,563	98,445	111,484	132,542
Eight years later	88,877	111,444	111,446
Nine years later	80,558	111,446
Ten years later	80,523
Cumulative redundancy (deficiency)	$60,470	$41,011	$43,584	$36,057	$23,220	$(869)	$(24,846)	$(49,074)	$(71,607)	$(438)	$0

      The net deficiency for 1998 through 2002 primarily resulted from the factors described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding 2002.”

      The following table provides a reconciliation of the liability for losses and loss adjustment expenses, net of reinsurance ceded:

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Reserves for unpaid losses and loss adjustment expenses at beginning of year	$2,004,422	$907,357	$800,630
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,743,602	750,573	669,504

Net reserves for losses and loss adjustment expenses at beginning of year	260,820	156,784	131,126

Incurred losses and loss adjustment expenses:
Provision for losses and loss adjustment expenses for claims occurring in the current year	122,746	130,327	134,558
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years(1)	438	71,423	(6,220)

Incurred losses and loss adjustment expenses	123,184	201,750	128,338

Losses and loss adjustment expenses payments for claims occurring during:
Current year	27,702	34,045	76,508
Prior years	42,279	63,669	26,172

Losses and loss adjustment expenses payments	69,981	97,714	102,680

Net reserves for losses and loss adjustment expenses at end of year	314,023	260,820	156,784
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,745,737	1,743,602	750,573

Reserves for unpaid losses and loss adjustment expenses at end of year	$2,059,760	$2,004,422	$907,357

(1)	In 2003, we increased our net loss reserve relative to accident years 2002 and prior by $0.4 million. In 2002, we increased our net loss reserves relative to accident years 2001 and prior by $47.8 million primarily due to higher than anticipated losses in the multi-peril and other liability lines of business and by $23.6 million due to the conclusion of an arbitration proceeding. Net losses and loss adjustment expense ratio increased by 43.9 percentage points in 2002 due to this $71.4 million increase in net loss reserves.

Asbestos and Environmental Exposure

      Although we believe our exposure to be limited, we have exposure to asbestos and environmental (“A&E”) claims. Our environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Currently, our policies continue to exclude classic environmental contamination claims. In some states we are required, however, depending on the circumstances, to provide coverage for such bodily injury claims, such as an individual’s exposure to a release of chemicals. We have also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by us. We receive a number of asbestos-related claims. The majority are declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of the liabilities are reviewed and updated continually.

      The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2003, we had $5.5 million of net loss reserves for asbestos-related claims and $2.5 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. In 2001 and prior years, A&E claims were aggregated and reviewed with other lines of business that have long periods of loss development. In 2002, we identified that portion of our IBNR reserves related to A&E. The following table shows our reserves for A&E losses:

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Net reserve for A&E losses and loss adjustment expenses reserves — beginning of period	$8,144	$2,104	$2,449
Plus: Incurred losses and loss adjustment expenses — case reserves	320	170	(8)
Plus: Incurred losses and loss adjustment expenses — IBNR	111	1,979	—
Plus: Allocated losses and loss adjustment expenses — IBNR(1)	—	4,391	—
Less: Payments	543	500	337

Net reserves for A&E losses and loss adjustment expenses — end of period	$8,032	$8,144	$2,104

(1)	Prior to 2002, our analysis of A&E losses was aggregated with other lines of business with long exposure periods. In 2002, we allocated IBNR related to A&E exposure based on case reserves.

Investments

      Insurance company investments must comply with applicable regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities. As of December 31, 2003, we had $848.3 million of investments and cash and cash equivalents assets. The majority of our invested assets are held by our U.S. Insurance Subsidiaries.

      Our investment policy is determined by our Board of Directors and is reviewed on a regular basis. We have engaged third-party investment advisors to oversee our investments and to make recommendations to our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to fixed income securities, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt fixed income securities is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is based on a percentage of our capital and surplus.

      Although we generally intend to hold fixed income securities to maturity, we regularly reevaluate our position based upon market conditions. As of December 31, 2003, our fixed income securities had a weighted average maturity of 3.8 years and a weighted average duration of 3.1 years. Our financial statements reflect an unrealized gain on fixed income securities available for sale as of December 31, 2003, of $9.4 million on a pre-tax basis.

      The following table shows a profile of our fixed income investments. The table shows the average amount of investments, income earned and the book yield thereon for the periods indicated:

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Average investments at estimated market value	$506,293	$407,194	$324,412
Gross investment income(1)	18,736	20,868	19,307
Book yield	3.70%	5.12%	5.95%

(1)	Represents investment income, gross of investment expenses and excluding realized gains and losses.

      The following table summarizes by type the estimated market value of our investments and cash and cash equivalents as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total
(Dollars in thousands)
Cash and cash equivalents	$214,796	25.3%	$72,942	11.9%

U.S. Treasury securities	42,368	5.0	30,667	5.0
Obligations of states, municipalities and political subdivisions	120,163	14.2	99,580	16.3
Special revenue fixed income securities	369,214	43.5	303,500	49.7
Corporate fixed income securities	15,468	1.8	14,939	2.4
Asset-backed and mortgage-backed securities	2,057	0.2	8,150	1.3
Other bonds	696	0.1	4,189	0.7

Total fixed income securities	549,966	64.8	461,025	75.4
Equity securities	38,113	4.5	34,710	5.7
Other investments(1)	45,434	5.4	42,452	7.0

Total investments and cash and cash equivalents	$848,309	100.0%	$611,129	100.0%

(1)	Includes, as of December 31, 2002, $5.4 million of investments that were sold for $6.0 million on August 25, 2003 to an affiliate of the Ball family trusts.

      The following table summarizes, by Standard & Poor’s rating classifications, the estimated market value of our investments in fixed income securities, as of December 31, 2003 and December 31, 2002:

	December 31, 2003		December 31, 2002

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total
(Dollars in thousands)
AAA	$428,422	77.9%	$353,286	76.6%
AA	93,409	17.0	70,759	15.3
A	10,322	1.9	22,968	5.0
BBB	15,617	2.8	9,613	2.1
BB	1,396	0.3	1,616	0.4
B	—	—	522	0.1
CC	800	0.1	2,261	0.5

Total fixed income securities	$549,966	100.0%	$461,025	100.0%

      The following table sets forth the expected maturity distribution of the fixed income securities at their estimated market value as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total
(Dollars in thousands)
One year or less	$191,586	34.8%	$29,596	6.4%
More than one year to five years	184,607	33.6	184,951	40.1
More than five years to ten years	147,659	26.8	177,882	38.6
More than ten years to fifteen years	11,649	2.1	23,738	5.1
More than fifteen years	12,408	2.3	36,708	8.0

Securities with fixed maturities	547,909	99.6	452,875	98.2
Asset-backed and mortgage-backed securities	2,057	0.4	8,150	1.8

Total fixed income securities	$549,966	100.0%	$461,025	100.0%

      The weighted average maturity of our asset-backed and mortgage-backed securities is 9.8 years; however, we anticipate that the average expected life will be less due to principal payments. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we are forced to invest the proceeds at lower interest rates. We seek to mitigate our reinvestment risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time.

      Our equity portfolio consists primarily of mutual funds and equity securities traded on national stock exchanges.

Competition

      We compete with numerous domestic and international insurance companies and reinsurers, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, in the specialty insurance market we compete against, among others:

•	American International Group;

•	Berkshire Hathaway;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	Markel Corporation;

•	Nationwide Insurance;

•	Penn-America Group;

•	Philadelphia Consolidated Group;

•	RLI Corporation; and

•	W.R. Berkley Corporation.

      Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on our expertise. This expertise, and our reputation for offering and underwriting products that are not readily available, is our principal means of differentiating us from our competition. Each of our products has its own distinct competitive environment. We seek to compete through innovative ideas, appropriate pricing, expense control and quality service to policyholders, general agencies and brokers.

Employees

      As of December 31, 2003, we had approximately 260 employees, eight of whom were executive officers. In addition, we have contracts with international insurance service providers based in Barbados and in Bermuda to provide services to our Non-U.S. Operations. We expect to hire individuals in the near future who will operate out of our Bermuda office, subject to approval of any required work permits for non-resident employees. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

Ratings

      A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. Each of our U.S. insurance subsidiaries is currently rated “A” (Excellent) by A.M. Best, and has been rated “A” (Excellent) or higher for 17 consecutive years. Publications of A.M. Best indicate that “A” (Excellent) ratings are assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors.

      In June 2003, each of our U.S. Insurance Subsidiaries was downgraded from “A+” (Superior) to “A” (Excellent) by A.M. Best. This downgrade followed a decrease in our policyholders surplus during 2002, due primarily to reserve strengthening that we recorded in 2002 relating to accident years 2001 and prior, and to the results of an arbitration proceeding with one of our reinsurers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding 2002.”

      We are currently engaged in discussions with A.M Best regarding the assignment of an A.M. Best rating for U.N. Barbados and U.N. Bermuda.

Regulation

General

      The business of insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In the Cayman Islands, Barbados and Bermuda, we operate under a relatively less intensive regulatory regime than exists in the United States. We are subject to extensive regulation in the United States.

      As a holding company, United National Group is not subject to any insurance regulation by any authority in the Cayman Islands.

U.S. Regulation of United National Group

      United National Group has four operating insurance subsidiaries domiciled in the United States; United National Insurance Company, which is domiciled in Pennsylvania; Diamond State Insurance Company and United National Casualty Insurance Company, both of which are domiciled in Indiana; and United National Specialty Insurance Company, which is domiciled in Wisconsin. We refer to these companies collectively as our U.S. Insurance Subsidiaries.

      United National Group, as the indirect parent of our U.S. Insurance Subsidiaries, is subject to the insurance holding company laws of Indiana, Pennsylvania and Wisconsin. These laws generally require each of our U.S. Insurance Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the United National Group insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of our U.S. Insurance Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements with the non-insurance companies within the United National Group of insurance companies, any other U.S. Insurance Subsidiary or our Non-U.S. Operations must be fair and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled.

Changes of Control

      Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the management, board of directors and executive officers of the company being acquired, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. Insurance Subsidiaries, the insurance change of control laws of Indiana, Pennsylvania and Wisconsin would likely apply to such a transaction. While our articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that such shareholder did not control the applicable U.S. Insurance Subsidiary.

      These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of United National Group, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of United National Group might consider to be desirable.

      Prior notice must also be provided to the IID before any person can acquire 10% or more of the voting securities of U.N. Bermuda. The IID may, in such event, require U.N. Bermuda to reapply for listing by the IID.

Legislative Changes

      On November 26, 2002, the Federal Terrorism Risk Insurance Act (“TRIA”) was enacted to ensure the availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism.

      For 2003, our deductible for certified acts of terrorism was 7% of our direct earned premium for the year ended December 31, 2002, or $52.5 million. For 2004, our deductible for certified acts of terrorism is 10% of our direct earned premium for the year ended December 31, 2003, or $65.8 million. As a result of the low percentage of insureds who have elected to purchase the offered coverage (approximately 0.4% of 2003 direct earned premium was for the coverage subject to TRIA) and reinsurance coverage available to us, to various extents under the majority of our reinsurance contracts, we believe that our net exposure to insured losses from certified acts of terrorism will be considerably less than the deductible amount for 2004.

      Any policy exclusion existing at the time the law was enacted for such coverage was immediately nullified, although such exclusions were subject to reinstatement if either the insured consented to reinstatement or failed to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of the increase. With respect to policies issued after the law became effective, insurers are required to offer such coverage at a stated premium. If the insured does not wish to purchase the coverage, the policy may exclude such coverage. It should be noted that “act of terrorism” as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Treasury Secretary must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. The law expires automatically at the end of 2005. We believe that we are in compliance with the requirements of TRIA.

State Insurance Regulation

      State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including but not limited to licensing to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require our U.S. Insurance Subsidiaries to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. Our U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles, or “SAP,” and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in the state in which the insurer is admitted.

State Dividend Limitations

      Under Indiana Law, Diamond State Insurance Company and United National Casualty Insurance Company may not pay any dividend or make any distribution of cash or other property the fair market value of which, together with that of any other dividends or distributions made within the 12 consecutive months ending on the date on which the proposed dividend or distribution is scheduled to be made, exceeds the greater of (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income for the 12 month period ending on the 31st day of December of the last preceding year, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Indiana does not permit a domestic insurer to declare or pay a dividend except out of earned surplus unless otherwise approved by the commissioner before the dividend is paid.

      Under Pennsylvania law, United National Insurance Company may not pay any dividend or make any distribution that, together with other dividends or distributions made within the preceding 12 consecutive months, exceeds the greater of (1) 10% of its surplus as shown on its last annual statement on file with the commissioner or (2) its net income for the period covered by such statement, not including pro rata distributions of any class of its own securities, unless the commissioner has received notice from the insurer of the declaration of the dividend and the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Pennsylvania does not permit a domestic insurer to declare or pay a dividend except out of unassigned funds (surplus) unless otherwise approved by the commissioner before the dividend is paid. Furthermore, no dividend or other distribution may be declared or paid by a Pennsylvania insurance company that would reduce its total capital and surplus to an amount that is less than the amount required by the Insurance Department for the kind or kinds of business that it is authorized to transact.

      Under Wisconsin law, United National Specialty Insurance Company may not pay any dividend or make any distribution of cash or other property, other than a proportional distribution of its stock, the fair market value of which, together with that of other dividends paid or credited and distributions made within the preceding 12 months, exceeds the lesser of (1) 10% of its surplus as of the preceding 31st day of December, or (2) the greater of (a) its net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year or (b) the aggregate of its net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years, unless it reports the extraordinary dividend to the commissioner at least 30 days before payment and the commissioner does not disapprove the extraordinary dividend within that period. Additionally, under Wisconsin law, all authorizations of distributions to shareholders, other than stock dividends, shall be reported to the commissioner in writing and no payment may be made until at least 30 days after such report.

      The dividend limitations imposed by the state laws are based on the statutory financial results of the respective U.S. Insurance Subsidiaries that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “— Statutory Accounting Principles.” Key differences relate to among other items, deferred acquisition costs, limitations on deferred income taxes, required investment reserves and reserve calculation assumptions and surplus notes.

      For 2004, the maximum amount of distributions that our U.S. Insurance Subsidiaries could pay in dividends under applicable laws and regulations without regulatory approval is approximately $34.1 million.

Insurance Regulatory Information System Ratios

      The NAIC Insurance Regulatory Information System, or “IRIS,” was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. Insurers that report four or more ratios that fall outside the range of usual values are generally targeted for regulatory review.

      For 2003, United National Insurance Company and United National Specialty Insurance Company had two ratios that fell outside the range of usual values: the Two-Year Overall Operating Ratio and the Investment Yield Ratio. The first of these ratios fell outside of the usual ranges as a result of our increase in loss reserves and the recording of an allowance for doubtful reinsurance receivables in 2002. The Investment Yield Ratio fell outside of the usual ranges primarily as a result of our investment in tax exempt fixed income securities, which generally have a lower yield than that of taxable fixed income securities.

      For 2003, Diamond State Insurance Company had one ratio that fell outside the range of usual values: The Investment Yield Ratio. The ratio fell outside of the usual ranges as a result of our investment in tax exempt fixed income securities, which generally have a lower yield than that of taxable fixed income securities.

      For 2003, United National Casualty Insurance Company had two ratios that fell outside the range of usual values: the Change in Net Writings Ratio and the Investment Yield Ratio. The first of these ratios fell outside of the usual ranges as a result of increased net written premium assumed in accordance with an intercompany pooling agreement whereby United National Casualty Insurance Company assumed 5% of the net premiums written by United National Insurance Company and its affiliates. The Investment Yield Ratio fell outside of the usual ranges as a result of our investment in tax exempt fixed income securities, which generally have a lower yield than that of taxable fixed income securities.

Risk-Based Capital Regulations

      Indiana, Pennsylvania and Wisconsin require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers the total adjusted capital of which does not exceed certain risk-based capital levels. Each of United National Insurance Company,

Diamond State Insurance Company, United National Casualty Insurance Company and United National Specialty Insurance Company have risk-based capital in excess of the required minimum levels as of December 31, 2003.

Statutory Accounting Principles

      SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

      GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses. As a direct result, different assets and liabilities and different amounts of assets and liabilities are reflected in financial statements prepared in accordance with GAAP than financial statements prepared in accordance with SAP.

      Statutory accounting practices established by the NAIC and adopted in part by the Indiana, Pennsylvania and Wisconsin regulators determine, among other things, the amount of statutory surplus and statutory net income of our U.S. Insurance Subsidiaries and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.

Guaranty Associations and Similar Arrangements

      Most of the jurisdictions in which our U.S. Insurance Subsidiaries are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations. These organizations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offset or in limited circumstances by surcharging policyholders.

Operations of U.N. Barbados and U.N. Bermuda

      The insurance laws of each of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-U.S. insurers and reinsurers that are not admitted to do business within such jurisdictions. U.N. Barbados and U.N. Bermuda are not admitted to do business in the United States. We do not intend that U.N. Barbados and U.N. Bermuda will maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized. U.N. Bermuda does intend to seek surplus lines approvals and eligibilities in certain U.S. jurisdictions as further described below.

      As a reinsurer that is not licensed, accredited or approved in any state in the United States, each of U.N. Barbados and U.N. Bermuda may be required to post collateral security with respect to reinsurance liabilities it assumes from the ceding U.S. Insurance Subsidiaries as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Indiana, Pennsylvania, Wisconsin or other applicable states or any of the U.S. Insurance Subsidiaries redomesticates to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, we may be unable to realize some of the benefits we expect from our business plan. Accordingly, our, U.N. Barbados’ and U.N. Bermuda’s business operations could be adversely affected.

      U.N. Bermuda is eligible to write surplus lines insurance in 19 U.S. jurisdictions and is currently preparing to seek surplus lines approvals and eligibilities in other U.S. jurisdictions. In order to obtain such approvals and eligibilities, U.N. Bermuda has been included on the Quarterly Listing of Alien Insurers (“Quarterly Listing”) that is maintained by the IID of the NAIC as of January 1, 2004.

      U.N. Bermuda has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policyholders. The initial minimum trust fund amount is $5.4 million. In subsequent years, U.N. Bermuda must add an amount equal to 30% of its U.S. surplus lines liabilities, as at year end and certified by an actuary, subject to the current maximum of $60.0 million. The NAIC’s IID Plan of Operation Working Group is currently in the early stages of considering proposals to increase both the trust fund maximum amount and the variable percentage amount.

      Applications for state surplus lines approvals and eligibilities are required in certain jurisdictions. As with the IID, certain jurisdictions require annual requalification filings. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers’ and directors’ biographical affidavits and similar information.

      Apart from the financial and related filings required to maintain U.N. Bermuda’s place on the Quarterly Listing and its jurisdiction-specific approvals and eligibilities, U.N. Bermuda generally will not be subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers will generally not apply to U.N. Bermuda’s surplus lines transactions.

Barbados Insurance Regulation

      U.N. Barbados will be subject to regulation under the Barbados Exempt Insurance Act, 1996. In addition, under the Barbados Companies Act, U.N. Barbados may only pay a dividend out of the realized profits of the company and may not pay a dividend unless (1) after payment of the dividend it is able to pay its liabilities as they become due, (2) the realizable value of its assets is greater than the aggregate value of its liabilities and (3) the stated capital accounts are maintained in respect of all classes of shares.

      U.N. Barbados will also be required to maintain assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business. In respect of its general insurance business, U.N. Barbados will be required to maintain the following margin of solvency:

•	to the extent that premium income of the preceding financial year did not exceed approximately $750,000, assets must exceed liabilities by approximately $125,000;

•	to the extent that premium income of the preceding financial year exceeds approximately $750,000 but is equal to or less than approximately $5.0 million, the assets must exceed liabilities by 20% of the premium income of the preceding financial year; and

•	to the extent that premium income of the preceding financial year exceeds approximately $5.0 million, the assets must exceed liabilities by the aggregate of approximately $1.0 million and 10% of the premium income of the preceding financial year.

      Barbados does not require us currently to maintain any additional statutory deposits or reserves relative to U.N. Barbados’ business.

      U.N. Barbados is expressly authorized as a licensed exempt insurance company by the Barbados Exempt Insurance Act to make payments of dividends to non-residents of Barbados and to other licensees free of Barbados withholding tax and without the need for exchange control permission.

Bermuda Insurance Regulation

      The Insurance Act 1978 of Bermuda and related regulations, as amended, or the “Insurance Act,” regulates the insurance business of U.N. Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, or “BMA,” under the Insurance Act. U.N. Bermuda has been registered as a Class 3 insurer by the BMA. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

      The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

      There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. U.N. Bermuda, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3 insurer in Bermuda.

Cancellation of Insurer’s Registration

      An insurer’s registration may be canceled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act.

Principal Representative

      An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. U.N. Bermuda’s principal office is its executive offices in Hamilton, Bermuda, and U.N. Bermuda’s principal representative is Marsh Management Services (Bermuda) Ltd.

Independent Approved Auditor

      Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of U.N. Bermuda, are required to be filed annually with the BMA.

Loss Reserve Specialist

      As a registered Class 3 insurer, U.N. Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions.

Statutory Financial Statements

      U.N. Bermuda must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). U.N. Bermuda is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to U.N. Bermuda’s shareholders and under the Bermuda Companies Act 1981, which financial statements, in the case of U.N. Bermuda, will be prepared in accordance with GAAP.

Annual Statutory Financial Return

      U.N. Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, a declaration of statutory ratios and the opinion of the loss reserve specialist.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

      Under the Insurance Act, the value of the general business assets of a Class 3 insurer, such as U.N. Bermuda, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.

      Additionally, under the Companies Act, U.N. Bermuda may only declare or pay a dividend if U.N. Bermuda has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

      The Insurance Act provides a minimum liquidity ratio for general business insurers, such as U.N. Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities, as such terms are defined in the Insurance Act and its related regulations.

Supervision, Investigation and Intervention

      The BMA has wide powers of investigation and document production in relation to Bermuda insurers under the Insurance Act. For example, the BMA may appoint an inspector with extensive powers to investigate the affairs of U.N. Bermuda if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders.

Certain Other Bermuda Law Considerations

      U.N. Bermuda must comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus.

      Although U.N. Bermuda is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to the non-resident status, U.N. Bermuda may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents that are holders of its common shares.

      Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, U.N. Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which it is not licensed in Bermuda.

Taxation of United National Group and Subsidiaries

Cayman Islands

      United National Group has been incorporated under the laws of the Cayman Islands as an exempted company and, as such, obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to us and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on our common shares. Given the limited duration of the undertaking, we cannot be certain that we will not be subject to Cayman Islands tax after the expiration of the 20-year period.

Barbados

      Under the Barbados Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on U.N. Barbados in respect of (1) its profits or gains, (2) the transfer of its securities to any person who is not a resident of Barbados, (3) its shareholders or transferees in respect of the transfer of all or any part of its securities or other assets to another licensee under the Barbados Exempt Insurance Act or to any person who is not a resident of Barbados or (4) any portion of any dividend, interest, or other return payable to any person in respect of his or her holding any shares or other of its securities. On November 17, 2003, U.N. Barbados received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions effectively will be available for 30 years. U.N. Barbados will be required to pay an annual licensing fee that is currently approximately $2,500, and will be subject to tax at a rate of 2% on its first $125,000 of taxable income after the first 15 financial years and thereafter the amount of such tax will not exceed approximately $2,500 per annum. Given the limited duration of the guarantee, we cannot be certain that we will not be subject to Barbados tax after the expiration of the guarantee.

Bermuda

      Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by U.N. Bermuda or its shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest or dividends paid to holders of the common shares of U.N. Bermuda, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that U.N. Bermuda or its shareholders will not be subject to any such tax in the future.

      U.N. Bermuda has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to U.N. Bermuda or to any of its operations, shares, debentures or obligations through March 28, 2016; provided that such assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by U.N. Bermuda in respect of real property or leasehold interests in Bermuda held by them. Given the limited duration of the assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

United States

      The following discussion is a summary of all material U.S. federal income tax considerations relating to our operations. Although we have not commenced business operations outside the United States, we intend to manage our business in a manner designed to reduce the risk that United National Group, U.N. Barbados and U.N. Bermuda will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, we cannot be certain that the IRS will not contend successfully that United National Group, U.N. Barbados or U.N. Bermuda are or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. U.N. Barbados and U.N. Bermuda intend to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation’s effectively connected income and 30% for the “branch profits” tax.

      If U.N. Barbados is entitled to the benefits under the income tax treaty between Barbados and the United States (the “Barbados treaty”), U.N. Barbados would not be subject to U.S. income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business was conducted through a permanent establishment in the United States. For purposes of the Barbados Treaty, a permanent establishment in the United States is defined to include a branch, office or place of management through which the business of the enterprise is carried on, or an agent (other than an independent agent acting in the ordinary course of its business) that has, and habitually exercises in the United States, authority to conclude contracts in the name of the corporation. No regulations interpreting the Barbados Treaty have been issued. U.N. Barbados currently intends to conduct its activities to reduce the risk that it will have a permanent establishment in the United States, although we cannot be certain that we will achieve this result. An enterprise resident in Barbados generally will be entitled to the benefits of the Barbados Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Barbados or U.S. citizens and its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities to, persons who are neither residents of either the United States or Barbados nor U.S. citizens, or (2) the company is a resident of Barbados engaged in a trade or business in Barbados and the income derived by such company from the United States is connected to such company’s Barbados trade or business. We cannot be certain that U.N. Barbados will be eligible for Barbados Treaty benefits in the future because of factual and legal uncertainties regarding the residency and citizenship of United National Group’s shareholders and further because of the factual and legal uncertainty regarding whether the income, if any, that U.N. Barbados may earn in the future will be sufficiently connected to the trade or business that U.N. Barbados will conduct in Barbados.

      If U.N. Bermuda is entitled to the benefits under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”), U.N. Bermuda would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. U.N. Bermuda currently intends to conduct its activities to reduce the risk that it will have a permanent establishment in the United States, although we cannot be certain that we will achieve this result.

      An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (2) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities to, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. We cannot be certain that U.N. Bermuda will be eligible for Bermuda Treaty benefits in the future because of factual and legal uncertainties regarding the residency and citizenship of our shareholders.

      Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If either U.N. Barbados or U.N. Bermuda is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Barbados Treaty or Bermuda Treaty, respectively, in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Code could subject a significant portion of U.N. Barbados’ and U.N. Bermuda’s investment income to U.S. income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is uncertain whether the Bermuda Treaty applies to other income such as investment income. If U.N. Bermuda is considered engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty is interpreted to not apply to investment income, a significant portion of U.N. Bermuda’s investment income could be subject to U.S. income tax.

      Foreign corporations not engaged in a trade or business in the United States are subject to 30% U.S. income tax imposed by withholding on the gross amount of certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The Bermuda Treaty does not reduce the rate of tax in such circumstances. The Barbados Treaty reduces the rate of withholding tax on interest payments to 5% and on dividend payments to 15%, or 5% if the shareholder owns 10% or more of the company’s voting stock. The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to U.N. Barbados or U.N. Bermuda on such business are 4% for direct casualty insurance premiums and 1% for reinsurance premiums.

      U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Insurance Corporation, American Insurance Service, Inc., United National Insurance Company, American Insurance Adjustment Agency, Inc., International Underwriters, Inc., Unity Risk Partners Insurance Services, Inc., Emerald Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company and United National Casualty Insurance Company are each subject to taxation in the United States at regular corporate rates. Additionally, dividends and other types of passive income paid by U.N. Holdings II, Inc. to U.N. Barbados would be subject to 30% U.S. income tax imposed by withholding, subject to reduction under the Barbados Treaty as described above if U.N. Barbados is entitled to the benefit of the Barbados Treaty.

      Legislation has been introduced in the U.S. Congress that would override the Barbados Treaty. We cannot predict whether this proposed legislation or other similar legislation will be enacted. In addition, the U.S. Treasury Department and Barbados are currently discussing revisions to the Barbados Treaty. The U.S. Treasury Department has indicated that concluding these revisions is a matter of priority for both governments. Accordingly, no assurances can be given as to the availability of benefits under the Barbados Treaty in the future.

Personal Holding Companies

      United National Group or any of its foreign subsidiaries could be subject to U.S. tax or any of its U.S. subsidiaries could be subject to additional U.S. tax on a portion of its income if any of them is considered to be a personal holding company, or “PHC,” for U.S. federal income tax purposes. A corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (1) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations and pension funds) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (2) at least 60% of the corporation’s gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of “PHC income.” PHC income includes, among other things, dividends, interest, royalties, annuities and, under certain circumstances, rents. In the case of a non-U.S. corporation, PHC income does not include foreign source income, except to the extent such income is effectively connected with a U.S. trade or business. Under the constructive ownership rules, among other things, a partner will be treated as owning a proportionate amount of the stock owned by a partnership and a partner who is an individual will be treated as owning the stock owned by his or her partners. Also, stock treated as owned by such partner proportionally through such partnership will be treated as owned by the partner for purposes of reapplying the constructive ownership rules. The PHC rules contain an exception for foreign corporations that are classified as Foreign Personal Holding Companies (as discussed below). If United National Group or any subsidiary were a PHC in a given taxable year, such corporation would be subject to a 15% PHC tax on its “undistributed PHC income” (which, in the case of United National Group, U.N. Barbados and U.N. Bermuda, would exclude PHC income that is from foreign sources, except to the extent that such income is effectively connected with a trade or business in the U.S.). Thus, the PHC income of United National Group, U.N. Barbados and U.N. Bermuda would not include underwriting income or investment income derived from foreign sources and should not include dividends received by United National Group from U.N. Barbados (as long as U.N. Barbados is not engaged in a trade or business in the U.S.). For taxable years beginning after December 31, 2008, the PHC tax rate on “undistributed PHC income” will be equal to the highest marginal rate on ordinary income applicable to individuals.

      We believe that five or fewer individuals or tax-exempt organizations will be treated as owning more than 50% of the value of our shares. Consequently, we or one or more of our subsidiaries could be or become PHCs, depending on whether we or any of our subsidiaries satisfy the PHC gross income test. We intend to manage our business to reduce the possibility that we will meet the 60% income threshold.

      We cannot be certain, however, that United National Group and its subsidiaries will not become PHCs in the future because of various factors including legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of United National Group’s shareholder base, the gross income of United National Group or any of its subsidiaries and other circumstances that could change the application of the PHC rules to United National Group and its subsidiaries. If United National Group or any of its subsidiaries is or were to become a PHC in a given taxable year, such company would be subject to PHC tax on its “undistributed PHC income.” In addition, if United National Group or any of its subsidiaries were to become PHCs we cannot be certain that the amount of PHC income will be immaterial.

Proposed U.S. Tax Legislation

      Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. In this regard, legislation has been introduced that includes a provision that permits the IRS to reallocate or recharacterize items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to current law, which only refers to source and character). While there are no currently pending legislative proposals that, if enacted, would have a material adverse effect on us or our shareholders, it is possible that broader based legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

Risk Factors

      The risks and uncertainties described below are those we believe to be material, but they are not the only ones we face. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

      Some of the statements regarding risk factors below and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance sectors in general, both as to underwriting and investment matters. Statements that include words such as “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We assume no obligation to update our forward-looking statements to reflect actual results or changes in or additions to such forward-looking statements.

If Actual Claims Payments Exceed Our Reserves for Losses and Loss Adjustment Expenses, Our Financial Condition and Results of Operations Could Be Adversely Affected.

      Our success depends upon our ability to accurately assess the risks associated with the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred with respect to premiums earned on the insurance policies that we write. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of what we expect to be the ultimate cost of resolution and administration of claims under the insurance policies that we write. These estimates are based upon actuarial and statistical projections, our assessment of currently available data, as well as estimates and assumptions as to future trends in claims severity and frequency, judicial theories of liability and other factors. We continually refine our reserve estimates in an ongoing process as experience develops and claims are reported and settled. Our insurance subsidiaries obtain an annual statement of opinion from an independent actuarial firm on these reserves.

      Establishing an appropriate level of reserves is an inherently uncertain process. The following factors may have a substantial impact on our future actual losses and loss adjustment expenses experience:

•	the amounts of claims payments;

•	the expenses that we incur in resolving claims;

•	legislative and judicial developments; and

•	changes in economic conditions, including the effect of inflation.

      For example, as industry practices and legal, judicial, social and other conditions change, unexpected and unintended exposures related to claims and coverage may emerge. Recent examples include claims relating to mold, asbestos and construction defects, as well as larger settlements and jury awards against professionals and corporate directors and officers. In addition, there is a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices. These exposures may either extend coverage beyond our underwriting intent or increase the number or size of claims. As a result, such developments could cause our level of reserves to be inadequate.

      Actual losses and loss adjustment expenses we incur under insurance policies that we write may be different from the amount of reserves we establish, and to the extent that actual losses and loss adjustment expenses exceed our expectations and the reserves reflected on our financial statements, we will be required to immediately reflect those changes by increasing our reserves. In addition, government regulators could require that we increase our reserves if they determine that our reserves were understated in the past. When we increase reserves, our pre-tax income for the period in which we do so will decrease by a corresponding amount. During 2003, we increased our net loss reserves relative to accident years 2002 and prior by $0.4 million. During 2002, we increased our net loss reserves relative to accident years 2001 and prior by $47.8 million primarily due to higher than anticipated losses in the multi-peril and other liability lines of business and by $23.6 million due to the conclusion of an arbitration proceeding with a reinsurer regarding losses incurred in 1993 and 1994. In addition to having an effect on reserves and pre-tax income, increasing or “strengthening” reserves causes a reduction in our insurance companies’ surplus and could cause a downgrading of the rating of our insurance company subsidiaries. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

Our U.S. Insurance Subsidiaries are Rated “A” (Excellent) By A.M. Best, the Third Highest Rating, and a Decline in this Rating for Any of Our U.S. Insurance Subsidiaries Could Adversely Affect Our Position in the Insurance Market, Make It More Difficult To Market Our Insurance Products and Cause Our Premiums and Earnings To Decrease.

      Ratings have become an increasingly important factor in establishing the competitive position for insurance companies. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns each of our U.S. Insurance Subsidiaries a financial strength rating of “A” (Excellent), the third highest of their 16 rating categories. The objective of A.M. Best’s rating system is to provide potential policyholders an opinion of an insurer’s financial strength and its ability to meet ongoing obligations, including paying claims. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors. These ratings are not an evaluation of, nor are they directed to, investors in our Class A common shares and are not a recommendation to buy, sell or hold our Class A common shares. Publications of A.M. Best indicate that companies are assigned “A” (Excellent) ratings if, in A.M. Best’s opinion, they have an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best.

      In June 2003, our U.S. Insurance Subsidiaries were downgraded from “A+” (Superior) to “A” (Excellent) by A.M. Best primarily due to our increase in reserves during 2002. If the rating of any of our U.S. Insurance Subsidiaries is further reduced from its current level by A.M. Best, our competitive position in the insurance industry would suffer, and it would be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business, as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

We Cannot Guarantee that Our Reinsurers Will Pay in a Timely Fashion if At All, and as a Result, We Could Experience Losses.

      We cede significant amounts of gross premiums written to reinsurers under reinsurance contracts. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Upon payment of claims, we will bill our reinsurers for their share of such claims. Our reinsurers may not pay the reinsurance receivables that they owe to us or they may not pay such receivables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected. Lack of reinsurer liquidity, perceived improper underwriting or claim handling by us, and other factors could cause a reinsurer not to pay.

      As further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding 2002,” in October 2002, we concluded an arbitration with a reinsurer relating to reinsurance contracts written in 1993 and 1994. The result of this arbitration reduced 2002 pre-tax net income by $20.6 million. In addition, in April 2001 and October 2003, in recognition of the impaired financial condition of two reinsurers, we entered into commutation agreements with those reinsurers. The commutation entered into in April 2001 resulted in a $5.0 million reduction in pre-tax net income. The commutation entered into in October 2003 had no effect on pre-tax net income.

      As of December 31, 2003, we had $1,763.0 million of reinsurance receivables and $719.0 million of collateral was held in trust to support our reinsurance receivables. Our reinsurance receivables, net of collateral held, were $1,044.0 million. We also had $117.9 million of prepaid reinsurance premiums. As of December 31, 2003, our largest reinsurer represented approximately 41.9% of our outstanding reinsurance receivables, or $749.9 million, and our second largest reinsurer represented approximately 19.6% of our outstanding reinsurance receivables, or $359.0 million. See “Business — Reinsurance.”

Our Investment Performance May Suffer as a Result of Adverse Capital Market Developments or Other Factors, Which Would In Turn Adversely Affect Our Financial Condition and Results of Operations.

      We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For the year ended December 31, 2003, our income derived from invested assets, was $25.2 million, including net realized gains of $5.8 million, or 75.6% of our pre-tax income. For 2002, our income derived from invested assets was $6.0 million, including net realized losses of $11.7 million, and we had a pre-tax loss of $101.9 million. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in fixed income securities will generally increase or decrease with interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

      With respect to our longer-term liabilities, we strive to structure our investments in a manner that recognizes our liquidity needs for our future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general and specific liability profile. However, if our liquidity needs or general and specific liability profile unexpectedly changes, we may not be successful in continuing to structure our investment portfolio in that manner. To the extent that we are unsuccessful in correlating our investment portfolio with our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse affect on the performance of our investment portfolio. We refer to this risk as liquidity risk.

      Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high-quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. The portfolio is actively managed, and trades are made to balance our exposure to interest rates. However, a significant increase in interest rates could have a material adverse effect on the market value of our fixed income investments.

      We also have an equity portfolio that represented approximately 4.5% of our total investments and cash and cash equivalents portfolio, as of December 31, 2003. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on performance as to the equity portfolio. The equity markets as a whole have performed negatively in recent years, and if such performance continues, the value of our equity portfolio could decline.

Because We Are Dependent On Key Executives, the Loss of Any of These Executives or Our Inability to Retain Other Key Personnel Could Adversely Affect Our Business.

      Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of David R. Bradley, Chief Executive Officer, United National Group, Seth D. Freudberg, President and Chief Executive Officer of our U.S. Operations, Richard S. March, Senior Vice President and General Counsel of our U.S. Operations, Kevin L. Tate, our Chief Financial Officer and Senior Vice President and Chief Financial Officer of our U.S. Operations, Robert Cohen, Senior Vice President — Marketing of our U.S. Operations, William F. Schmidt, Senior Vice President and Chief Underwriting Officer of our U.S. Operations, Jonathan P. Ritz, Senior Vice President — Ceded Reinsurance of our U.S. Operations and Timothy J. Dwyer, Senior Vice President — Operations of our U.S. Operations. Each of Messrs. Bradley, Freudberg, March, Tate, Cohen, Schmidt, Ritz and Dwyer has an employment agreement with us. Although we are not aware of any planned departures, the loss of any of their services or the services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Since We Depend On Professional General Agencies For a Significant Portion of Our Revenue, a Loss of Any One of Them Could Adversely Affect Us.

      We distribute the insurance products of our U.S. Operations through our wholly-owned subsidiary, J.H. Ferguson, and a group of 45 professional general agencies that have limited quoting and binding authority. For the year ended December 31, 2003, our top five agencies, including J.H. Ferguson, four of which market more than one specific product, represent 51.3% of our net premiums written. Excluding the net premiums written attributable to J.H. Ferguson, the remaining top four general agencies accounted for approximately 41.7% of our net premiums written. No one general agency accounted for more than 13.1% of our net premiums written. A loss of all or substantially all the business produced by one or more of these general agencies could have an adverse effect on our business and results of operations.

If Market Conditions Cause Reinsurance To Be More Costly Or Unavailable, We May Be Required To Bear Increased Risks Or Reduce The Level Of Our Underwriting Commitments.

      As part of our overall strategy of risk and capacity management, we purchase reinsurance for a significant amount of risk underwritten by our insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

We Have Only Recently Formed Our Non-U.S. Operations, and We May Not Be Successful in Executing Our Business Plan For These Operations.

      U.N. Barbados was formed on August 18, 2003, and U.N. Bermuda was formed on October 20, 2003. Neither U.N. Barbados nor U.N. Bermuda has any operating or financial history, and we have yet to begin offering insurance and reinsurance products through U.N. Barbados or U.N. Bermuda. While we intend to begin offering insurance and reinsurance products to third parties that are substantially similar to those products offered by our U.S. Operations and providing reinsurance to our U.S. Operations in the near term, we may be unsuccessful in executing our business plan. In order to execute our business plan for our Non-U.S. Operations, we will need to hire qualified insurance professionals for our Non-U.S. Operations and obtain from U.S. state regulators additional approvals and eligibilities to write E&S business. In addition, prior to any reinsurance agreement between our U.S. Operations and our Non-U.S. Operations becoming effective, it must be filed with state regulators in Indiana, Pennsylvania and Wisconsin, who have the right to disapprove any reinsurance agreement. We will also need to establish the market relationships, procedures and controls in order for our Non-U.S. Operations to operate effectively and profitably. We may be unable to do so, and if we fail to execute on our business plan for our Non-U.S. Operations or if the business written by our Non-U.S. Operations generates losses, it would prevent us from realizing the tax efficiencies that our Non-U.S. Operations might otherwise provide.

      Neither U.N. Barbados nor U.N. Bermuda is currently rated by A.M. Best. We are currently engaged in discussions with A.M. Best regarding the assignment of an A.M. Best rating for U.N. Barbados and U.N. Bermuda. If we fail to receive a satisfactory rating from A.M. Best, it would be difficult for U.N. Barbados and U.N. Bermuda to effectively sell insurance policies to third parties.

Our Results May Fluctuate as a Result of Many Factors, Including Cyclical Changes in the Insurance Industry.

      Historically, the results of companies in the property and casualty insurance industry have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:

•	competition;

•	capital capacity;

•	rising levels of actual costs that are not foreseen by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may affect the ultimate payout of losses.

      The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property and casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that would have a negative impact on our results of operations and financial condition.

      Recently, we commenced a process to restructure our reinsurance structures for certain products to decrease our reliance upon proportional reinsurance. This change has resulted in an increase in net premiums retained. Because we will retain more of our premium we expect our expense ratio to increase. Our decision to decrease our reliance upon proportional reinsurance could increase our earnings volatility.

We Face Significant Competitive Pressures in Our Business that Could Cause Demand for Our Products to Fall and Adversely Affect Our Profitability.

      We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and Non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Our competitors include, among others: American International Group, Berkshire Hathaway, Great American Insurance Group, HCC Insurance Holdings, Inc., Markel Corporation, Nationwide Insurance, Penn-America Group, Philadelphia Consolidated Group, RLI Corporation and W.R. Berkley Corporation. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices.

      A number of recent, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:

•	the enactment of the Gramm-Leach-Bliley Act of 1999, which permits financial services companies such as banks and brokerage firms to engage in the insurance business;

•	an influx of new capital as a result of the formation of new insurers in the marketplace and as existing companies attempt to expand their business as a result of better pricing or terms; and

•	legislative mandates for insurers to provide certain types of coverage in areas where existing insurers do business, such as the mandated terrorism coverage in the Terrorism Risk Insurance Act of 2002, could eliminate the opportunities to write those coverages.

      These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, recent favorable industry trends that have reduced insurance and reinsurance supply and increased demand could be reversed and may negatively influence our ability to maintain or increase rates. Accordingly, these developments could have an adverse effect on our earnings.

      Further, insurance or risk-linked securities, derivatives and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for traditional insurance.

      New competition from these developments could cause the demand for insurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability.

Our General Agencies Typically Pay the Insurance Premiums On Business They Have Bound To Us On a Monthly Basis. This Accumulation of Balances Due To Us Exposes Us To a Credit Risk.

      Insurance premiums generally flow from the insured to their retail broker, then into a trust account controlled by our professional general agencies. Our general agencies are typically required to forward funds, net of commissions, to us following the end of each month. Consequently, we assume a degree of credit risk on these balances that have been paid by the insured but have yet to reach us.

As a Property and Casualty Insurer, We Could Face Losses From Terrorism and Political Unrest.

      We may have exposure to losses resulting from acts of terrorism and political instability. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider unattractive, direct insurers, like our insurance company subsidiaries, might not be able to likewise exclude terrorist acts because of regulatory constraints. If this does occur, we, in our capacity as a primary insurer, would have a significant gap in our reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict occurrence of such events with statistical certainty or to estimate the amount of loss per occurrence they will generate.

      On November 26, 2002, the Federal Terrorism Reinsurance Act was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. For 2004 our deductible for certified acts of terrorism is 10% of our direct earned premium for the year ended December 31, 2003 or $65.8 million.

Because We Provide Our General Agencies with Limited Quoting and Binding Authority, If Any of Them Fail To Comply With Our Pre-Established Guidelines, Our Results of Operations Could Be Adversely Affected.

      We distribute the products of our U.S. Operations through our wholly-owned subsidiary, J.H. Ferguson, as well as a group of 45 professional general agencies that have limited quoting and binding authority; therefore, these agencies can bind certain risks without our initial approval. If any of these professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the product offering. Such actions could adversely affect our results of operations.

      For example, as further described in Legal Proceedings, in January 2004, we elected to enter into a settlement relative to litigation related to “facultative reinsurance policies” issued by a professional general agent, purportedly on behalf of one of our subsidiaries.

Our Holding Company Structure and Regulatory Constraints Limit Our Ability to Receive Dividends from Our Subsidiaries in Order to Meet Our Cash Requirements.

      United National Group is a holding company and, as such, has no substantial operations of its own or assets other than its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from insurance subsidiaries are expected to be United National Group’s sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.

      The laws and regulations of Barbados, including, but not limited to Barbados insurance regulation, restrict the declaration and payment of dividends and the making of distributions by U.N. Barbados unless certain regulatory requirements are met. Specifically, in order for U.N. Barbados to pay dividends to United National Group, it will be required to have sufficient assets to meet minimum solvency requirements following such dividend. See “Regulation–Barbados Insurance Regulation.” Due to our corporate structure, any dividends that United National Group receives from its subsidiaries must pass through U.N. Barbados. The inability of U.N. Barbados to pay dividends to United National Group in an amount sufficient to enable United National Group to meet its cash requirements at the holding company level could have a material adverse effect on its operations.

      Bermuda law does not permit payment of dividends or distributions of contributed surplus by a company if there are reasonable grounds for believing that the company, after the payment is made, would be unable to pay its liabilities as they become due, or the realizable value of the company’s assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts. Furthermore, pursuant to the Bermuda Insurance Act 1978, an insurance company is prohibited from declaring or paying a dividend during the financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. See “Regulation — Bermuda Insurance Regulation.”

      In addition, our U.S. Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Regulation — U.S. Regulation of United National Group.” For 2004, the maximum amount of distributions that we might receive from our U.S. Insurance Subsidiaries under applicable law and regulations and without prior regulatory approval is approximately $34.1 million.

Because We Are Heavily Regulated by the U.S. States in Which We Operate, We May Be Limited in the Way We Operate.

      We are subject to extensive supervision and regulation in the U.S. states in which our insurance company subsidiaries operate. This is particularly true in those states in which our insurance subsidiaries are licensed, as opposed to those states where our insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	restrictions on the way rates are developed and the premiums we may charge;

•	standards for the manner in which general agencies may be appointed or terminated;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies. In light of several recent significant property and casualty insurance company insolvencies, it is likely that assessments we pay will increase.

      The statutes or the state insurance department regulations may affect the cost or demand for our products and may impede us from obtaining rate increases or taking other actions we might wish to take to increase our profitability. Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. Also, regulatory authorities have discretion to grant, renew or revoke licenses and approvals subject to the applicable state statutes and appeal process. If we do not have the requisite licenses and approvals (including in some states the requisite secretary of state registration) or do not comply with applicable regulatory requirements, the insurance regulatory authorities could stop or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.

      In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and in an effort to forestall federal intervention some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

      As an example of increased federal involvement in insurance issues, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Federal Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for defined terrorist acts in the United States. This law establishes a federal assistance program through the end of 2005 to aid the commercial property and casualty insurance industry in covering claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This law could adversely affect our business by increasing underwriting capacity for our competitors as well as by requiring that we offer coverage for terrorist acts.

We May Require Additional Capital in the Future That May Not Be Available or Only Available On Unfavorable Terms.

      Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that we need to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

We May Become Subject To Taxes in the Cayman Islands, Barbados or Bermuda in the Future, Which May Have a Material Adverse Effect on Our Results of Operations.

      United National Group has been incorporated under the laws of the Cayman Islands as an exempted company and, as such, obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to us and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on our common shares. This undertaking would not, however, prevent the imposition of taxes on any person ordinarily resident in the Cayman Islands or any company in respect of its ownership of real property or leasehold interests in the Cayman Islands. Given the limited duration of the undertaking, we cannot be certain that we will not be subject to Cayman Islands tax after the expiration of the 20-year period.

      U.N. Barbados was incorporated under the laws of Barbados on August 18, 2003. We received a guarantee from the Barbados Minister of Finance on November 17, 2003 to the effect that, for a period of 30 years from the date of such guarantee, U.N. Barbados will be entitled to benefits and exemptions from taxation as set forth in current law. In addition, under the guarantee, if at any time during such 30-year period, the laws are amended to provide tax rates or exemptions that are more favorable than under current law, U.N. Barbados would be entitled to those rates or exemptions for the remainder of such 30-year period. Given the limited duration of the guarantee, we cannot be certain that we will not be subject to Barbados tax after the expiration of the 30-year period.

      U.N. Bermuda was formed on October 20, 2003. We have received an assurance from the Bermuda Minister of Finance, under the Bermuda Exempted Undertakings Tax Protection Act 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to U.N. Bermuda or any of its operations, shares, debentures or other obligations through March 28, 2016. Given the limited duration of the assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

      Following the expiration of the periods described above, we may become subject to taxes in the Cayman Islands, Barbados or Bermuda, which may have a material adverse effect on our results of operations.

United National Group, U.N. Barbados or U.N. Bermuda May Be Subject to U.S. Tax That May Have a Material Adverse Effect on United National Group’s, U.N. Barbados’ or U.N. Bermuda’s Results of Operations.

      United National Group is a Cayman Islands company, U.N. Barbados is a Barbados company and U.N. Bermuda is a Bermuda company. Although we have yet to begin offering insurance and reinsurance products outside of the United States, we intend to manage our business in a manner designed to reduce the risk that United National Group, U.N. Barbados and U.N. Bermuda will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that United National Group, U.N. Barbados or U.N. Bermuda will be engaged in a trade or business in the United States. If United National Group, U.N. Barbados or U.N. Bermuda were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our results of operations could be materially adversely affected.

      United National Group or its non-U.S. subsidiaries might be subject to U.S. tax or any of its U.S. subsidiaries might be subject to additional U.S. tax on a portion of its income (which in the case of a non-U.S. subsidiary would only include income from U.S. sources and foreign source income to the extent it is effectively connected with a U.S. trade or business) if United National Group or such subsidiary is considered a personal holding company, or “PHC,” for U.S. federal income tax purposes. This status will depend on whether more than 50% of the value of our shares could be deemed to be owned (pursuant to certain constructive ownership rules) by five or fewer individuals (including as individuals for this purpose certain entities such as certain tax-exempt organizations and pension funds) and whether 60% or more of United National Group’s income, or the income of any of its subsidiaries, as determined for U.S. federal income tax purposes, consists of “personal holding company income.” We believe that five or fewer individuals or tax-exempt organizations will be treated as owning more than 50% of the value of our shares. Consequently, United National Group or one or more of its subsidiaries could become PHCs, depending on whether we or any of our subsidiaries satisfy the PHC gross income test. As a result, we intend to manage our business to reduce the possibility that each of us will meet the 60% income threshold. If we or any of our subsidiaries is or were to become a PHC in a given taxable year, such company would be subject to PHC tax on its “undistributed personal holding company income.” There can be no assurance that United National Group and each of its subsidiaries are not or will not become a PHC in the future because of various factors including factual uncertainties regarding the application of the PHC rules, the makeup of our shareholder base and other circumstances that affect the application of the PHC rules to us and our subsidiaries. Additionally, we cannot be certain that the amount of U.S. tax that would be imposed if United National Group or any of our subsidiaries were a PHC would be immaterial.

The Impact of the Cayman Islands’ and Bermuda’s Letters of Commitment or Other Concessions to the Organization for Economic Cooperation and Development To Eliminate Harmful Tax Practices Is Uncertain And Could Adversely Affect Our Tax Status in the Cayman Islands or Bermuda.

      The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002, the Cayman Islands and Bermuda were not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes. Barbados was not included in the list because it has longstanding information exchange arrangements with other countries, which have been found by its treaty partners to operate in an effective manner.

There Is A Risk That Dividends And Interest Paid To U.N. Barbados By Our U.S. Subsidiaries May Not Be Eligible For Benefits Under The U.S. Barbados Income Tax Treaty.

      UN Holdings II, Inc. is a Delaware corporation wholly owned by U.N. Barbados. Under U.S. federal income tax law, dividends and interest paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between Barbados and the United States, or the “Barbados Treaty,” reduces the rate of withholding tax on interest payments to 5% and on dividends to 15%, or 5% if the shareholder owns 10% or more of the company’s voting stock. Were the IRS to successfully contend that U.N. Barbados is not eligible for benefits under the Barbados Treaty, dividends and interest paid to U.N. Barbados from U.S. companies would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous tax years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on our financial condition and results of operations.

The United States Could Override Or Renegotiate The Income Tax Treaty Between The United States and Barbados.

      Legislation has been introduced in the U.S. Congress that would override the Barbados Treaty. We cannot predict whether this proposed legislation or other similar legislation will be enacted. In addition, a recent press release by the U.S. Treasury Department indicates that the United States and Barbados are currently discussing revisions to the Barbados Treaty and that concluding these revisions is a matter of priority for both governments. Accordingly, no assurances can be given as to the availability of benefits under the Barbados Treaty in future years.

Item 2.	Properties

      We lease approximately 61,525 square feet of office space in Bala Cynwyd, Pennsylvania, which serves as the headquarters location for our U.S. Operations, pursuant to a lease that expires on December 31, 2008. In addition, we lease office space in the following locations: Evanston, Illinois; Grand Rapids, Michigan; and Glendale, California. We also have office space available in Bridge Town, Barbados and Hamilton, Bermuda. We believe this office space is sufficient for us to conduct our business.

Item 3.	Legal Proceedings

      We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. Other than the matters described below, we do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

      On January 22, 2004, our subsidiary Diamond State Insurance Company, elected to enter into a settlement with Bank of America, N.A. and Platinum Indemnity Limited relative to litigation pending in the United States District Court for the Southern District of New York. Under the terms of the settlement, Diamond State paid $17.85 million to Bank of America and provided other non-financial consideration to Bank of America and Platinum in exchange for a full and final release by Bank of America and Platinum, and other consideration, relative to their claims of approximately $29.0 million, plus interest in excess of $10.0 million and fees and costs, related to “facultative reinsurance policies” issued by Worldwide Weather Insurance Agency, and its principal Harold Mollin, purportedly on behalf of Diamond State.

      As a result of the settlement, Diamond State has activated a pending arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. An arbitration hearing is scheduled for November 2004.

      On July 11, 2003, our subsidiary United National Insurance Company was named a defendant in a lawsuit filed in the Superior Court of Fulton County, Georgia, by Gulf Underwriters Insurance Company seeking rescission of a facultative reinsurance certificate issued to United National Insurance Company with regard to an individual insurance policy. The facultative reinsurance certificate provided 100% reinsurance to United National Insurance Company for loss and loss adjustment expenses paid under the insurance policy. The lawsuit followed United National Insurance Company’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that was paid under that insurance policy. The rescission claim is based on allegations of breach of contract; misrepresentation; non-disclosure and breach of duty of good faith; and fraud. The complaint also seeks attorneys’ fees and costs.

      United National Insurance Company denies the allegations in the complaint and has filed a counterclaim seeking payment of the amount of losses and loss adjustment expenses paid under the insurance policy. This litigation has been delayed as a result of procedural disputes. Discovery has just begun and a trial date has not been set.

      We cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      On December 18, 2003, our shareholders approved by unanimous written consent an amendment to our amended and restated memorandum and articles of association, which is filed as an exhibit to this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market for our Class A Common Shares

      Our Class A common shares, par value $0.0001 per share, began trading on the Nasdaq National Market under the symbol “UNGL” on December 16, 2003. Prior to such date there was no established public trading market for our Class A common shares. From December 16, 2003 through December 31, 2003, the high and low sales prices of our Class A common shares, as reported by the Nasdaq National Market, were as follows:

	2003

Period	High	Low

Fourth Quarter (December 16, 2003 through December 31, 2003)	$17.90	$16.95

      There is no established public trading market for our Class B common shares, par value $0.0001 per share.

      As of March 19, 2004, there were approximately 50 record holders of our Class A common shares. As of March 19, 2004, there were 10 record holders of our Class B common shares, all of whom are affiliates of Fox Paine & Company.

Dividend Policy

      We do not anticipate paying any cash dividends on any class of our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon the restrictions described below, our results of operations, financial condition, cash requirements, prospects and other factors that our Board of Directors deems relevant.

      We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of U.N. Barbados, U.N. Bermuda and our U.S. Insurance Subsidiaries to pay dividends. U.N. Barbados, U.N. Bermuda and our U.S. Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For 2004, the maximum amount of distributions that our U.S. Insurance Subsidiaries could pay in dividends under applicable laws and regulations without regulatory approval is approximately $34.1 million.

      Under the Barbados Companies Act, U.N. Barbados may only pay a dividend out of the realized profits of the company and may not pay a dividend unless (1) after payment of the dividend it is able to pay its liabilities as they become due, (2) the realizable value of its assets is greater than the aggregate value of its liabilities and (3) the stated capital accounts are maintained in respect of all classes of shares.

      Under the Bermuda Companies Act 1981, U.N. Bermuda may only declare or pay a dividend if U.N. Bermuda has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

      Our subsidiary, Wind River Investment Corporation, has issued senior notes in an aggregate principal amount of $72.8 million, subject to adjustment, to the Ball family trusts as part of the purchase price for the acquisition of our U.S. Operations. Under the amended and restated deed of guaranty that provides for our full and unconditional guarantee of the senior notes, we may not pay any cash dividends on our common shares until the senior notes are paid in full.

      For a discussion of factors affecting our ability to pay dividends, see “Business — Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Funds and — Capital Resources,” and Note 15 to our Consolidated Financial Statements included in Item 8 of this report.

      Our common shareholders are not subject to taxes, including withholding provisions, under existing laws and regulations of the Cayman Islands.

Recent Sales of Unregistered Securities

      The following is a summary of our transactions during the past year involving sales of our securities that were not registered under the Securities Act.

(1) Upon our incorporation on August 26, 2003, one subscriber share was issued to the incorporator, Roderick Palmer, which share was repurchased by us on September 5, 2003.

(2) On August 29, 2003, we issued 15,000 Class B common shares to U.N. Holdings (Cayman) Ltd. in exchange for consideration of $150,000 in cash.

(3) On September 5, 2003, we issued an aggregate of 2,500,000 Class A common shares, 9,985,000 Class B common shares, and 17,500,000 Series A preferred shares, par value $0.0001 per share, in connection with a Fox Paine & Company capital contribution of $240.0 million and the acquisition of Wind River Investment Corporation. The Amended and Restated Investment Agreement pursuant to which such issuances were effected is incorporated by reference as an exhibit to this report.

(4) On September 5, 2003, we issued an aggregate of 198,750 Class A common shares to certain officers of the company and/or our U.S. Operations in exchange for an aggregate of $2.0 million in cash.

(5) On September 11, 2003, we issued warrants to purchase an aggregate of 55,000 Class A common shares with an exercise price of $10.00 per share.

(6) On September 30, 2003, American Insurance Service, Inc. (“AIS”), a wholly-owned indirect subsidiary of United National Group, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned Delaware subsidiary United National Group Capital Trust I (“Trust I”).

AIS, through Trust I, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by Dekania Capital Management LLC, which in turn, issued its securities to institutional and accredited investors. Trust I issued 10,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on September 30, 2033 and bear a floating interest rate, reset quarterly, equal to the London Interbank Offered Rate (“LIBOR”) plus 4.05%. AIS, through Trust I, has the right to call the trust preferred securities at par after September 30, 2008, five years from the date of issuance.

The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of common securities of Trust I to AIS, were used to fund the purchase of $10.3 million (in principal amount) of junior subordinated deferrable interest notes issued by AIS under an indenture, dated as of September 30, 2003, between AIS and JPMorgan Chase Bank, as trustee. AIS paid $300,000 in fees to the placement agent in connection with this transaction.

(7) On October 29, 2003, AIS sold $20.0 million (aggregate liquidation amount) of floating rate trust preferred securities to I-Preferred Term Securities III, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned subsidiary, United National Group Capital Statutory Trust II (“Trust II”).

AIS, through Trust II, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by I-Preferred Term Securities III, Ltd., which in turn, issued its securities to institutional and accredited investors. Trust II issued 20,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on October 29, 2033 and bear a floating interest rate, reset quarterly, equal to the LIBOR plus 3.85%. AIS, through Trust II, has the right to call the trust preferred securities at par after October 29, 2008, five years from the date of issuance.

The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of common securities of Trust II to AIS, were used to fund the purchase of $20.6 million (in principal amount) of floating rate junior subordinated deferrable interest debentures issued by AIS under an indenture, dated as of October 29, 2003, between AIS and U.S. Bank National Association, as trustee. AIS paid $600,000 in fees to the placement agent in connection with this transaction.

(8) On November 24, 2003, we issued 13,125 Class A common shares to Timothy J. Dwyer, an officer of our U.S. Operations, in exchange for $131,250 in cash.

(9) On December 19, 2003, we issued 33,333 Class A common Shares to David R. Bradley, our chief executive officer, in exchange for approximately $567,000 in cash.

Except as described in (6) and (7), the transactions discussed above did not involve any underwriters, underwriting discounts, or commissions, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

Use of Proceeds

      In December 2003, we consummated our IPO of 10,750,000 Class A common shares, including 1,000,000 Class A common shares issued in connection with the exercise of a portion of the underwriters’ overallotment option, at a price of $17.00 per share. The effective date of our registration statement on Form S-1 (File No. 333-108857) was December 15, 2003. In January 2004, we issued an additional 462,500 Class A common shares in connection with the exercise of the underwriters’ remaining overallotment option at a price of $17.00 per share. The managing underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Dowling & Partners Securities, LLC, Fox-Pitt, Kelton Inc., and Keefe, Bruyette & Woods, Inc.

      We received aggregate proceeds of $190.6 million from the offering (including all shares covered by the underwriters’ overallotment option). The following table sets forth the fees and expenses we incurred in connection with the offering.

Underwriting discounts and commissions	$13.3 million
Other expenses	4.4 million

Total	$17.7 million

      The underwriting discounts and commissions of $13.3 million include a $0.9 million underwriting discount for Fox-Pitt, Kelton, Inc., for which John J. Hendrickson, one of our directors, serves as a managing director. No other fees and expenses that we incurred in connection with the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, to any persons owning 10% or more of our outstanding common stock, or to any of our affiliates.

      After deducting the foregoing expenses, our net proceeds were $172.9 million. We used $150.0 million of the net proceeds to fund the redemption of our Series A preferred shares. We contributed the remaining proceeds to our Non-U.S. Operations.

Item 6.	Selected Financial Data

      The following table sets forth selected consolidated historical financial data for United National Group (“Successor”) and, for periods prior to September 5, 2003, Wind River Investment Corporation, which is considered United National Group’s predecessor for accounting purposes (“Predecessor”). This selected financial data is derived from the consolidated financial statements and accompanying notes of United National Group and Wind River Investment Corporation included elsewhere in this report. This selected historical financial data should be read together with the consolidated financial statements and accompanying notes of United National Group and Wind River Investment Corporation and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Successor For	Predecessor For
	the period from	the period from
	September 6, 2003	January 1, 2003	Predecessor For the Years Ended December 31,
	to December 31,	to September 5,
	2003	2003	2002	2001	2000	1999
(Dollars in thousands)
Consolidated Statements of Operations Data:
Gross premiums written	$157,757	$510,623	$793,083	$670,520	$453,464	$357,605

Net premiums written	$61,265	$139,116	$172,689	$169,310	$127,572	$117,883

Net premiums earned	$51,912	$128,254	$162,763	$150,336	$136,931	$103,455

Investment income	6,491	15,733	24,595	24,491	28,578	24,637
Investment expenses	(385)	(2,444)	(6,910)	(5,138)	(6,088)	(4,969)

Investment income, net	6,106	13,289	17,685	19,353	22,490	19,668
Net realized investment gains (losses)	169	5,589	(11,702)	(12,719)	593	(5,210)

Total revenues	58,187	147,132	168,746	156,970	160,014	117,913
Net losses and loss adjustment expenses(1)	38,299	84,885	201,750	128,338	113,151	76,257
Acquisition costs and other underwriting expenses	14,604	30,543	18,938	15,867	14,999	11,913
Provision for doubtful reinsurance receivables(2)(3)	—	1,750	44,000	—	—	—
Other operating expenses	7	288	5,874	2,220	2,918	2,112
Interest expense	1,604	46	115	77	322	589

Income (loss) before income taxes	3,673	29,620	(101,931)	10,468	28,624	27,042
Income tax expense (benefit)	(1,666)	6,850	(40,520)	295	5,883	6,252

Net income (loss) before equity in net income (loss) of partnerships	5,339	22,770	(61,411)	10,173	22,741	20,790
Equity in net income (loss) of partnerships	758	1,834	(252)	664	—	—

Net income (loss) before extraordinary gain	6,097	24,604	(61,663)	10,837	22,741	20,790
Extraordinary gain(4)	46,424	—	—	—	—	—

Net income (loss)	$52,521	$24,604	$(61,663)	$10,837	$22,741	$20,790

GAAP Insurance Operating Ratios:
Net losses and loss adjustment expense ratio(1)(5)	73.8%	66.2%	124.0%	85.3%	82.6%	73.7%
Underwriting expense ratio(2)(3)(6)	28.1%	25.2%	38.6%	10.6%	11.0%	11.5%

Combined ratio(3)(7)(8)	101.9%	91.4%	162.6%	95.9%	93.6%	85.2%

Net/gross premiums written	38.8%	27.2%	21.8%	25.3%	28.1%	33.0%

	Successor For	Predecessor For
	the period from	the period from
	September 6, 2003	January 1, 2003	Predecessor For the Years Ended December 31,
	to December 31,	to September 5,
	2003	2003	2002	2001	2000	1999
(Dollars in thousands)
Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$848,309	$667,836	$611,129	$516,408	$483,435	$423,397
Reinsurance receivables, net of allowance	1,762,988	1,842,667	1,743,524	799,066	694,766	648,189
Total assets	2,848,761	2,837,545	2,685,620	1,575,754	1,376,528	1,365,754
Unpaid losses and loss adjustment expenses	2,059,760	2,120,594	2,004,422	907,357	800,630	805,717
Total shareholders’ equity	$380,792	$296,917	$268,637	$324,844	$315,343	$285,064

(1)	In 2002, we increased our net loss reserves relative to accident years 2001 and prior by $47.8 million primarily due to higher than anticipated losses in the multi-peril and other liability lines of business and by $23.6 million due to the conclusion of an arbitration proceeding. The net loss and loss adjustment expense ratio increased by 43.9 percentage points in 2002 due to this $71.4 million increase in net loss reserves.

(2)	We established an allowance for doubtful reinsurance receivables of $44.0 million in 2002, which resulted in a 27.0 percentage point increase in our 2002 underwriting expense ratio.

(3)	Our underwriting expense ratio for the period January 1, 2003 to September 5, 2003 includes a 4.7 percentage point increase attributable to a $4.2 million expense for stock appreciation rights and retention payments made to certain key executives upon completion of the acquisition and a $1.8 million allowance for doubtful reinsurance receivables.

(4)	The $46.4 million excess of the estimated fair value of net assets over purchase price was recognized as an extraordinary gain in the consolidated statement of operations for the period September 6, 2003 to December 31, 2003.

(5)	Our net losses and loss adjustment expense ratio for the period September 6, 2003 to December 31, 2003 includes a 9.0 percentage point increase attributable to a $7.2 million reduction in earned premium due to purchase accounting.

(6)	Our underwriting expense ratio for the period September 6, 2003 to December 31, 2003 includes a 6.2 percentage point decrease attributable to a $7.2 million reduction in earned premium and a $6.6 million decrease in acquisition costs and other underwriting expenses due to purchase accounting, and $0.9 million of deferred compensation option expense.

(7)	Our 2002 combined ratio includes a 43.9 percentage point increase attributable to our $71.4 million reserve strengthening and a 27.0 percentage point increase attributable to establishment of a $44.0 million allowance for doubtful reinsurance receivables.

(8)	Our combined ratio for the period September 6, 2003 to December 31, 2003 includes a 2.8 percentage point increase attributable to a $7.2 million reduction in earned premium and a $6.6 million decrease in acquisition costs and other underwriting expenses due to purchase accounting, and $0.9 million of deferred compensation option expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United National Group and Wind River Investment Corporation included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Business-Risk Factors” for more information. You should review “Business-Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Overview

      The Company acquired all of the outstanding common stock of Wind River Investment Corporation and its subsidiaries (“Wind River” or the “Predecessor”) on September 5, 2003 (the “Acquisition”). As a result of the Acquisition, the capital structure and basis of accounting of the Company differ from those of Wind River prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition (“Predecessor” period) may not be comparable to data for periods subsequent to the Acquisition (“Successor” period).

      We operate our business principally through two business segments: E&S and specialty admitted. Our E&S segment focuses on writing insurance for hard-to-place risks and risks that standard admitted insurers specifically choose not to write. Our specialty admitted segment focuses on writing insurance for risks that are unique and hard to place in the standard market for insureds that are required, for marketing and regulatory reasons, to purchase insurance from an admitted insurance company. A third business segment, reinsurance, was de-emphasized in 2002.

      We offer four general classes of insurance products across both our E&S and specialty admitted business segments. These four classes of products are specific specialty insurance products, umbrella and excess insurance products, property and general liability insurance products and non-medical professional liability insurance products.

      Our insurance products target very specific, defined, homogenous groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates and forms tailored to our risk and underwriting philosophy.

      We distribute the insurance products of our U.S. Operations through our wholly-owned subsidiary, J.H. Ferguson, as well as through a group of 45 professional general agencies that have limited quoting and binding authority.

      We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management and investment accounting services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.

      Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, other operating expenses and interest and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on insurance policies written. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition expenses consist principally of commissions that are typically a percentage of the premiums on insurance policies written, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Other operating expenses are comprised primarily of management fees paid to affiliates. Interest expense consists of interest paid on funds held on behalf of others, senior notes payable to related parties and junior subordinated debentures.

      In managing the business and evaluating performance, the management focuses on measures such as loss ratio, expense ratio, combined ratio and net operating income, which we define as net income excluding after-tax realized investment gains (losses) and extraordinary items that do not reflect overall operating trends. Our management focuses on net operating income as a useful measure of the net income attributable to the ongoing operations of the business. Net operating income is not a substitute for net income determined in accordance with GAAP, and investors should not place undue reliance on this measure.

      During 2003, we realized additional rate increases at levels slightly less than those levels realized in 2002. These increases have resulted primarily from a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies.

Critical Accounting Policies and Estimates

Investments

Fair values

      The carrying amount for our investments approximates their estimated fair value. We measure the fair value of investments in our fixed income and equity portfolios based upon quoted market prices. We also hold other invested assets, including investments in several limited partnerships, which were valued at $45.4 million as of December 31, 2003. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of December 31, 2003, our other invested assets portfolio included $16.9 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

Classification of Investments

      Prior to the Acquisition, our equity portfolio and our convertible bond portfolio were treated as trading securities and, as such, any change in market value was recorded on our income statement. Subsequent to the date of the Acquisition, all securities have been designated as available for sale, and any change in market value will be included in other comprehensive income in our shareholders’ equity and, accordingly, have no effect on net income except for investment market declines deemed to be other than temporary.

Other Than Temporary Impairment

      We regularly perform various analytical procedures with respect to our investments, including identifying any security the fair value of which is below its cost. Upon identification of such securities, we perform a detailed review of all such securities meeting predetermined thresholds, to determine whether such decline is other than temporary. If we determine a decline in value to be other than temporary based upon this detailed review, or if a decline in value for an investment has persisted for 12 continuous months, or if the value of the investment has been 20% or more below cost for six continuous months or more, or significantly declines in value for shorter periods of time, we evaluate the security to determine whether the cost basis of the security should be written down to its fair value. The factors we consider in reaching the conclusion that a decline below cost is other than temporary include, among others, whether the issuer is in financial distress, the investment is secured, a significant credit rating action occurred, scheduled interest payments were delayed or missed and changes in laws or regulations have affected an issuer or industry. We include the amount of any write-down in earnings as a realized loss in the period in which the impairment arose.

      In connection with the Acquisition, all of the Predecessor’s investments at September 5, 2003 were adjusted to their fair value on that date and the fair value of all investments on September 5, 2003 became the book value prospectively for us. As a result, at December 31, 2003, we had no securities which had been continuously in an unrealized loss position for greater than a year.

Liability For Unpaid Losses And Loss Adjustment Expenses

      The liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related adjustment expenses and the impact of our reinsurance coverages with respect to insured events. The process of establishing the liability for property and casualty unpaid losses and loss adjustment expenses is a complex process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to insured events that occurred and an amount for losses incurred that have not been reported to us. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of the loss to us.

      The method for determining our liability for unpaid losses and loss adjustment expenses includes, among other things, reviewing past loss experience and considering other factors such as legal, social and economic developments. We regularly review and update the methods of making such estimates and establishing the resulting liabilities and we make any resulting adjustment in the accounting period in which the adjustment arose.

      The following sets forth the liability for net unpaid losses and loss adjustment expenses by segment as of December 31, 2003, 2002, and 2001.

	E&S	Specialty Admitted	Reinsurance(1)	Total
(Dollars in thousands)
December 31, 2003	$242,193	$71,830	$—	$314,023
December 31, 2002	$203,858	$56,962	$—	$260,820
December 31, 2001	$123,440	$33,344	$—	$156,784

(1)	There was no liability for unpaid losses and loss adjustment expenses for the reinsurance segment as of December 31, 2003, 2002, or 2001 because our reinsurance business was commuted prior to December 31, 2001 and we thereafter de-emphasized this business.

      The following sets forth the liability for gross unpaid losses and loss adjustment expenses by segment as of December 31, 2003, 2002, and 2001.

	E&S	Specialty Admitted	Reinsurance(1)	Total
(Dollars in thousands)
December 31, 2003	$1,580,568	$479,192	$—	$2,059,760
December 31, 2002	$1,550,658	$453,764	$—	$2,004,422
December 31, 2001	$755,726	$151,631	$—	$907,357

(1)	There was no liability for unpaid losses and loss adjustment expenses for the reinsurance segment as of December 31, 2003, 2002, or 2001 because our reinsurance business was commuted prior to December 31, 2001 and we thereafter de-emphasized this business.

      The following sets forth the liability for net unpaid losses and loss adjustment expenses by product class as of December 31, 2003 and 2002.

				Non-
				Medical
	Specific	Umbrella and	Property and	Professional
	Specialty	Excess	General Liability	Liability	Total
(Dollars in thousands)
December 31, 2003	$161,243	$42,065	$78,509	$32,206	$314,023
December 31, 2002	$153,705	$36,069	$48,967	$22,079	$260,820

      The following sets forth the liability for gross unpaid losses and loss adjustment expenses by product class as of December 31, 2003 and 2002.

				Non-
				Medical
	Specific	Umbrella and	Property and	Professional
	Specialty	Excess	General Liability	Liability	Total
(Dollars in thousands)
December 31, 2003	$1,104,902	$696,434	$157,453	$100,971	$2,059,760
December 31, 2002	$1,187,644	$619,351	$124,060	$73,367	$2,004,422

      The total liability for net unpaid losses and loss adjustment expenses includes both reported and IBNR reserves. A point estimate is developed around which an actuarial range is built. As of December 31, 2003, the upper limit of the range for our carried reserves is 11.0% above the recorded net liability for unpaid losses and loss adjustment expenses and the lower limit is 8.1% below the recorded amount. The upper limit of the range and the lower limit of the range for the net unpaid losses and loss adjustment expenses by product class are, as of December 31, 2003, as follows:

•	specific specialty — the upper limit of the actuarial range is 10.5% above and the lower limit is 7.6% below the recorded net liability for unpaid losses and loss adjustment expenses relative to the specific specialty product class;

•	umbrella and excess — the upper limit of the actuarial range is 10.2% above and the lower limit is 9.9% below the recorded net liability for unpaid losses and loss adjustment expenses relative to the umbrella and excess product class;

•	property and general liability — the upper limit of the actuarial range is 14.8% above and the lower limit is 9.3% below the recorded net liability for unpaid losses and loss adjustment expenses relative to the property and general liability product class; and

•	non-medical professional liability — the upper limit of the actuarial range is 5.5% above and the lower limit is 5.2% below the recorded net liability for unpaid losses and loss adjustment expenses relative to the non-medical professional liability product class.

      For a description of our product classes, see “Business — Products and Product Development.”

      The significant uncertainties relating to A&E claims on insurance policies written are discussed under “Business — Reserves For Unpaid Losses and Loss Adjustment Expenses.”

      We had 286 A&E claims outstanding as of December 31, 2003. On December 31, 2002, we had 220 claims outstanding, compared with 379 A&E claims outstanding as of December 31, 2001. In 2003, 300 claims were opened and 234 claims were closed. In 2002, 179 claims were opened and 338 claims were closed. In 2001, 149 claims were opened, and 387 claims were closed. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Payments for A&E claims were $0.5 million for the year ended December 31, 2003. Payments for A&E claims were $0.3 million and $0.7 million for the years ended December 31, 2002 and 2001, respectively. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

      Significant uncertainty remains as to our ultimate liability for asbestos-related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims as well as the increase in the volume of claims made by plaintiffs who claim exposure but who have no symptoms of asbestos-related disease and an increase in claims subject to coverages under general liability policies that do not contain aggregate limits of liability. There is also the possibility of federal legislation that would address the asbestos problem.

      During 2003, we increased the liability for unpaid losses and loss adjustment expenses, net of reinsurance, by $0.4 million. There were no changes in the key assumptions underlying the 2003 actuarial study as compared to the 2002 actuarial study.

      During 2002, we increased the liability for unpaid losses and loss adjustment expenses, net of reinsurance, by $71.4 million, which was composed of (1) a $47.8 million increase resulting from our review of our loss reserves in light of the faster than expected development of known incurred losses, and (2) $23.6 million resulting from a rescission with one of our reinsurers relating to our specific specialty product class. The following sets forth the components of the $71.4 million charge by accident year and segments.

Accident Year	E&S	Specialty Admitted	Reinsurance	Total

(Dollars in thousands)
2001	$10,971	$5,303	$—	$16,274
2000	13,559	4,238	—	17,797
1999	6,813	1,579	—	8,392
1998	7,239	422	—	7,661
1997 and prior(1)	22,272	(973)	—	21,299

Total	$60,854	$10,569	$—	$71,423

(1)	Includes $23.6 million in the E&S segment for accident year 1994 related to a 2002 rescission with one of our reinsurers related to our specific specialty product class.

      As is discussed in greater detail in “— Special Note Regarding 2002,” faster than expected loss development in the second through fourth quarters of 2002 resulted in our performing an extensive study of our reserves.

      The key changes in the assumptions underlying the 2002 actuarial study as compared with assumptions used in prior years included the following:

•	As a result of our review of net loss reserves during the second and third quarters of 2002, we noted what appeared to be faster than expected development of known incurred losses relative to several recent accident years. This resulted in our strengthening our net loss reserves by a total of $3.3 million, $4.6 million and $38.0 million in the second, third and fourth quarters of 2002, respectively.

        To fully evaluate the development experienced during 2002 and the overall adequacy of our loss reserves, we performed an extensive study of our loss reserves. We changed certain elements of the actuarial review as a result of the loss developments throughout 2002. In particular, the majority of our E&S and specialty admitted casualty business was previously segregated into two distinct groups for purposes of performing actuarial analyses due to the similarity of the loss development patterns within the groups. Due to the aforementioned loss development and changes in the product mix, we determined that our casualty business needed to be further segregated for purposes of performing actuarial analyses. Therefore, we decided to further segregate our casualty business into smaller groups that would be reviewed separately.

•	Our A&E exposure (representing less than 3.0% of our net unpaid losses and loss adjustment expenses as of December 31, 2003) was previously aggregated and analyzed with other lines of business with long exposure periods. In 2002, we segregated our A&E exposure for purposes of the actuarial study. In 2002, we increased our net reserves for A&E exposure by $1.9 million, which amount is included in the $71.4 million charge mentioned above.

      The liability for unpaid loss and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in our financial statements in accordance with GAAP.

Recoverability Of Reinsurance Receivables

      We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises.

      As of December 31, 2003, we had total reinsurance receivables of $1,846.1 million, which were carried at $1,763.0 million. The carrying value of these reinsurance receivables is net of a $83.1 million reduction recorded in connection with the Acquisition. This adjustment represented the net effect of (1) discounting the reinsurance receivables balances, (2) applying a risk margin to the reinsurance receivables balance and (3) reducing gross reinsurance receivables by an amount equal to our estimate of potentially uncollectible reinsurance receivables at the date of the Acquisition. Our estimate of potentially uncollectible reinsurance receivables, which was $49.1 million at the date of the Acquisition, has been reduced to $33.7 million as of December 31, 2003 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003. As of December 31, 2003, we also had $117.9 million of prepaid reinsurance premiums.

      As of December 31, 2003, we also had total prepaid reinsurance premiums of $149.7 million, which were carried at $117.9 million. The carrying value of these prepaid reinsurance premiums is net of a $31.8 million reduction recorded in connection with the Acquisition. At the time of the Acquisition, gross and net unearned premium reserves were adjusted by discounting the unearned premium reserves and applying a risk margin to those reserves.

Guaranty Fund Assessments

      The U.S. Insurance Subsidiaries are subject to state guaranty fund assessments, which enable states to provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expenses for a guaranty fund and insurance activity related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimable. As of December 31, 2003 and 2002, included in other liabilities in the consolidated balance sheets were $1.9 million and $1.2 million, respectively, of liabilities for state guaranty funds and other assessments. As of December 31, 2003 and 2002, included in other assets in the consolidated balance sheets were $0.6 million and $0.8 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

Deferred Acquisition Costs And Future Servicing Costs

      Our cost of acquiring new and renewal insurance and reinsurance contracts is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. The ceding commissions earned from reinsurers are deferred as future servicing costs and amortized over the period in which the related premiums are earned. Deferred acquisition costs and future servicing costs are netted in the accompanying consolidated financial statements. The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs, which are directly related to and vary with the production of business. The method followed in computing such amounts limits them to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned.

Realizability Of Deferred Tax Assets

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We believe that it is more likely than not that the results of future operations will generate sufficient income to realize our deferred tax assets.

Stock Based Compensation

      The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value-based method of accounting for stock-based compensation plans.

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both

Liabilities and Equity (“SFAS No. 150”). The objective of SFAS No. 150 is to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for instruments entered into or modified after May 31, 2003, and the disclosure requirements were effective beginning third quarter 2003. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest. Adoption of FIN 46 and its current interpretations did not have a material impact on the Company’s financial condition, results of operations or liquidity. The Company applied the provisions of FIN 46 and its current interpretations to its reporting for two wholly owned statutory trusts, which issued $30.0 million of trust preferred securities in 2003. As a result of application of the provisions of FIN 46, the Company deconsolidated these wholly owned statutory trusts, resulting in an increase of $0.9 million of other assets and debt on the balance sheet.

      In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”) which amends SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company follows SFAS No. 123 using the fair-value method of accounting for stock-based compensation plans. The Company has applied the disclosure provisions of SFAS No. 148 to the consolidated financial statements.

      FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), became effective December 15, 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The adoption of FIN 45 had no effect on the Company’s consolidated financial statements.

Our Business Segments

      We have three reporting business segments: E&S, specialty admitted and reinsurance.

•	Our E&S segment focuses on writing insurance for hard-to-place risks and risks that standard admitted insurers specifically choose not to write.

•	Our specialty admitted segment focuses on writing insurance for risks that are unique and hard to place in the standard market, but that for marketing and regulatory reasons must remain with an admitted insurance company.

•	Our reinsurance segment includes assumed business written in support of a select group of direct writing reinsurers. The underwriting exposure under this segment has been commuted. We did not write any of this business in 2003 or 2002.

      We evaluate segment performance based on gross and net premiums written, net premiums earned and net losses and loss adjustment expenses. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	For the Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Gross premiums written:
E&S	$465,866	$543,998	$398,308
Specialty admitted	202,514	249,085	210,212
Reinsurance	—	—	62,000

Gross premiums written	$668,380	$793,083	$670,520

Net premiums written:
E&S	$116,868	$112,110	$68,226
Specialty admitted	83,513	60,579	39,084
Reinsurance	—	—	62,000

Net premiums written	$200,381	$172,689	$169,310

Net premiums earned:
E&S	$108,124	$101,474	$59,004
Specialty admitted	72,042	53,039	36,582
Reinsurance	—	8,250	54,750

Net premiums earned	$180,166	$162,763	$150,336

Net losses and loss adjustment expenses:
E&S	$75,055	$140,943	$43,880
Specialty admitted	48,129	52,556	29,075
Reinsurance	—	8,251	55,383

Net losses and loss adjustment expenses	$123,184	$201,750	$128,338

Net losses and loss adjustment expense ratio:
E&S	69.4%	138.9%	74.4%
Specialty admitted	66.8%	99.1%	79.5%
Reinsurance	—	100.0%	101.2%

Net losses and loss adjustment expense ratio	68.4%	124.0%	85.3%

Results of Operations

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

      The results of operations for the year ended December 31, 2003 reflect the combined financial performance of United National Group and the Predecessor, Wind River Investment Corporation. The results of operations for the year ended December 31, 2002 reflects the performance of the Predecessor.

Premiums

      Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $668.4 million for 2003, compared with $793.1 million for 2002, a decrease of $124.7 million or 15.7%. The decrease primarily resulted from the termination of 13 products within our four product classes during 2002 and 17 additional products during 2003. Gross premiums written relative to those terminated products was $221.1 million for 2003. A further breakdown of gross premiums written is as follows:

•	E&S gross premiums written were $465.9 million for 2003, compared with $544.0 million for 2002, a decrease of $78.1 million or 14.4%. This decrease primarily resulted from the termination of 11 products within our four product classes during 2002 and 12 products during 2003, offset by rate increases of approximately 25% (as measured against expiring rates) on other products. E&S gross premiums written relative to the terminated products were $169.3 million for 2003.

•	Specialty admitted gross premiums written were $202.5 million for 2003, compared with $249.1 million for 2002, a decrease of $46.6 million or 18.7%. The decrease in specialty admitted gross premiums written was primarily the result of the termination of 2 products during 2002 and 5 products during 2003, offset by rate increases of approximately 24% on other products. Specialty admitted gross premiums written relative to the terminated products were $51.8 million for 2003.

•	There were no reinsurance gross premiums written in 2003 or 2002.

      Net premiums written, which equal gross premiums written less ceded premiums written, were $200.4 million for 2003, compared with $172.7 million for 2002, an increase of $27.7 million or 16.0%. The ratio of net premiums written to gross premiums written increased to 30.0% for 2003, from 21.8% for 2002. A further breakdown of net premiums written is as follows:

•	E&S net premiums written were $116.9 million for 2003, compared with $112.1 million for 2002, an increase of $3.7 million or 3.3%. The ratio of net premiums written to gross premiums written was 25.1% for 2003, compared with 20.6% for 2002. The increase in net premiums written was largely due to our increasing our retention relative to individual products and due to rate increases of approximately 21%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to the terminated products were $13.0 million for 2003.

•	Specialty admitted net premiums written were $83.5 million for 2003, compared with $60.6 million for 2002, an increase of $22.9 million or 37.8%. The ratio of net premiums written to gross premiums written was 41.2% for 2003, compared with 24.3% for 2002. The increase in net premiums written was largely due to these increases in retentions and due to rate increases of approximately 19%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to terminated products were $7.7 million for 2003.

•	There were no reinsurance net premiums written for 2003 or 2002.

      Net premiums earned were $180.2 million for 2003, compared with $162.8 million for 2002, an increase of $17.4 million or 10.7%. A further breakdown of net premiums earned is as follows:

•	E&S net premiums earned were $108.1 million for 2003, compared with $101.5 million for 2002, an increase of $6.6 million or 6.5%. The increase in net premiums earned was primarily due to the previously mentioned retention increases and rate increases, partially offset by the impact of the previously mentioned product terminations.

•	Specialty admitted net premiums earned were $72.0 million for 2003, compared with $53.0 million for 2002, an increase of $19.0 million or 35.8%. This increase in net premiums earned was primarily due to the previously mentioned retention increases and rate increases, partially offset by the impact of the previously mentioned product terminations.

•	There were no reinsurance net premiums earned for 2003 or 2002.

Net Investment Income

      Gross investment income, excluding realized gains and losses, was $22.2 million for 2003, compared with $24.6 million for 2002, a decrease of $2.4 million or 9.8%. The decrease was primarily due to a decrease in the average yield on fixed income investments and lower interest rates on overnight cash balances, partially offset by growth in cash and invested assets. Cash and invested assets grew to $848.3 million as of December 31, 2003, from $611.1 million as of December 31, 2002, an increase of $237.2 million or 38.8%. The growth in the investment portfolio was primarily due to capital contributions related to the Acquisition, the net proceeds of our IPO and the issuance of trust preferred securities combined with cash flow from operations. The average duration of our fixed income investments approximated 3.1 years as of December 31, 2003, compared with 5.3 years as of December 31, 2002. Our book yield on our fixed income investments was 3.70% at December 31, 2003, compared with 5.12% at December 31, 2002.

      Investment expenses were $2.8 million for 2003, compared with $6.9 million for 2002, a decrease of $4.1 million or 59.4%. The decrease was largely due to a reduction in investment management fees paid to an affiliate.

Net Realized Investment Gains (Losses)

      Net realized investment gains were $5.8 million for 2003, compared with a $11.7 million net realized investment loss for 2002. The net investment gain for the current period consists of net gains of $6.4 million relative to our equity portfolio, net gains on fixed income investments of $0.3 million and $0.9 million of net losses relative to other invested assets. The net investment gain in 2002 consisted of net losses of $12.1 million relative to our equity portfolio, $1.7 million of gains relative to our fixed income investments, and net losses of $1.3 million relative to other invested assets.

Net Losses and Loss Adjustment Expenses

      Net losses and loss adjustment expenses were $123.2 million for 2003, compared with $201.8 million for 2002, a decrease of $78.6 million or 38.9%. The loss ratio for 2003 was 68.4% compared with 124.0% for 2002. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The improvement in the loss ratio was attributable to continuing rate increases in 2003 and the termination of products that did not meet our profitability targets in 2002 and 2003. The 2002 loss ratio also includes the effect of reserve strengthening. A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $75.1 million for 2003, compared with $140.9 million for 2002. The loss ratio was 69.4% for 2003, compared with 138.9% for 2002. The improvement in the loss ratio was attributable to continuing rate increases in 2003 and the termination of products that did not meet our profitability targets in 2002 and 2003. The 2002 loss ratio also includes the effect of reserve strengthening.

•	Specialty admitted net losses and loss adjustment expenses were $48.1 million for 2003, compared with $52.6 million for 2002. The loss ratio for 2003 was 66.8%, compared with 99.1% for 2002. The improvement in the loss ratio was attributable to continuing rate increases in 2003 and the termination of products that did not meet our profitability targets in 2002 and 2003. The 2002 loss ratio also includes the effect of reserve strengthening.

Acquisition Costs and Other Underwriting Expenses

      Acquisition costs and other underwriting expenses were $45.1 million for 2003, compared with $18.9 million for 2002, an increase of $26.2 million. This increase can be primarily attributed to a $16.1 million increase in acquisition costs and $10.1 million increase in other underwriting expenses. A further analysis of acquisition costs and other underwriting expenses is as follows:

•	The $16.1 million increase in acquisition costs was primarily the result of a reduction in ceding commission of $48.4 million partially offset by a decrease in direct commission of $30.8 million. Contingent commission expense increased $7.8 million due to favorable loss experience and the deferral of acquisition costs increased by $9.2 million. The reduction in ceding commission income was a result of a decrease in ceded premiums written combined with an increase in our level of retention. The reduction in direct commission was consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit nonetheless increased based upon an improvement in our loss experience.

•	The $10.1 million increase in other underwriting expenses was primarily due to payments made to our executive officers in settlement of certain stock appreciation rights and for retention payments relating to services in connection with the closing of the acquisition.

Provision for Doubtful Reinsurance Receivables

      We recorded a charge for an allowance for doubtful reinsurance receivables of $1.8 million in 2003 as compared to $44.0 million in 2002.

Expense and Combined Ratios

      Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 26.0% for 2003, compared with 38.6% for 2002. The expense ratio for 2003 was impacted by the changes to commissions and other underwriting expenses described above. The expense ratio for 2002 includes a $44.0 million reserve for uncollectible reinsurance, which caused the expense ratio for 2002 to increase by 27.0 percentage points. As discussed above, our underwriting profit increased due to the improved loss experience. Part of our strategy is to continue to retain a higher percentage of our premiums. To the extent that we are able to accomplish this, we expect the net commission component of our expense ratio to increase.

      Our combined ratio was 94.4% for 2003, compared with 162.6% for 2002. This improvement was primarily the result of the increase in our level of premium retention and an improvement in our loss experience resulting from continuing rate increases in 2003. The 2002 combined ratio also includes the effect of reserve strengthening.

Other Operating Expenses

      Other operating expenses were $0.3 million for 2003, compared with $5.9 million for 2002, a decrease of $5.6 million or 94.9%. The decrease can primarily be attributed to the reduction of management fees paid during 2003.

Income Tax Expense

      Income tax expense was $5.2 million for 2003, compared with $40.5 million of tax benefit for 2002. Our effective tax rate for 2003 was 15.6%, compared with an effective tax benefit of 39.8% for 2002. The effective rates differed from the 35.0% U.S. statutory rate due in part to investment in tax-exempt securities and foreign income not expected to be taxed in the U.S. We incurred $1.0 million of alternative minimum tax benefit in 2003. At December 31, 2003, the alternative minimum tax credit carryover of $8.3 million is available for future years and does not expire.

Equity in Net Earnings of Partnerships

      Equity in net earnings of partnerships was $2.6 million for 2003, compared with a loss of $0.3 million for 2002, an increase of $2.9 million. The gain is primarily attributable to the performance of our investment in a high yield limited partnership.

Extraordinary Gain

      The extraordinary gain of $46.4 million for 2003 represents the excess of the estimated fair value of net assets over purchase price from the Acquisition.

Net Income (Loss) and Net Operating Income (Loss)

      The factors described above resulted in net income of $77.1 million for 2003, compared with a net loss of $61.7 million for 2002. Net operating income was $27.0 million for 2003, compared with a net operating loss of $54.1 million for 2002. Net operating income for 2003 is equal to 2003 net income less $3.7 million for after-tax realized investment gains and $46.4 million for an extraordinary gain recorded in connection with the Acquisition. Net operating loss for 2002 is equal to 2002 net loss less $7.6 million for after-tax realized investment losses.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Special Note Regarding 2002

      In 2002, several matters had a significant effect on our results of operations. The following is a description of these matters:

•	We perform annual underwriting reviews on all our products. During 2002, as part of this annual review process, and as a result of reviews of our net loss reserves described in the next bullet point, we terminated a number of products as a result of factors such as unsatisfactory underwriting results and the absence of reinsurance capacity at pricing levels acceptable to us. These unsatisfactory underwriting results were in the form of faster than expected development of known incurred losses when compared to the original pricing assumptions used when the business was written. During the first six months of 2002, we terminated nine products within our four product classes, of which eight were E&S lines and one was specialty admitted. During the six months ended December 31, 2002, we terminated an additional five products, of which four were E&S lines and one was specialty admitted. Gross premiums written relative to those terminated products were $425.9 million for 2002 and net premiums written relative to those terminated products were $44.5 million in 2002.

•	We perform quarterly reviews of our net loss reserves. As a result of our review of net loss reserves during the second and third quarters of 2002, we noted what appeared to be faster than expected development of known incurred losses relative to several recent accident years. This resulted in our strengthening our net loss reserves by a total of $3.3 and $4.6 million, in the second and third quarters of 2002, respectively. Furthermore, a review of our net loss reserves performed in the fourth quarter of 2002 indicated the possible need for additional reserve strengthening. To more fully evaluate the adequacy of our loss reserves, we performed an extensive study of our loss reserves. As a result we increased our loss reserves for accident years 2001 and prior, inclusive of the $7.9 million strengthening noted above, by $47.8 million, with the increase relating primarily to accident years 1997 through 2001.

•	As a result of our loss experience and our expectations concerning future losses on policies written during and after 1997, we identified specific sources of business written during those periods that we expected to be unprofitable. We have taken what we believe to be appropriate steps to discontinue writing additional business from these sources.

•	Our subsidiary, United National Insurance Company, was involved in an arbitration proceeding with Riunione Adriatica Di Sicurta, or “RAS,” which had acted as our reinsurer relative to certain of our products written in 1993 and 1994. RAS was seeking to rescind the reinsurance agreement, to prohibit us from drawing down on available lines of credit and demanding repayment of funds previously paid. On October 1, 2002, the arbitration panel issued an order holding RAS liable for a majority of the total amount in dispute. RAS was also ordered to pay interest at a rate of 4.0% compounded annually with respect to balances due. The panel further ordered a portion of the reinsurance agreement with RAS to be rescinded. RAS was released from all future liabilities or responsibilities to us with respect to the rescinded portion of the reinsurance agreement. This rescission, in total, had a $20.6 million detrimental effect on pre-tax net income. We increased losses and loss adjustment expenses by $23.6 million as a result of the rescission.

•	In the fourth quarter of 2002, we recorded a $44.0 million pre-tax charge for an allowance for doubtful reinsurance receivables. This allowance relates to a group of reinsurers, the ratings of many of which were downgraded by A.M. Best in 2002. In addition, the reinsurance receivables from these reinsurers increased during 2002, primarily as a result of the reserve strengthening recorded in 2002 and its effect on our reinsurance receivables.

•	We experienced net realized investment losses of $11.7 million.

Premiums

      Gross premiums written were $793.1 million for 2002 compared with $670.5 million for 2001, an increase of $122.6 million or 18.3%. A further breakdown of gross premiums written is as follows:

•	E&S gross premiums written were $544.0 million for 2002, compared with $398.3 million for 2001, an increase of $145.7 million or 36.6%. The increase in E&S gross premiums written was the result of rate increases of approximately 33% combined with new business reflected in our 2002 writings offset slightly by the 11 products within our four product classes terminated in 2002. Gross premiums written relative to products terminated in 2002 and subsequently were $317.9 million for 2002.

•	Specialty admitted gross premiums written were $249.1 million for 2002, compared with $210.2 million for 2001, an increase of $38.9 million or 18.5%. The increase in specialty admitted gross premiums written resulted from a combination of rate increases approximating 23% offset by the two products terminated in 2002. Gross premiums written relative to the products terminated in 2002 and subsequently were $108.1 million for 2002.

•	There were no reinsurance gross premiums written in 2002, compared with $62.0 million in 2001. The decrease in reinsurance gross premiums written was the result of the non-renewal of our reinsurance treaty in 2002.

      Net premiums written were $172.7 million for 2002, compared with $169.3 million for 2001, an increase of $3.4 million or 2.0%. The ratio of net premiums written to gross premiums written was 21.8% for 2002, compared with 25.2% for 2001. A further breakdown of net premiums written is as follows:

•	E&S net premiums written were $112.1 million for 2002, compared with $68.2 million for 2001, an increase of $43.9 million or 64.4%. The ratio of net premiums written to gross premiums written was 20.6% for 2002, compared with 17.1% for 2001. The increase in net premiums written was due to the increase in gross premiums written combined with our increasing our retention relative to individual products and rate increases approximating 26%, slightly offset by the products terminated in 2002. Net premiums written relative to E&S products terminated in 2002 and subsequently were $33.3 million in 2002.

•	Specialty admitted net premiums written were $60.6 million for 2002, compared with $39.1 million for 2001, an increase of $21.5 million or 55.0%. The ratio of net premiums written to gross premiums written was 24.3% for 2002, compared with 18.6% for 2001. The increase in net premiums written was primarily due to an $11.0 million increase in retention relative to a specific product combined with our increasing retentions relative to additional products and rate increases approximating 18%, slightly offset by terminated products. Net premiums written relative to specialty admitted products terminated in 2002 and subsequently were $11.3 million in 2002.

•	There were no reinsurance net premiums written for 2002, compared with $62.0 million for 2001. The decrease in reinsurance net premiums written was consistent with the decrease in gross premiums written.

      Net premiums earned were $162.8 million for 2002, compared with $150.3 million for 2001, an increase of $12.5 million or 8.3%. A further breakdown of net premiums earned is as follows:

•	E&S net premiums earned were $101.5 million for 2002, compared with $59.0 million for 2001, an increase of $42.5 million or 72.0%. This increase is primarily due to the previously mentioned increased retentions relative to individual products and rate increases, which increased gross and net written premiums.

•	Specialty admitted net premiums earned were $53.0 million for 2002, compared with $36.6 million for 2001, an increase of $16.4 million or 44.8%. This increase is due to the previously mentioned increase in the retentions relative to specific products and rate increases, slightly offset by terminated products.

•	Reinsurance net premiums earned were $8.3 million for 2002, compared with $54.8 million for 2001. This decrease was attributable to our not writing any reinsurance in 2002. The net premiums earned in 2002 related to business written in 2001. The decrease in net premiums earned for reinsurance was consistent with the decrease in net premiums written.

Net Investment Income

      Gross investment income was $24.6 million for 2002, compared with $24.5 million for 2001, an increase of $0.1 million. The $0.1 million difference was primarily due to a decrease in the average yield on fixed-income investments and lower interest rates on overnight cash balances, offset by an increase in cash and invested assets. Cash and invested assets were $611.1 million as of December 31, 2002, compared with $516.4 million as of December 31, 2001. The growth in the investment portfolio was due to net cash flows provided from operating activities. The average duration was 5.3 years as of December 31, 2002, compared with 5.9 years as of December 31, 2001. Our book yield on fixed income investments was 5.12% in 2002, compared with 5.97% in 2001.

      Investment expenses were $6.9 million for 2002, compared with $5.1 million for 2001, an increase of $1.8 million or 35.3%. The increase was primarily due to an increase in our invested asset base as well as an increase in investment management fees.

Net Realized Investment Gain (Loss)

      Net realized investment loss was $11.7 million for 2002, compared with a $12.7 million net realized investment loss for 2001. The net investment loss for 2002 consisted of realized losses within our equity portfolio of $12.1 million consistent with the performance of the broader equity markets in 2002 and 2001, losses of $1.3 million on our investments in limited partnerships for other than temporary declines, and $1.7 million of gains relative to fixed income investments. The net realized investment loss for 2001 included a $7.8 million loss relative to our equity portfolio, $1.0 million of realized gains from our fixed income investments offset by $2.9 million for other than temporary impairments for fixed income securities and $2.9 million for other than temporary impairments for limited partnerships.

Net Losses and Loss Adjustment Expenses

      Net losses and loss adjustment expenses were $201.8 million for 2002, compared with $128.3 million for 2001, an increase of $73.5 million or 57.3%. The loss ratio for 2002 was 124.0%, compared with 85.3% for 2001. See “— Special Note Regarding 2002.” A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $140.9 million for 2002, compared with $43.9 million for 2001. The loss ratio was 138.9% for 2002, compared with 74.4% for 2001. The deterioration was the result of the adverse loss development discussed above.

•	Specialty admitted net losses and loss adjustment expenses were $52.6 million for 2002, compared with $29.1 million for 2001. The loss ratio for 2002 was 99.1%, compared with 79.5% for 2001. The deterioration was the result of the adverse development discussed above.

•	Reinsurance net losses and loss adjustment expenses were $8.3 million for 2002, compared with $55.4 million for 2001. The loss ratio for 2002 was 100.0%, compared with 101.2% for 2001.

Acquisition Costs and Other Underwriting Expenses

      Acquisition costs and other underwriting expenses were $18.9 million for 2002, compared with $15.9 million for 2001, an increase of $3.0 million or 18.9%. This increase can be attributed to a $4.1 million increase in other underwriting expense and a $1.1 million decrease in acquisition costs.

      Acquisition costs decreased by $1.1 million in 2002 primarily as a result of a $6.1 million decrease in contingent commission offset by a $3.9 million decrease in ceding commission.

      Other underwriting expenses increased $4.1 million in 2002, compared with 2001. Premium tax expense increased $1.9 million due to the increased amount of admitted premiums written. Legal expense increased $2.0 million as a result of the RAS arbitration. Salary expense decreased by $1.8 million, principally due to a decline in incentive compensation. Other employee benefits increased by approximately $0.8 million.

Provisions for Doubtful Reinsurance Receivables

      We recorded a charge for an allowance for doubtful reinsurance receivables of $44.0 million in 2002.

Expense and Combined Ratios

      The expense ratio increased to 38.6% for 2002 from 10.6% for 2001. The expense ratio contains the $44.0 million reserve for uncollectible reinsurance, which caused the expense ratio to increase by 27.0 percentage points.

      The overall combined ratio increased to 162.6% for 2002 from 95.9% for 2001.

Other Operating Expenses

      Other operating expenses were $5.9 million for 2002, compared with $2.2 million for 2001, an increase of $3.7 million. The increase was primarily the result of a $2.5 million charge for potentially uncollectible producer balances.

Income Tax Expense

      Income tax benefit was $40.5 million for 2002, compared with an income tax expense of $0.3 million for 2001. The effective tax rate benefit in 2002 was 39.8%, compared with an effective tax rate expense of 2.8% in 2001. The effective tax differs from the United States statutory rate of 35.0% primarily due to tax-exempt investment income. We carried back our 2002 tax losses for five years. As a result of the carryback, alternative minimum tax of $7.3 million was incurred in those earlier years. The alternative minimum tax carryover is available for future years and does not expire.

Net Income (Loss) and Net Operations Income (Loss)

      The factors described above resulted in a net loss of $61.7 million for 2002, compared with net income of $10.8 million for 2001. Net operating loss was $54.1 million for 2002, compared with net operating income of $19.1 million for 2001. Net operating loss for 2002 is equal to 2002 net loss less $7.6 million for after-tax realized investment losses. Net operating income for 2001 is equal to the sum of 2001 net income and $8.3 million of after-tax realized investment losses.

Liquidity and Capital Resources

Sources and Uses of Funds

      United National Group is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, U.N. Barbados and U.N. Bermuda.

      United National Group’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders and corporate expenses, includes dividends and other permitted disbursements from U.N. Barbados, which in turn is largely dependent on dividends and other payments from U.N. Bermuda and our U.S. Insurance Subsidiaries. United National Group has no planned capital expenditures that could have a material impact on its long-term liquidity needs.

      The principal sources of funds at U.N. Barbados, U.N. Bermuda and our U.S. Insurance Subsidiaries include underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by U.N. Barbados, U.N. Bermuda and our U.S. Insurance Subsidiaries principally to pay claims and operating expenses, to purchase investments and to make dividend payments. U.N. Barbados and U.N. Bermuda have generated no funds to date and they have not paid any claims. United National Group’s future liquidity is dependent on the ability of U.N. Barbados, U.N. Bermuda and our U.S. Insurance Subsidiaries to pay dividends.

      Our U.S. Insurance Subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. Our U.S. Insurance Subsidiaries may pay dividends without advance regulatory approval only out of unassigned surplus. The maximum dividend payout that may be made without prior approval in 2004 is $34.1 million.

Surplus Levels

      United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company and United National Casualty Insurance Company are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, our U.S. Insurance Subsidiaries’ capital and surplus are in excess of the prescribed minimum risk-based capital requirements.

Cash Flows

      Sources of operating funds consist primarily of net premiums written and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments.

      Our reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that we collect premiums in advance of losses paid;

•	the timing of our settlements with our reinsurers; and

•	the timing of our loss payments.

      Net cash flow provided by operating activities was $40.4 million in 2003, compared with $105.0 million in 2002. In 2003, net income was $138.8 million greater than in 2002, however this increased income did not directly result in a similar amount of additional cash flow due to the following non-cash items:

•	An extraordinary gain of $46.4 million was recognized in 2003 due to the acquisition of Wind River Investment Corporation.

•	The increase in the provision for doubtful reinsurance balances was $42.3 million less in 2003 compared with 2002.

      Net cash used for investing activities was $87.4 million in 2003, compared with $109.1 million in 2002. The decrease in the cash used for investing activities was primarily due to the use of $11.5 million for the acquisition of business and the $62.1 of additional purchases of bonds and preferred stocks in 2003 compared with 2002, offset by the additional $79.1 million of cash proceeds from the sales and purchases of bonds and stocks in 2003 compared with 2002.

      Net cash provided by financing activities was $53.9 million in 2003, compared with none in 2002. The main sources of this cash flow in 2003 included $165.6 million from our December 15, 2003 IPO and $30.0 million due to the issuance of trust preferred securities, offset by the $150.0 million used in the redemption of our Series A preferred shares.

      We produced net cash flow from operating activities of $105.0 million in 2002, compared with $18.0 million for 2001. As of December 31, 2002, cash flow had not been negatively affected by the 2002 net loss, as approximately 83% of total incurred net losses of $201.7 million were in unpaid losses and loss adjustment expenses as of December 31, 2002 and the $44.0 million charge for the provision for doubtful reinsurance receivables was a non-cash charge. Net premiums collected in 2002 were $162.6 million, a $37.3 million increase compared to 2001. The 2002 cash flow provided by operating activities increased from the overall growth in premiums written since 2001. However, the cash flow benefit of such growth will stabilize in periods subsequent to 2002 as evidenced by the declining change in unearned premiums (a $63.9 million change in 2001 compared with a $33.1 million change in 2002). Ceded written premiums increased $119.1 million in 2002, compared with 2001, which was consistent with the increase in gross premiums written. Our cash provided by operating activities decreased $7.9 million in 2002 due to the timing of our settlements with our reinsurers with respect to ceded balances payable. Net losses paid in 2002 were $97.7 million, a $5.0 million reduction compared with 2001. Cash flow produced by trading activities was $5.7 million in 2002, compared with a use of operating cash flow of $28.6 million in 2001.

      Net cash used for investing activities was $109.1 million for 2002, compared with $65.8 million for 2001, as we used our strong cash flows from operations to purchase bonds and preferred stocks.

Liquidity

      Our U.S. Insurance Subsidiaries maintain sufficient liquidity to pay claims; at December 31, 2003, we had $214.8 million of cash and cash equivalents.

      Our U.S. Insurance Subsidiaries participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata among the members of the group. United National Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premium that are ceded to United National Insurance Company by the other companies in the group must be collateralized. United National Insurance Company has trusts in place to assist the other members of the group in meeting their regulatory requirements.

      There are two intercompany pooling agreements in place. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, we cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained is allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it ceding less business to the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool. To cover the required minimum exposure as of December 31, 2003, the trusts were funded to approximately $269.5 million as of February 2004. It is anticipated that the required funding amount will decline in future periods, which would improve the overall liquidity of the domestic insurance group.

Capital Resources

      We do not anticipate paying any cash dividends on any of our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.

      As a result of the acquisition of our U.S. Operations, senior notes in an aggregate principal amount of $72.8 million, subject to adjustment, were issued to the Ball family trusts, by our subsidiary, Wind River Investment Corporation, as part of the purchase price, which senior notes we have fully and unconditionally guaranteed. These senior notes were amended and restated on November 24, 2003, and have an interest rate of 5.0%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015; however, in certain circumstances Wind River Investment Corporation is required to make mandatory prepayments on these senior notes on October 1 of each year. Wind River Investment Corporation is only required to make such mandatory prepayments if we have generated “excess cash flow” for the preceding fiscal year. “Excess cash flow” generally means an amount equal to our consolidated net income, less such amounts as our Board of Directors may determine are necessary to: (1) maintain an A.M. Best rating of at least “A” (Excellent) for each of our U.S. Insurance Subsidiaries; (2) make permitted dividend payments; (3) maintain the statutory surplus of our U.S. Insurance Subsidiaries at acceptable levels and (4) provide our U.S. Operations with adequate levels of working capital.

      During 2004, our U.S. Insurance Subsidiaries can pay a dividend of $34.1 million without regulatory approval.

      U.N. Barbados holds a note in the amount of $175.0 million from U.N. Holdings II, Inc. The note has an interest rate of 6.64% and matures in 2018. It is anticipated that interest will be paid yearly. U.N. Holdings II, Inc. has no operations. The ability of U.N. Holdings II, Inc. to generate cash to repay the note is dependent on dividends that it receives from its subsidiaries.

      On September 30, 2003, AIS, a wholly-owned indirect subsidiary of United National Group, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned statutory trust, Trust I.

      AIS, through Trust I, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by Dekania Capital Management LLC, which in turn, issued its securities to institutional and accredited investors. Trust I issued 10,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on September 30, 2033 and bear a floating interest rate, reset quarterly, equal to the London Interbank Offered Rate (“LIBOR”) plus 4.05%. AIS, through Trust I, has the right to call the trust preferred securities at par after September 30, 2008, five years from the date of issuance.

      The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of common securities of Trust I to AIS, were used to fund the purchase of $10.3 million (in principal amount) of junior subordinated deferrable interest notes issued by AIS under an indenture, dated as of September 30, 2003, between AIS and JPMorgan Chase Bank, as trustee.

      On October 29, 2003, AIS sold $20.0 million (aggregate liquidation amount) of floating rate trust preferred securities to I-Preferred Term Securities III, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned statutory trust, Trust II.

      AIS, through Trust II, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by I-Preferred Term Securities III, Ltd., which in turn, issued its securities to institutional and accredited investors. Trust II issued 20,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on October 29, 2033 and bear a floating interest rate, reset quarterly, equal to the LIBOR plus 3.85%. AIS, through Trust II, has the right to call the trust preferred securities at par after October 29, 2008, five years from the date of issuance.

      The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of common securities of Trust II to AIS, were used to fund the purchase of $20.6 million (in principal amount) of floating rate junior subordinated deferrable interest debentures issued by AIS under an indenture, dated as of October 29, 2003, between AIS and U.S. Bank National Association, as trustee.

      On September 5, 2003 we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company and The AMC Group, L.P.

Commitments

      We have commitments in the form of operating leases, obligations to fund limited partnerships and a revolving line of credit. Unpaid losses and loss adjustment expenses are not included in the table below as there is no related contractual maturity for such obligations. As of December 31, 2003, contractual obligations related to commitments were as follows:

			1 Year to	3 Years to
		Less than	Less than	Less than	5 Years
	Total	1 Year	3 Years	5 Years	and More
(Dollars in thousands)
Operating leases(1)	$10,558	$2,122	$4,152	$4,284	$—
Commitments to fund limited partnerships(2)	6,840	6,840	—	—	—
Discretionary demand line of credit(3)	155	31	62	62	—
Senior notes payable to related party(4)	72,848	—	—	—	72,848
Junior subordinated debentures(5)	30,929	—	—	—	30,929

Total	$121,330	$8,993	$4,214	$4,346	$103,777

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(2)	We are required to commit additional capital to certain limited partnership investments during future periods. Because the timing of the payments is not specified by the limited partnership agreements, all such commitments are treated as current obligations for the purpose of this table.

(3)	There were no outstanding borrowings against the discretionary demand line of credit as of December 31, 2003. The amounts shown above represent fees due on the amount available for borrowing.

(4)	As a result of the acquisition of Wind River Investment Corporation, senior notes in an aggregate principal amount of approximately $72.8 million, subject to adjustment, were issued to the Ball family trusts, as part of the purchase price by Wind River Investment Corporation, which senior notes we have fully and unconditionally guaranteed. These senior notes were amended and restated effective November 24, 2003, and have an interest rate of 5.0%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015; however, in certain circumstances Wind River Investment Corporation is required to make mandatory prepayments on these senior notes, commencing September 5, 2005, on October 1 of each year until maturity. Wind River Investment Corporation is required to make such mandatory prepayments if “excess cash flow,” as defined, was generated in the preceding fiscal year. “Excess cash flow” generally means an amount equal to our consolidated net income, less such amounts as our Board of Directors may determine are necessary to: (1) maintain an A.M. Best rating of at least “A” (Excellent) for each of our U.S. Insurance Subsidiaries; (2) make permitted dividend payments; (3) maintain the statutory surplus of our U.S. Insurance Subsidiaries at acceptable levels; and (4) provide our U.S. Operations with adequate levels of working capital. Under the terms of the senior notes, the earliest prepayment date is October 1, 2005 with the Board of Directors’ determination of “excess cash flow” being based on our 2004 results of operations and financial position at the time of the payment.

(5)	See discussion in Capital Resources.

Off Balance Sheet Arrangements

      We have no off balance sheet arrangements.

Inflation

      Property and casualty insurance premiums are established before we know the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in establishing our reserves.

      Substantial future increases in inflation could result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and resulting unrealized losses or reductions in shareholders’ equity.

Cautionary Note Regarding Forward-Looking Statements

      Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance sectors in general, both as to underwriting and investment matters. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

      All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	ineffectiveness of our business strategy due to changes in current or future market conditions;

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated;

•	decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers;

•	our ability to implement our business plan for our Non-U.S. Operations;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our insurance subsidiaries;

•	United National Group, U.N. Barbados or U.N. Bermuda becoming subject to income taxes in the United States;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance or a deterioration of the claims-paying ability of reinsurers who have payment obligations to us;

•	the effects of acts of terrorism;

•	the effects of terrorist-related insurance legislation and laws;

•	loss of key personnel;

•	political instability in the Cayman Islands, Barbados or Bermuda;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation and other factors that could affect our investment portfolio.

      The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included under “Business — Risk Factors.” We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We believe that we are principally exposed to two types of market risk:

Interest Rate Risk

      Our primary market risk exposure is to changes in interest rates. Our fixed income investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income investments fall, and the converse is also true. We expect to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. As of December 31, 2003, assuming identical shifts in interest rates for securities of all maturities, an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.3%, or approximately $17.9 million on our fixed income securities of $550.0 million, and an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.0% or approximately $16.5 million.

Credit Risk

      We have exposure to credit risk primarily as a holder of fixed income investments. Our investment policy requires that we invest in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security.

      In addition, we have credit risk exposure to our general agencies and reinsurers. We seek to mitigate and control our risks to producers by typically requiring our general agencies to render payments within no more than 45 days after the month in which a policy is effective and including provisions within our general agency contracts that allow us to terminate a general agencies’ authority in the event of non-payment.

      With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts for collateral. As of December 31, 2003, $719.0 million of collateral was held in trust to support the reinsurance receivables.

Item 8.	Financial Statements and Supplementary Data

UNITED NATIONAL GROUP, LTD.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of United National Group, Ltd.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of United National Group, Ltd. and its subsidiaries (“Successor Basis”) at December 31, 2003, and the results of their operations and their cash flows for the period September 6, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA
February 16, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of United National Group, Ltd.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Wind River Investment Corporation and its subsidiaries (“Predecessor Basis”) at December 31, 2002, and the results of their operations and their cash flows for the period January 1, 2003 through September 5, 2003 and for each of the two years ended in the period December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA
February 16, 2004

UNITED NATIONAL GROUP, LTD.

Consolidated Balance Sheets

	Successor as of	Predecessor as of
	December 31,	December 31,
	2003	2002
(Dollars in thousands, except per share data)
ASSETS
Bonds:
Trading securities, at fair value
(amortized cost: 2003 — $ — , 2002 — $14,913)	$—	$14,607
Available for sale securities, at fair value
(amortized cost: 2003 — $540,543, 2002 — $434,957)	549,966	446,418
Preferred shares:
Trading securities, at fair value	—	3,106
(cost: 2003 $ — , 2002 — $2,985)
Available for sale securities, at fair value	4,894	—
(cost: 2003 — $4,372, 2002 — $ — )
Common shares:
Trading securities, at fair value	—	31,604
(cost: 2003 — $ — , 2002 — $37,145)
Available for sale securities, at fair value	33,219	—
(cost: 2003 — $30,762, 2002 $ — )
Other invested assets	45,434	41,285
Mortgage loans	—	1,167

Total investments	633,513	538,187
Cash and cash equivalents	214,796	72,942
Agents’ balances, net	62,374	50,744
Reinsurance receivables, net	1,762,988	1,743,524
Accrued investment income	5,909	6,567
Federal income taxes receivable	4,898	31,798
Deferred federal income taxes, net	25,323	29,970
Deferred acquisition costs, net	8,581	3,289
Prepaid reinsurance premiums	117,936	196,172
Other assets	12,443	12,427

Total assets	$2,848,761	$2,685,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$2,059,760	$2,004,422
Unearned premiums	177,408	247,138
Amounts held for the account of others	20,201	13,766
Ceded balances payable	59,876	61,787
Payable for securities	—	6,250
Contingent commissions	5,178	5,426
Senior notes payable to related party	72,848	—
Junior subordinated debentures	30,929	—
Other liabilities	41,769	78,194

Total liabilities	2,467,969	2,416,983

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 15,105,503 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	3	—
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	347,487	81,186
Accumulated other comprehensive income	10,031	7,329
Retained earnings	23,271	180,122

Total shareholders’ equity	380,792	268,637

Total liabilities and shareholders’ equity	$2,848,761	$2,685,620

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Operations

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor Year	Predecessor Year
	through	through	Ended	Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands, except per share data)
Revenues:
Gross premiums written	$157,757	$510,623	$793,083	$670,520

Net premiums written	$61,265	$139,116	$172,689	$169,310

Net premiums earned	$51,912	$128,254	$162,763	$150,336
Net investment income	6,106	13,289	17,685	19,353
Net realized investment gains (losses)	169	5,589	(11,702)	(12,719)

Total revenues	58,187	147,132	168,746	156,970
Losses and Expenses:
Net losses and loss adjustment expenses	38,299	84,885	201,750	128,338
Acquisition costs and other underwriting expenses	14,604	30,543	18,938	15,867
Provision for doubtful reinsurance receivables	—	1,750	44,000	—
Other operating expenses	7	288	5,874	2,220
Interest expense	1,604	46	115	77

Income (loss) before income taxes	3,673	29,620	(101,931)	10,468
Income tax (benefit) expense	(1,666)	6,850	(40,520)	295

Net income (loss) before equity in net income (loss) of partnerships	5,339	22,770	(61,411)	10,173
Equity in net income (loss) of partnerships	758	1,834	(252)	664

Net income (loss) before extraordinary gain	6,097	24,604	(61,663)	10,837
Extraordinary gain	46,424	—	—	—

Net income (loss)	52,521	24,604	(61,663)	10,837
Dividends on preferred shares	(29,250)	—	—	—

Net income (loss) available to common shareholders	$23,271	$24,604	$(61,663)	$10,837

Per share data:
Net income (loss) available to common shareholders before extraordinary gain	$(23,153)	$24,604	$(61,663)	$10,837
Basic	$(1.41)	$246,040	$(616,630)	$108,370

Diluted	$(1.41)	$246,040	$(616,630)	$108,370

Extraordinary gain	$46,424	$—	$—	$—

Basic	$2.83	$—	$—	$—

Diluted	$2.83	$—	$—	$—

Net income (loss) available to common shareholders	$23,271	$24,604	$(61,663)	$10,837

Basic	$1.42	$246,040	$(616,630)	$108,370

Diluted	$1.42	$246,040	$(616,630)	$108,370

Weighted-average number of shares outstanding
Basic	16,372,283	100	100	100

Diluted	16,372,283	100	100	100

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Comprehensive Income (Loss)

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor Year	Predecessor Year
	through	through	Ended	ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Net income (loss)	$52,521	$24,604	$(61,663)	$10,837
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	16,532	(2,450)	(3,880)	(10,016)
Less:
Reclassification adjustment for gains (losses) included in net income	(1,100)	(568)	12,275	7,961

Other comprehensive income (loss), before tax	15,432	(3,018)	8,395	(2,055)
Income tax expense (benefit) related to items of other comprehensive income (loss)	5,401	(1,056)	2,939	(719)

Other comprehensive income (loss), net of tax	10,031	(1,962)	5,456	(1,336)

Comprehensive income (loss), net of tax	$62,552	$22,642	$(56,207)	$9,501

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Changes in Shareholders’ Equity

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor	Predecessor
	through	through	Year Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Common shares:
Number at beginning of period	10,000,000	100	100	100
Class A common shares issued in acquisition	2,500,000	—	—	—
Class A common shares issued under stock purchase plan	245,208	—	—	—
Class A common shares issued in IPO	10,750,000	—	—
Class A common shares issued in redemption of Series A preferred shares	1,610,295	—	—	—
Class B common shares issued in exchange for Series A preferred shares	2,687,500	—	—	—

Number at end of period	27,793,003	100	100	100

Common shares:
Balance at beginning of period	$1	$—	$—	$—
Class A common shares issued in IPO	2	—	—	—

Balance at end of period	$3	$—	$—	$—

Preferred shares:
Number at beginning of period	14,000,000	—	—	—
Preferred shares issued in acquisition	3,500,000	—	—	—
Preferred shares redeemed	(15,000,000)	—	—	—
Preferred shares exchanged for Class B common shares	(2,500,000)	—	—	—

Number at end of period	—	—	—	—

Preferred shares:
Balance at beginning of period	$2	$—	$—	$—
Preferred shares redeemed	(2)	—	—	—
Preferred shares exchanged for Class B common shares	—	—	—	—

Balance at end of period	$—	$—	$—	$—

Additional paid-in capital:
Balance at beginning of period	$239,997	$81,186	$81,186	$81,186
Preferred share dividends	29,250	—	—	—
Preferred shares redeemed	(149,998)	—	—	—
Contributed capital from preferred shares	35,000	—	—	—
Contributed capital from common shares	193,238	5,638	—	—

Balance at end of period	$347,487	$86,824	$81,186	$81,186

Accumulated other comprehensive income net of deferred income:
Balance at beginning of period	$—	$7,329	$1,873	$3,209
Other comprehensive income (loss)	10,031	(1,962)	5,456	(1,336)

Balance at end of period	$10,031	$5,367	$7,329	$1,873

Retained earnings:
Balance at beginning of period	$—	$180,122	$241,785	$230,948
Net income (loss)	52,521	24,604	(61,663)	10,837
Preferred share dividends	(29,250)	—	—	—

Balance at end of period	$23,271	$204,726	$180,122	$241,785

Total shareholders’ equity	$380,792	$296,917	$268,637	$324,844

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Cash Flows

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor	Predecessor
	through	through	Year Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$52,521	$24,604	$(61,663)	$10,837
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Amortization of debt issuance costs	90	—	—	—
Extraordinary gain	(46,424)	—	—	—
Deferred federal income taxes	(1,192)	39	(17,104)	(4,533)
Amortization of bond premium and discount, net	1,107	1,504	853	(81)
Net realized investment gains (losses)	(169)	2,994	12,275	7,961
Equity in loss (income) of partnerships	(758)	(1,834)	252	(664)
Unrealized loss (gain) on trading securities	—	(8,583)	(573)	4,758
Provision for doubtful agents’ balances	—	—	2,500	—
Provision for doubtful reinsurance receivables	—	1,750	44,000	—
Proceeds from sale or maturity of trading securities	—	9,827	33,598	20,855
Purchase of trading securities	—	(9,764)	(27,896)	(49,471)
Changes in:
Agents’ balances	20,447	(32,077)	(12,520)	(3,280)
Reinsurance receivables	31,274	(102,611)	(988,458)	(104,300)
Unpaid losses and loss adjustment expenses	(11,429)	116,172	1,097,065	106,727
Unearned premiums	4,692	5,450	33,110	63,950
Ceded balances payable	(27,602)	25,691	7,934	15,855
Other liabilities	(13,178)	(24,170)	17,750	4,232
Amounts held for the account of others	1,365	5,070	7,972	2,961
Funds held by reinsured companies	—	—	8,250	(7,250)
Contingent commissions	(1,966)	1,718	(4,070)	444
Federal income tax receivable	(4,199)	31,099	(29,655)	255
Prepaid reinsurance premiums	4,846	5,100	(23,184)	(44,981)
Receivables for securities	—	—	6,530	(400)
Payable for securities	(23)	(6,227)	—	—
Other — net	(16,287)	1,489	(1,993)	(5,829)

Net cash (used for) provided by operating activities	(6,885)	47,241	104,973	18,046

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Cash Flows — (Continued)

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor	Predecessor
	through	through	Year Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Cash flows from investing activities:
Proceeds from sale of bonds and stocks	198,506	70,629	187,391	95,255
Proceeds from maturity of bonds	200	3,525	6,000	3,075
Proceeds from sale of other invested assets	1,715	14,433	4,347	196
Purchase of bonds and stocks	(252,569)	(101,924)	(292,410)	(142,105)
Proceeds from sale or repayment of mortgages	—	8	59	51
Proceeds from sale of mortgage	—	1,166	—	—
Purchase of other invested assets	(2,892)	(8,663)	(14,475)	(20,962)
Purchase of mortgages	—	—	—	(1,277)
Acquisition of business, net of cash acquired	(11,522)	—	—	—

Net cash used for investing activities	(66,562)	(20,826)	(109,088)	(65,767)
Cash flows from financing activities:
Net proceeds from IPO of common shares	165,557	—	—	—
Redemption of preferred shares	(150,000)	—	—	—
Borrowings under credit facility	—	4,650	17,600	—
Repayments of credit facility	—	(4,650)	(17,600)	—
Capital contribution from Ball Family Trusts	—	5,638	—	—
Issuance of common shares under stock purchase plan	2,686	—	—	—
Issuance of junior subordinated debentures	30,000	—	—	—

Net cash provided by financing activities	48,243	5,638	—	—

Net change in cash and cash equivalents	(25,204)	32,053	(4,115)	(47,721)
Cash and cash equivalents at beginning of period	240,000	72,942	77,057	124,778

Cash and cash equivalents at end of period	$214,796	$104,995	$72,942	$77,057

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of United National Group, Ltd. and its direct and indirect wholly-owned subsidiaries, (“United National Group” or the “Company”), Wind River Insurance Company (Barbados) Ltd.(“U.N. Barbados”), Wind River Insurance Company (Bermuda), Ltd. (“U.N. Bermuda”), U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc. (“AIS”), American Insurance Adjustment Agency, Inc. (“AIAA”), International Underwriters, Inc. (“IUI”), Unity Risk Partners Insurance Services, Inc. (“URP”), United National Insurance Company (“UNIC”), Diamond State Insurance Company (“Diamond State”), United National Specialty Insurance Company (“United National Specialty”), United National Casualty Insurance Company (“United National Casualty”) and J.H. Ferguson & Associates, LLC (“J.H. Ferguson”). All significant intercompany balances and transactions have been eliminated in consolidation.

      As discussed below in Note 2, the Company acquired all of the outstanding common stock of Wind River Investment Corporation and its subsidiaries (“Wind River” or the “Predecessor”) on September 5, 2003 (the “Acquisition”). As a result of the Acquisition, the capital structure and basis of accounting of the Company differ from those of Wind River prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition (“Predecessor” period) may not be comparable to data for periods subsequent to the Acquisition. (“Successor” period).

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)     Acquisition of Wind River

      On September 5, 2003, the Company acquired 100% of the outstanding common stock of Wind River from a group of family trusts affiliated with the Ball family of Philadelphia, Pennsylvania. The purchase price for Wind River consisted of $100.0 million in cash, the issuance of 2.5 million Class A common shares valued at $10.00 per share, the issuance of 3.5 million Series A preferred shares valued at $10.00 per share and the issuance of senior notes by Wind River having an aggregate principal amount of approximately $72.8 million. The fair market valuations of the Class A common shares and Series A preferred shares were determined by using the book value of the shares on September 5, 2003, since the Company received its initial capitalization on that date.

      The primary reason for the acquisition was that the Company valued the significance of Wind River’s leading role in the specialty insurance markets. In addition, the Company believed that Wind River was properly positioned to take advantage of the strengthening market conditions in the property and casualty insurance industry.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      In connection with the acquisition on September 5, 2003, the $250.4 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investments and cash	$667,836
Agents’ balances	82,821
Reinsurance receivables	1,794,262
Accrued investment income	5,176
Federal income taxes receivable	699
Deferred federal income taxes	(5,462)
Prepaid reinsurance premiums	122,782
Intangible assets	96,350
Other assets	9,535

Total	$2,773,999

Liabilities:
Unpaid losses and loss adjustment expenses	$2,071,189
Unearned premiums	172,716
Amounts held for the account of others	12,857
Ceded balances payable	87,478
Payable for securities	23
Contingent commissions	7,144
Due to affiliates	104
Other liabilities	59,840

Total	$2,411,351

Estimated fair value of net assets acquired	$362,648
Less: write-down of non-current non-financial assets, and intangible assets, net of $33,722 of taxes	(62,628)
Other assets, net of $1,694 of taxes	(3,146)

Total write-downs	(65,774)
Adjusted estimated fair value of net assets acquired	296,874

Excess of estimated fair value of net assets over purchase price	$(46,424)

      The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). The $46.4 million excess of the estimated fair value of net assets over purchase price was recognized as an extraordinary gain in the consolidated statement of operations for the period September 6, 2003 to December 31, 2003.

      In connection with the acquisition of Wind River, the assets and liabilities acquired by the Company were adjusted to fair value. Accordingly, the fair value of the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables was estimated by (1) discounting the gross reserves and reinsurance receivables, (2) applying a risk margin to the gross reserves and reinsurance receivables and (3) reducing gross reinsurance receivables by an amount equal to an estimate of potentially uncollectible reinsurance receivables as of the acquisition date. The final factor did not affect net reinsurance receivables because Wind River had recorded an

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

allowance for uncollectible reinsurance, which was considered a reasonable estimate of the credit risk inherent in the reinsurance receivables as of the acquisition date.

      Wind River discounted the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables based on the present value of the expected underlying cash flows using a risk-free interest rate of 3%, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by Wind River’s actuarial department based on historical loss data.

      A risk margin of approximately 10% was applied to the discounted reserve for unpaid losses and loss adjustment expenses to reflect management’s estimate of the cost Wind River would incur to reinsure the full amount of its unpaid losses and loss adjustment expenses with a third-party reinsurer. This risk margin was based upon management’s assessment of the uncertainty inherent in the reserve for unpaid losses and loss adjustment expenses and their knowledge of the reinsurance marketplace.

      As a result of these adjustments, the fair value of the reserve for losses and loss adjustment expenses was reduced by $49.4 million as of the acquisition date. Based on the nature of Wind River’s reinsurance program and expected future payout patterns, its reinsurance receivables were also reduced by $49.4 million.

      As of the acquisition date, Wind River adjusted its gross and net unearned premium reserves to fair value by (1) discounting the unearned premium reserves and (2) applying a risk margin to the unearned premium reserves. The risk margin utilized to record the gross unearned premium reserves at fair value was 25%. A slightly lower 20% risk margin was utilized to calculate the net unearned premium reserves because of the shorter period of the underlying exposures, which produces a lower degree of variability in the embedded future profits. Wind River discounted the unearned premium reserves based on the present value of the expected underlying cash flows using a risk-free interest rate of 3%, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by Wind River’s actuarial department based on historical loss data.

      As a result of these adjustments, the fair value of the gross unearned premium reserves was reduced by $79.9 million as of September 5, 2003, with a $68.3 million decrease in prepaid reinsurance premiums, thereby resulting in an $11.6 million decrease in the net unearned premium reserves. The adjustments to the gross and net unearned premium reserves had a directly proportional impact to gross and net premiums earned.

(3)     Summary of Significant Accounting Policies

Initial Capitalization of United National Group

      United National Group was organized by affiliates of Fox Paine & Company, LLC (“Fox Paine & Company”) on August 26, 2003, for the purpose of acquiring Wind River. On September 5, 2003, Fox Paine made a capital contribution of $240.0 million to the Company, in exchange for 10.0 million Class B common shares and 14.0 million Series A preferred shares.

Initial Public Offering of Class A Common Shares (“IPO”)

      In December 2003, the Company consummated its IPO of 10,750,000 Class A common shares, including 1,000,000 Class A common shares issued in connection with the exercise of part of the underwriters’ overallotment option, at a price of $17.00 per share. Proceeds of the offering less underwriting discounts of $12.8 million were $170.0 million. Expenses for the IPO totaled $4.4 million, resulting in net proceeds to the company of $165.6 million (the “IPO Proceeds”). The Company used $150.0 million of the IPO Proceeds to fund the redemption of all its Series A preferred shares.

Description of Business

      The Company offers four general classes of insurance products across both its excess and surplus lines (“E&S”) and specialty admitted business segments. These four classes of products are specific specialty

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

insurance products, umbrella and excess insurance products, property and general liability insurance products and non-medical professional liability insurance products. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s non-U.S. insurance subsidiaries are licensed in Bermuda and Barbados and U.N. Bermuda is eligible to write surplus lines business in certain U.S. jurisdictions.

Investments

      As a result of the preliminary purchase price allocation, as discussed above in Note 2, all of the Predecessor’s investments at September 5, 2003 were adjusted to their fair value on that date. Thus, the fair value of all investments on September 5, 2003 became the book value prospectively for the Company. In addition, the Company used different classifications for its investments when compared to the classifications used by the Predecessor.

      As of September 5, 2003, the Predecessor owned approximately $15.3 million of convertible securities, which were classified as trading. After the acquisition, the Company’s convertible securities were classified as available for sale and the Company bifurcated the embedded derivative component of these securities from the host contract.

      The Company’s investments in bonds are classified as available for sale and are carried at their fair value. The difference between book value and fair value of bonds, excluding the derivative components, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between book value and fair value of the derivative components of the bonds is included in income.

      The Predecessor’s investments in bonds were classified as available for sale and as trading and were carried at their fair value. The difference between book value and fair value of bonds classified as available for sale, net of the effect of deferred income taxes, was reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The current year change in the difference between book value and fair value of bonds classified as trading was included in income.

      The Company’s investments in preferred stocks are classified as available for sale and are carried at fair value. The difference between book and fair value of preferred stocks, excluding the derivative components, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between book value and fair value of the derivative components of the preferred stocks is included in income.

      The Predecessor’s investments in preferred stocks were classified as trading and were carried at fair value. The current year change in the difference between book value and fair value of preferred stocks was included in income.

      The Company’s investments in common stocks are classified as available for sale and carried at fair value. The difference between book and fair value of common stocks, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.

      The Predecessor’s investments in common stocks were classified as trading and were carried at fair value. The current year change in the difference between book value and fair value of common stocks was included in income.

      Other invested assets are comprised primarily of limited liability partnership interests and uncollateralized commercial loans. Partnership interests of 3% ownership or greater are accounted for under the equity method.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Partnership interests of less than 3% ownership are carried at their fair value. The difference between book value and fair value of partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. Uncollateralized commercial loans are stated at unpaid principal balances, net of allowances.

      Net realized gains and losses on investments are reported as a component of income from investments. Such gains or losses are determined based on the specific identification method.

      The Company’s investments are regularly evaluated to determine if declines in market value below amortized cost are other than temporary. If market value declines are determined to be other than temporary, the security’s cost basis is adjusted to the market value of the security, with the loss recognized in the current period.

      During the period from January 1, 2003 to September 5, 2003, the Predecessor recorded other than temporary impairment losses of $1.9 million on its fixed income portfolio and $0.7 million on its investments in limited partnerships. No such losses were incurred during the period from September 6, 2003 to December 31, 2003 or the year ended December 31, 2002 or 2001.

      Fair value is defined as the amount at which the instrument could be exchanged in a current transaction with willing parties. The fair values of the Company’s investments in bonds and stocks are determined on the basis of quoted market prices. The Company also holds other invested assets, including investments in several limited partnerships, which were valued at $45.4 million and $41.3 million as of December 31, 2003 and 2002, respectively. Several of these partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of December 31, 2003 and 2002, respectively, the Company’s other invested assets portfolio includes $16.9 million and $20.4 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

Cash and Cash Equivalents

      For the purpose of the statements of cash flows, the Company considers all liquid instruments with maturities, at date of acquisition, of three months or less to be cash equivalents. The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments. Generally, bank balances exceed federally insured limits. The carrying amount of cash and cash equivalents approximates fair value.

Agents’ Balances

      In the normal course of business, the Company has various receivables due from agents or insureds. However, cash received prior to the processing of the related policies is recorded as a credit to agents’ balances. During 2002, the Predecessor established a $2.5 million allowance for uncollectible receivables due from agents or insureds. The expense associated with the establishment of this reserve has been reflected in the Predecessor’s results of operations in 2002. The five largest general agencies accounted for approximately 51.3% of the net premiums written by the Company and the Predecessor for the year ended December 31, 2003, with no one general agency accounting for more than 13.1%. J.H. Ferguson accounted for 9.6% of net premiums written during that period.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Reinsurance

      In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy. The Company regularly reviews the collectibility of reinsurance receivables. Any allowances resulting from this review are included in income during the period in which the determination is made.

      The Predecessor recorded a provision for doubtful reinsurance receivables of $1.8 million during the period from January 1, 2003 through September 5, 2003 and $44.0 million during the year ended December 31, 2002.

Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred income tax assets.

      On February 28, 2003, AIS converted from a C Corporation to an S Corporation. AIS filed a consolidated federal tax return as of February 28, 2003. For the tax period from March 1, 2003 to September 5, 2003, United National Insurance Company and its subsidiaries will file a consolidated federal income tax return and AIS and its other subsidiaries, AIAA, IUI and URP, will each file a separate, stand-alone federal income tax return.

      On September 5, 2003, Wind River and AIS converted from an S Corporation to a C Corporation. A consolidated income tax return will be filed for all U.S. entities for the stub period from September 6, 2003 to December 31, 2003.

Deferred Acquisition Costs/ Future Servicing Costs

      The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. The excess of the ceding commissions earned from reinsurers over the Company’s costs of acquiring new and renewal insurance and reinsurance contracts is capitalized as future servicing costs and amortized over the period in which the related premiums are earned. Deferred acquisition costs and future servicing costs are netted in the accompanying consolidated financial statements. The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that are directly related to and vary with the production of business. The method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned.

Guaranty Fund Assessments

      The U.S. insurance subsidiaries are subject to state guaranty fund assessments, which enable states to provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expenses for a guaranty fund and insurance

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

activity related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimable. As of December 31, 2003 and 2002, included in other liabilities in the consolidated balance sheets were $1.9 million and $1.2 million, respectively, of liabilities for state guaranty funds and other assessments. As of December 31, 2003 and 2002, included in other assets in the consolidated balance sheets were $0.6 million and $0.8 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.

Unpaid Losses and Loss Adjustment Expenses

      The liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amount needed to pay losses and related settlement expenses with respect to insured events. This liability is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period with respect to direct business, estimates received from ceding reinsurers with respect to assumed reinsurance and estimates of unreported losses established by management.

      The process of establishing the liability for property and casualty unpaid losses and loss adjustment expenses is complex, requiring the use of informed estimates and judgments. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of the loss to the Company. To establish this liability, the Company regularly reviews and updates the methods of making such estimates and establishing the resulting liabilities. Any resulting adjustments are recorded in income during the period in which the determination is made.

Premiums

      Premiums are recognized as revenue ratably over the term of the respective policies. Unearned premiums are computed to the day of expiration. Premium suspense is recorded in Other Liabilities in the accompanying balance sheets.

Contingent Commissions

      Certain professional general agencies receive special incentives when certain premium thresholds are met or when loss results of programs are more favorable than predetermined thresholds. These costs are estimated and charged to other underwriting expenses when incurred.

Stock Based Compensation

      The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which establishes a fair value-based method of accounting for stock-based compensation plans.

Earnings Per Share

      Basic earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding.

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). The objective of SFAS No. 150 is to establish standards for how an

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for instruments entered into or modified after May 31, 2003, and the disclosure requirements were effective beginning third quarter 2003. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest.

      Adoption of FIN 46 and its current interpretations did not have a material impact on the Company’s financial condition, results of operations or liquidity. The Company applied the provisions of FIN 46 and its current interpretations to its reporting for two wholly owned statutory trusts, which issued $30.0 million of trust preferred securities in 2003. As a result of application of the provisions of FIN 46, the Company deconsolidated these wholly owned statutory trusts, resulting in an increase of $0.9 million of other assets and debt on the balance sheet. See Note 8 for additional information.

      In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”) which amends SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company follows SFAS No. 123 using the fair-value method of accounting for stock-based compensation plans. The Company has applied the disclosure provisions of SFAS No. 148 to the consolidated financial statements. See Note 12 for additional information.

      FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), became effective December 15, 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The adoption of FIN 45 had no effect on the Company’s consolidated financial statements.

Reclassification

      Certain prior period amounts have been reclassified to conform to current period presentation.

(4)     Investments

      Bonds, included in the available for sale category, with an estimated fair market value of approximately $292.8 million and $141.4 million, were deposited with various governmental authorities in accordance with statutory requirements at December 31, 2003 and 2002, respectively. In addition, bonds with an estimated fair

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

market value of $5.4 million at December 31, 2003, were held in a trust fund to meet the regulatory requirements of U.N. Bermuda, one of the Company’s subsidiaries.

      The cost and estimated fair value of investments classified as available for sale were as follows as of December 31, 2003 and 2002:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
2003
Bonds:
Obligations of states and political subdivisions	$481,129	$8,391	$(143)	$489,377
Mortgage-backed securities	2,055	2	—	2,057
U.S. treasury and agency obligations	42,170	212	(14)	42,368
Corporate notes	15,189	1,038	(63)	16,164

Total bonds	540,543	9,643	(220)	549,966
Common stock	30,762	2,739	(282)	33,219
Preferred stock	4,372	733	(211)	4,894

Total	$575,677	$13,115	$(713)	$588,079

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
2002
Bonds:
Obligations of states and political subdivisions	$391,706	$13,446	$(2,072)	$403,080
Mortgage-backed securities	8,566	35	(451)	8,150
U.S. treasury and agency obligations	29,364	1,303	—	30,667
Corporate notes	5,321	—	(800)	4,521

Total	$434,957	$14,784	$(3,323)	$446,418

      The Company held no debt or equity investments in a single issuer totaling in excess of 10% of shareholders’ equity at December 31, 2003 or 2002.

      At December 31, 2003, the Company held 69 securities in an unrealized loss position with a total estimated fair value of $59.3 million and gross unrealized losses of $0.7 million. As a result of the Acquisition, none of these securities had been in a continuous unrealized loss position for greater than four months. The Company held 37 bonds, at December 31, 2003, in an unrealized loss position with a total estimated fair value of $52.7 million and gross unrealized losses of $0.2 million. The Company held 29 common stocks, at December 31, 2003, in an unrealized loss position with a total estimated fair market value of $5.2 million and gross unrealized losses of $0.3 million. The Company held 3 preferred stocks, at December 31, 2003, in an unrealized loss position with a total estimated fair value of $1.4 million and gross unrealized losses of $0.2 million. Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2003, concluded the unrealized losses discussed above are not other than temporary impairments.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The amortized cost and estimated fair value of debt securities classified as available for sale at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
(Dollars in thousands)
Due in one year or less	$191,430	$191,586
Due after one year through five years	180,893	184,607
Due after five years through ten years	143,849	147,659
Due after ten years	22,316	24,057
Mortgage-backed securities	2,055	2,057

	$540,543	$549,966

      The components of net realized investment gains (losses) on the sale of investments for the period from September 6, 2003 to December 31, 2003 and the period from January 1, 2003 to September 5, 2003 were as follows:

	Successor	Predecessor
	September 6, 2003	January 1, 2003
	through	through
	December 31,	September 5,
	2003	2003
(Dollars in thousands)
Bonds
Gross realized gains	$989	$3,484
Gross realized losses	(1,335)	(2,877)

Net realized gains (losses)	(346)	607

Common stock
Gross realized gains	820	6,353
Gross realized losses	(305)	(711)

Net realized gains	515	5,642

Preferred stock
Gross realized gains	—	288
Gross realized losses	—	(75)

Net realized gains	—	213

Other invested assets
Gross realized gains	—	493
Gross realized losses	—	(1,366)

Net realized losses	—	(873)

Total net realized investment gains	$169	$5,589

      Proceeds from sales of investments in debt and preferred stocks classified as available for sale were $187.4 million and $95.3 million during 2002 and 2001, respectively. Gross gains of $3.2 million and $1.2 million and gross losses of $1.6 million and $3.6 million were realized on those sales during 2002 and 2001, respectively. During 2001, the Company recorded realized losses, net of tax, of $2.9 million for bonds that experienced other than temporary declines in their estimated market value. During 2002 and 2001, the Company

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

recorded realized losses, net of tax, of $0.8 million and $1.6 million, respectively, for other invested assets that experienced other than temporary declines in their estimated market value. No such losses were recorded during the period from January 1, 2003 to September 5, 2003 or from September 6, 2003 to December 31, 2003.

      Investments in debt securities classified as trading securities at December 31, 2002 and 2001, had a fair value of $14.6 million and $16.2 million, respectively. In addition, common stocks with a fair value of $31.6 million and $49.0 million at December 31, 2002 and 2001, respectively, were classified as trading securities. A gain of $0.4 million, net of tax expense of $0.2 million in 2002, and a loss of $3.1 million, net of tax benefit of $1.7 million in 2001, on debt and equity securities classified as trading securities were included in earnings in 2002 and 2001, respectively.

      The sources of net investment income for the period from September 6, 2003 to December 31, 2003, the period from January 1, 2003 to September 5, 2003 and the years ended December 31, 2002 and 2001 were as follows:

	Successor	Predecessor
	September 6, 2003	January 1, 2003
	through	through
	December 31,	September 5,	Predecessor	Predecessor
	2003	2003	2002	2001
(Dollars in thousands)
Bonds	$5,453	$13,283	$20,868	$19,307
Equity securities	308	438	872	976
Cash and cash equivalents	360	755	1,411	3,665
Short term investments	—	—	—	66
Other	370	1,257	1,444	477

Total investment income	6,491	15,733	24,595	24,491
Investment expense	(385)	(2,444)	(6,910)	(5,138)

Net investment income	$6,106	$13,289	$17,685	$19,353

      There were no investments in fixed maturity securities that were non-income producing for the period from September 6, 2003 to December 31, 2003, the period from January 1, 2003 to September 5, 2003 or the years ended December 31, 2002 or 2001.

(5)     Reinsurance

      The Company cedes insurance to unrelated insurers in the ordinary course of business to limit its net loss exposure. In addition, there are excess of loss contracts that protect against losses over stipulated amounts. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.

      As of December 31, 2003, the Company had total reinsurance receivables of $1,846.1 million, which were carried at $1,763.0 million. The carrying value of the receivables is net of an $83.1 million reduction recorded in connection with the Acquisition. This adjustment represented the net effect of (1) discounting the reinsurance receivables balances, (2) applying a risk margin to the reinsurance receivables balances and (3) reducing gross reinsurance receivables by an amount equal to an estimate of potentially uncollectible reinsurance receivables as of the acquisition date. The Company’s estimate of potentially uncollectible reinsurance receivables, which was $49.1 million at the date of the Acquisition, has been reduced to $33.7 million as of December 31, 2003 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003. As of December 31, 2002, the Company had net reinsurance receivables of $1,939.7 million, which was composed of $1,986.4 million of reinsurance receivables net of a $46.7 million allowance for uncollectible reinsurance receivables. At December 31, 2003 and 2002, the Company held $719.0 million and $104.5 million, respectively, of collateral securing its reinsurance receivables.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      As of December 31, 2003, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following groups of reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and unearned premiums less reinsurance receivables secured by collateral.

	Reinsurance	A.M. Best Ratings
	Receivables	(As of December 31, 2003)
(Dollars in millions)
Berkshire Hathaway	$75.9	A++
CNA Insurance Group	12.7	A
Everest Reinsurance Company	16.5	A+
Fairfax Financial	34.5	A
GE Global Group	276.0	A
Gerling Global Re Group	17.6	NR-3
Hartford Fire Insurance Co	108.5	A+
Motors Insurance Corporation	28.0	A
Munich Group	478.2	A+
Riunione Adriatica Di Sicurta	13.1	A+
SCOR Reinsurance Company	30.7	B++
St. Paul Group	18.5	A
Swiss Re Group	58.2	A+
XL Reinsurance Company	21.9	A+

	$1,190.3

      On October 29, 2003, the Company commuted its reinsurance agreement with Trenwick America Reinsurance Corporation (“Trenwick”). As a part of the commutation, the Company received $5.7 million in cash, which equaled the Company’s estimated net realizable value of amounts that were due from Trenwick. Accordingly, there was no gain or loss recognized as a result of this commutation. The commutation released Trenwick from all future obligations under the agreement.

      The Predecessor recorded a provision for doubtful reinsurance receivables of $1.8 million during the period from January 1, 2003 through September 5, 2003 and $44.0 million during the year ended December 31, 2002.

      On April 16, 2002, the Predecessor commuted an assumed aggregate stop loss retrocession agreement. The commutation released the Company from all future obligations under the agreement. Losses paid in connection with this commutation, totaling $82.9 million, were offset by funds held by the reinsurer relative to this treaty. Losses and loss adjustment expenses incurred during 2001 were $55.4 million. Premiums earned were $54.8 million for the year ended December 31, 2001 in connection with this assumed agreement. No gain or loss was recognized as a result of this commutation.

      During 2002, the Predecessor was involved in arbitration proceedings with one of its reinsurers, Riunione Adriatica Di Sicurta (“RAS”). RAS was seeking to rescind the reinsurance agreement and prohibit the Predecessor from drawing down on available lines of credit, and demanding repayment of funds drawn from the line of credit. On October 1, 2002, the arbitration panel issued an Order and Award holding RAS liable for a portion of the total amount in dispute. RAS was also ordered to pay interest at a rate of 4% compounded annually with respect to balances currently due. The panel further ordered a portion of the reinsurance agreement between RAS and the Predecessor to be rescinded from inception. RAS was released from all future liabilities or responsibilities to the Predecessor with respect to the rescinded portion of the reinsurance agreement. This rescission had a $20.6 million detrimental impact on the underwriting results of the Predecessor during 2002.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      In connection with this rescission, the Predecessor reported the following amounts in its operations for the year ended December 31, 2002:

(Dollars in thousands)

Losses and loss adjustment expense incurred	$(23,610)
Premium earned	3,968
Reversal of ceding commission income	(938)

Total — underwriting income effect	$(20,580)

      On April 6, 2001, the Predecessor commuted all of its reinsurance arrangements with Reliance Insurance Company. As a result of this commutation, the Predecessor has reported in its operations in 2001 losses and loss adjustment expenses incurred of $5.0 million.

      The effect of reinsurance on premiums written and earned is as follows:

	Written	Earned

(Dollars in thousands)

September 6, 2003 through December 31, 2003:
Direct business	$157,756	$147,714
Reinsurance assumed	1	1
Reinsurance ceded	96,492	95,803

Net premiums	$61,265	$51,912

Percentage assumed of net		—%

January 1, 2003 through September 5, 2003:
Direct business	$510,574	$510,450
Reinsurance assumed	49	81
Reinsurance ceded	371,507	382,277

Net premiums	$139,116	$128,254

Percentage assumed of net		0.1%

For the year ended December 31, 2002:
Direct business	$791,864	$750,426
Reinsurance assumed	1,220	9,538
Reinsurance ceded	620,395	597,201

Net premiums	$172,689	$162,763

Percentage assumed of net		5.9%

For the year ended December 31, 2001:
Direct business	$604,738	$547,963
Reinsurance assumed	65,782	58,599
Reinsurance ceded	501,210	456,226

Net premium	$169,310	$150,336

Percentage assumed of net		39.0%

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Company de-emphasized the reinsurance segment in 2002.

(6)     Federal Income Taxes

      The following table summarizes the differences between the effective tax rate for financial statement purposes and the federal statutory rate:

	Successor		Predecessor		Predecessor		Predecessor
	September 6, 2003		January 1, 2003		Year ended		Year ended
	through December 31,		through September 5,		December 31,		December 31,
	2003		2003		2002		2001

		% of Pre-		% of Pre-		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
(Dollars in thousands)
Expected tax expense (benefit) at statutory rate	$1,285	35.0%	$10,367	35.0%	$(35,676)	35.0%	$3,664	35.0%
Adjustments:
Tax exempt interest	(1,850)	(50.4)	(3,404)	(11.5)	(4,848)	4.8	(3,898)	(37.2)
Foreign income not expected to be taxed in the U.S.	(1,060)	(28.9)	(1)	—	—	—	(9)	(0.1)
Dividend exclusion	(59)	(1.6)	(95)	(0.3)	(168)	0.2	(180)	(1.7)
State income taxes	(4)	(0.1)	(14)	—	94	(0.1)	103	1.0
Other	22	0.6	(3)	—	78	(0.1)	615	5.8

Actual Taxes	$(1,666)	(45.4)%	$6,850	23.2%	$(40,520)	39.8%	$295	2.8%

      The following table summarizes the components of income tax expense (benefit):

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor	Predecessor
	through	through	Year Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Current income taxes
Federal	$1,483	$4,670	$(23,510)	$5,428
State	(4)	(14)	94	103

	1,479	4,656	(23,416)	5,531
Deferred income taxes
Federal	(3,145)	2,194	(17,104)	(5,236)

Total income tax expense (benefit)	$(1,666)	$6,850	$(40,520)	$295

      For income tax purposes, property and casualty insurance companies are required to recalculate the liability for unpaid losses and loss adjustment expenses on a discounted basis and to recalculate unearned premium.

      The Predecessor incurred a net operating loss and realized losses in 2002 and carried those losses back to prior years to recover federal income taxes. The current tax receivable represents the expected refund claim for the carryback along with the refund request for estimated payments and similar payments made for the 2002 federal income tax return.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are presented below:

	Successor	Predecessor
	2003	2002
(Dollars in thousands)
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$21,150	$15,808
Unearned premiums	2,928	3,568
Alternative minimum tax credit carryover	8,289	7,301
Losses on trading securities	—	2,004
Losses on other securities	—	2,279
Other	6,597	4,760

Total deferred tax assets	38,964	35,720
Deferred tax liabilities:
Gain on trading securities	1,385	—
Gain on other securities	5,430	—
Unrealized gain on securities available for sale	2,868	4,011
Deferred acquisition costs	3,003	1,151
Other	955	588

Total deferred tax liabilities	13,641	5,750

Total net deferred tax assets	$25,323	$29,970

      The alternative minimum tax credit carryover is available for future years and does not expire.

      Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(7)     Liability For Unpaid Losses And Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor Year	Predecessor
	through	through	Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Unpaid losses and loss adjustment expenses at beginning of period	$2,121,615	$2,004,422	$907,357	$800,630
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses(1)	1,839,059	1,743,602	750,573	669,504

Net balance at beginning of period(1)	282,556	260,820	156,784	131,126
Incurred losses and loss adjustment expenses related to:
Current year	37,861	84,885	130,327	134,558
Prior years	438	—	71,423	(6,220)

Total incurred losses and loss adjustment expenses	38,299	84,885	201,750	128,338
Paid losses and loss adjustment expenses related to:
Current year	10,934	16,768	34,045	76,508
Prior years(2)(3)	(4,102)	46,381	63,669	26,172

Total paid losses and loss adjustment expenses	6,832	63,149	97,714	102,680

Net balance at end of period	314,023	282,556	260,820	156,784
Plus gross reinsurance receivables on unpaid losses and loss adjustment	1,745,737	1,839,059	1,743,602	750,573

Unpaid losses and loss adjustment expenses at end of period	$2,059,760	$2,121,615	$2,004,422	$907,357

(1)	In connection with the Acquisition, the reinsurance receivables on unpaid losses and loss adjustment expenses was reduced by $49.1 million from $1.839 billion to $1.790 billion, resulting in an increase in the net unpaid losses and loss adjustment expense from $282.6 million to $331.7 million.

(2)	Paid losses and loss adjustment expenses in 2001, related to prior years, included the commutation with Reliance Insurance Company in the amount of $9.9 million.

(3)	Net paid losses and loss adjustment expenses during the period from September 6, 2003 to December 31, 2003 related to prior years include the commutation with Trenwick America Reinsurance Corp. in the amount of $20.5 million. Net paid losses and loss adjustment expenses during the period from January 1, 2003 to September 5, 2003 related to prior years included a commutation with AXA Corporate Solutions in the amount of $0.4 million.

      In 2003, net loss and loss adjustment expenses related to prior years was $0.4 million. In 2002, the increase in net losses and loss adjustment expenses of $71.4 million related to prior years is primarily attributable to higher than anticipated losses of $47.8 million in the multiple peril and other liability lines of both the

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Company’s E&S and specialty admitted segments and the results of an arbitration proceeding that resulted in the rescission of a reinsurance agreement that caused prior year losses to increase by $23.6 million. See Note 5 for additional details regarding the rescission.

      Prior to 2002, management used its traditional methods of examining reserves for losses and loss adjustment expenses relative to these accident years. In 2002, management determined that it was necessary to increase the projected ultimate loss ratios, relative to these accident years, due to the fact that losses relative to these accident years were emerging at a rate that was greater than originally expected. As a result, prior year losses were increased by $47.8 million.

      In the past, the Predecessor underwrote a product of multi-peril business insuring general contractors and developers that has resulted in significant exposure to construction defect claims. Management believes its reserves for this product ($36.8 million as of December 31, 2003 and 2002, net of reinsurance) are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

      The Company has 37 direct claims related to the September 11th terrorist attacks as of December 31, 2003 and 2002. The majority of these claims are first party property claims while a few stem from event interruption. Estimated direct indemnity exposure as of December 31, 2003 and 2002 was $5.0 million with ceded exposure to non-affiliates totaling $4.6 million, leaving net indemnity exposure of $0.4 million. The Company does not anticipate any additional material impact to its financial statements, nor does it expect any future obligations related to this tragedy.

      The Company has exposure to environmental and asbestos claims. The environmental exposure arises from the sale of general liability and commercial multi-peril insurance and the asbestos exposure primarily arises from the sale of product liability insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to asbestos and environmental exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In 2001 and prior years, environmental and asbestos claims were aggregated and reviewed with other long-tailed lines of business. IBNR reserves were established in the aggregate for these long-tailed lines. Subsequent to 2001, asbestos and environmental reserves were separately analyzed. Included in net unpaid losses and loss adjustment expenses as of December 31, 2003 and 2002 were IBNR reserves of $6.4 million and $6.4 million and case reserves of approximately $1.6 million and $1.8 million for known asbestos- and environmental-related claims, respectively.

(8)     Debt

      On September 30, 2003, AIS, a wholly-owned indirect subsidiary of the Company, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned statutory trust, United National Group Capital Trust I (“Trust I”).

      AIS, through Trust I, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by Dekania Capital Management LLC, which in turn, issued its securities to institutional and accredited investors. Trust I issued 10,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on September 30, 2033 and bear

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

a floating interest rate, reset quarterly, equal to the London Interbank Offered Rate (“LIBOR”) plus 4.05%. AIS, through Trust I, has the right to call the trust preferred securities at par after September 30, 2008, five years from the date of issuance.

      The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of common securities of Trust I to AIS, were used to fund the purchase of $10.3 million (in principal amount) of junior subordinated deferrable interest notes issued by AIS under an indenture, dated as of September 30, 2003, between AIS and JPMorgan Chase Bank, as trustee.

      On October 29, 2003, AIS sold $20.0 million (aggregate liquidation amount) of floating rate trust preferred securities to I-Preferred Term Securities III, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned statutory trust, United National Group Capital Statutory Trust II (“Trust II”).

      AIS, through Trust II, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by I-Preferred Term Securities Ltd., which in turn, issued its securities to institutional and accredited investors. Trust II issued 20,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on October 29, 2033 and bear a floating interest rate, reset quarterly, equal to the LIBOR plus 3.85%. AIS, through Trust II, has the right to call the trust preferred securities at par after October 29, 2008, five years from the date of issuance.

      The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of common securities of Trust II to AIS, were used to fund the purchase of $20.6 million (in principal amount) of floating rate junior subordinated deferrable interest debentures issued by AIS under an indenture, dated as of October 29, 2003, between AIS and U.S. Bank National Association, as trustee.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”), which requires a company to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (“VIE”). The initial determination of whether an entity is a VIE is required to be made on the date at which a company becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A company must consolidate a VIE if the company has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 also requires the disclosure of certain information related to VIEs in which a company holds a significant variable interest.

      Adoption of FIN 46 and its current interpretations did not have a material impact on the Company’s financial condition, results of operations or liquidity. The Company applied the provisions of FIN 46 and its current interpretations to its reporting for two wholly owned statutory trusts, which issued $30.0 million of trust preferred securities in 2003. As a result of application of the provisions of FIN 46, the Company deconsolidated these wholly owned statutory trusts, resulting in an increase of $0.9 million of other assets and debt on the balance sheet.

      As a result of the Acquisition, senior notes in an aggregate principal amount of approximately $72.8 million, subject to adjustment, were issued to the Ball family trusts by Wind River, as part of the purchase price. These senior notes have an interest rate of 5%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015; however, in certain circumstances, Wind River is required to make mandatory prepayments on these senior notes, commencing September 5, 2005, on October 1 of each year until maturity. Wind River is required to make such mandatory prepayments if “excess cash flow,” as defined, was generated in the preceding fiscal year. “Excess cash flow” generally means an amount equal to consolidated net income, less such amounts as the Company’s Board of Directors may determine are necessary to: (1) maintain an A.M. Best rating of at least “A” (Excellent) for each of the Company’s U.S. insurance subsidiaries; (2) make permitted

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

dividend payments; (3) maintain the statutory surplus of the Company’s U.S. insurance subsidiaries at acceptable levels; and (4) provide the Company’s U.S. Insurance Subsidiaries with adequate levels of working capital. Under the terms of the senior notes, the earliest prepayment date is October 1, 2005 with the Company’s Board of Directors’ determination of “excess cash flow” being based on the Company’s 2004 results of operations and financial position at the time of the payment.

      During 2002, the Company established a $25.0 million Revolving Credit Facility with Citizens Bank of Pennsylvania. Interest is payable monthly at either LIBOR plus 65 basis points or the Prime Rate. The Revolving Credit Facility was converted to a Demand Discretionary Facility in February 2003. As of December 31, 2003, there were no balances due in connection with this credit facility.

(9)     Related Party Transactions

      At December 31, 2003, U.N. Barbados was a limited partner in investment funds managed by Fox Paine & Company. The Company’s investment in these limited partnerships was valued at $4.0 million at December 31, 2003. The Company has an additional capital commitment of $5.3 million to these limited partnerships.

      At December 31, 2003, the Company had balances payable due to Fox Paine & Company totaling approximately $0.5 million related to reimbursement of costs associated with the Company’s IPO.

      On September 5, 2003, the Company paid Fox Paine & Company a fee of $12.0 million related to the Company’s acquisition of Wind River and reimbursed Fox Paine & Company for $0.5 million of related expenses.

      On September 5, 2003, the Company prepaid $1.5 million of management fees to Fox Paine & Company ($1.2 million) and The AMC Group, L.P. (“The AMC Group”) ($0.3 million), both of which are affiliates. The prepaid management fees cover the period from September 5, 2003 through September 4, 2004 and will be recognized ratably over that period.

      On August 25, 2003, the Predecessor sold a series of limited partnership interests to Wind River Investments, LLC, an affiliate. Proceeds from the sale of those investments totaled $6.0 million.

      During 2001, the Predecessor made a loan to The AMC Group, LLC, an affiliate. This note, which was carried at amortized cost of $0.8 million, was included in other invested assets as of December 31, 2002. In April 2003, this note was sold for $0.6 million (the amortized value as of April 30, 2003) to American Manufacturing Corporation, an affiliate. No gain or loss was realized on the sale to American Manufacturing Corporation.

      During 2001, the Predecessor purchased a promissory note from Philadelphia Gear Corporation, an affiliate, for $2.3 million. The annual rate of interest on this note was 6.3%. The promissory note was a loan to 181 Properties, LP, an affiliate. This note, which was carried at amortized cost of $2.3 million, was included in other invested assets as of December 31, 2002. In April 2003, this note was sold for $2.3 million to American Manufacturing Corporation. No gain or loss was realized on the sale to American Manufacturing Corporation.

      As of December 31, 2002, the Predecessor had balances payable due to affiliates totaling approximately $0.2 million.

      During 2002 and 2001, the Predecessor paid management and investment advisory fees of $9.9 million and $7.1 million, respectively to The AMC Group, L.P., an affiliate.

(10)     Commitments and Contingencies

Lease Commitments

      Total rental expense under operating leases for the period from September 6, 2003 to December 31, 2003, the period from January 1, 2003 to September 5, 2003 and the years ended December 31, 2002 and 2001

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

aggregated $0.7 million, $1.4 million, $1.8 million and $1.6 million, respectively. At December 31, 2003, future minimum payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2004	$2,122
2005	2,059
2006	2,092
2007	2,126
2008 and thereafter	2,159

Total	$10,558

Legal Proceedings

      Various lawsuits against the Company have arisen in the ordinary course of the Company’s business, including defending coverage claims brought against the Company by its policyholders or others. The Company’s litigation, including coverage claims matters, is subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted with certainty. It is possible that the results of operations in a particular quarterly or annual period could be materially affected by an ultimate unfavorable outcome of litigation and/or coverage claim matters. Management believes, however, that the ultimate outcome of all litigation and coverage claim matters after consideration of applicable reserves should not have a material adverse effect on the Company’s financial condition.

      On January 22, 2004, the Company’s subsidiary Diamond State Insurance Company, elected to enter into a settlement with Bank of America, N.A. and Platinum Indemnity Limited relative to litigation pending in the United States District Court for the Southern District of New York. Under the terms of the settlement, Diamond State paid $17.85 million to Bank of America and provided other non-financial consideration to Bank of America and Platinum in exchange for a full and final release by Bank of America and Platinum, and other consideration, relative to their claims of approximately $29.0 million, plus interest in excess of $10.0 million and fees and costs, related to “facultative reinsurance policies” issued by Worldwide Weather Insurance Agency, and its principal Harold Mollin, purportedly on behalf of Diamond State.

      As a result of the settlement, Diamond State has activated a pending arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. The Company believes that the carried reinsurance receivable from Partner Reinsurance Company will be fully collected. An arbitration hearing is scheduled for November 2004.

      On July 11, 2003, the Company’s subsidiary United National Insurance Company was named a defendant in a lawsuit filed in the Superior Court of Fulton County, Georgia, by Gulf Underwriters Insurance Company seeking rescission of a facultative reinsurance certificate issued to United National Insurance Company with regard to an individual insurance policy. The facultative reinsurance certificate provided 100% reinsurance to United National Insurance Company for loss and loss adjustment expenses paid under the insurance policy. The lawsuit followed United National Insurance Company’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that was paid under that insurance policy. The rescission claim is based on allegations of breach of contract; misrepresentation; non-disclosure and breach of duty of good faith; and fraud. The complaint also seeks attorneys’ fees and costs.

      United National Insurance Company denies the allegations in the complaint and has filed a counterclaim seeking payment of the amount of losses and loss adjustment expenses paid under the insurance policy. This

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

litigation has been delayed as a result of procedural disputes. Discovery has just begun and a trial date has not been set.

Other Commitments

      The Company has committed to investing into several limited liability partnership funds. As of December 31, 2003, $36.4 million has been invested. The Company has a remaining commitment of $6.8 million. The timing and funding of this remaining commitment has not been determined. As investment opportunities are identified by the partnerships, capital calls will be made.

      On September 5, 2003, as part of the Acquisition, the Company entered into a management agreement with Fox Paine & Company and The AMC Group, an affiliate. In the management agreement, the Company agreed to pay to Fox Paine & Company an annual management fee of $1.2 million subject to certain adjustments and to The AMC Group an annual management fee of $0.3 million subject to certain adjustments.

(11)     Shareholders’ Equity

Initial Capitalization of United National Group

      United National Group was organized by Fox Paine & Company on August 26, 2003, for the purpose of the Acquisition. On September 5, 2003, Fox Paine made a capital contribution of $240.0 million to the Company, in exchange for 10.0 million Class B common shares and 14.0 million Series A preferred shares.

Common Shares

      In September 2003, the Company issued 2.5 million Class A common shares in connection with the Acquisition.

      In December 2003, the Company consummated its IPO of 10,750,000 Class A common shares, including 1,000,000 Class A common shares issued in connection with the exercise of a portion of the underwriters’ overallotment option, at a price of $17.00 per share. Proceeds of the offering less underwriting discounts of $12.8 million were $170.0 million. Expenses for the IPO totaled $4.4 million, resulting in net proceeds to the company of $165.6 million. The Company used $150.0 million of the IPO Proceeds to fund the redemption of all its Series A preferred shares.

Series A Preferred Shares

      In September 2003, the Company issued 14,000,000 Series A preferred shares in connection with the initial capitalization of United National Group and 3,500,000 Series A preferred shares in connection with the Acquisition. Also during September 2003, 2,500,000 Series A preferred shares were exchanged for 2,687,500 Class B common shares.

      In December 2003, 15,000,000 Series A preferred shares were redeemed for $150.0 million in cash and the issuance of 1,610,295 Class A common shares. As of December 31, 2003, there were no Series A preferred shares outstanding.

(12)     Compensation Plans

      The Company follows SFAS No. 123, which establishes a fair value-based method of accounting for stock-based compensation plans.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Share Incentive Plan

      In September and October 2003, the Company’s Board of Directors approved the Company’s Share Incentive Plan and Amendment No. 1 thereto (as so amended the “Plan”). The purpose of the Plan is to enable the Company to offer key employees stock options, restricted stock and other stock-based awards. Under the Plan, the Company has reserved 2,500,000 Class A common shares for issuance pursuant to awards granted under the Plan.

      On September 5, 2003, the Company granted options to purchase Class A common shares to two officers of the Company (“Option-A Tranche”). The Option-A Tranche options have an exercise price of $6.50 per share and expire on September 5, 2013, and were fully vested at the time of the grant. The Company recorded $0.9 million of compensation expense during the period from September 5, 2003 to December 31, 2003, which represents the fair value of the Option-A Tranche on the date of the grant since they were fully vested.

      During the period from September 5, 2003 to December 31, 2003, the Company granted 579,201 Time-Based Options and 883,489 Performance-Based Options under the Plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeitable upon termination of employment for any reason, and expire 10 years after the grant date. The first vesting period ends on December 31, 2004. The Performance-Based Options vest in 25% increments and are conditioned upon the Company achieving various operating targets or Fox Paine & Company achieving an agreed upon rate of return, and expire 10 years after the grant date. The first vesting period ends on December 31, 2004. The Company recorded $0.2 million of compensation expense during the period from September 6, 2003 to December 31, 2003 for the 1,462,690 options granted under the Plan.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Options outstanding at August 29, 2003	—	—
Options issued	1,718,764	$11.36
Options cancelled (reversed)	—	—
Options exercised	—	—

Options outstanding at December 31, 2003	1,718,764	$11.36

Options exercisable at December 31, 2003	256,074	$6.50

      The weighted average fair value of options granted under the Plan was $3.04 using a Black-Scholes option-pricing model and the following weighted average assumptions:

Dividend yield	0.0%
Expected volatility(1)	9.3%
Risk-free interest rate	3.1%
Expected option life	4.6 years

(1)	The Company used an expected volatility of 0.0% for all options granted on September 5, 2003. All options granted subsequent to September 5, 2003, used an expected volatility of 23.0%.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table summarizes the range of exercise prices of options outstanding at December 31, 2003:

	Outstanding at	Weighted Average Per	Weighted Average
Range of Exercise Prices	December 31, 2003	Share Exercise Price	Remaining Life

$6.50-$9.99	256,074	$6.50	9.7 years
$10.00-$16.00	1,000,625	$10.00	9.7 years
$17.00	462,065	$17.00	9.9 years

Total	1,718,764

      On December 16, 2003, the Company granted an aggregate of 9,500 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). The Restricted Shares vest in 20% increments over a five-year period.

Annual Incentive Awards Plan

      In December 2003, the Company’s Board of Directors approved an Annual Incentive Awards Plan (the “Awards Plan”). The Awards Plan is administered by the compensation committee of the Company’s Board of Directors. All officers are eligible to participate in the Awards Plan, as selected by the compensation committee.

      Incentive awards under the Awards Plan are determined and paid in cash based upon objective performance-based criteria as set forth in the Awards Plan. The criteria relate to certain performance goals, such as net income and individual performance expectations as established and approved by the compensation committee. Award opportunities are based on a percentage of base salary, ranging from 5% to 75%.

401(k) Plan

      The Company maintains a 401(k) defined contribution plan covering substantially all U.S. employees. The Company matches 75% of the first 6% contributed by the employee. In addition, the Company contributes 1% of the employee’s salary regardless of whether the employee contributes to the plan. Eligible employees are vested in the Company’s contribution and relative investment income after three years of service.

Warrants

      The Company issued a total of 55,000 warrants at an exercise price of $10.00 per share.

(13)     Earnings Per Share

      Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The effects of stock options, warrants and conversion of Series A preferred shares have not been included in the computation of diluted earnings per share for the period September 6, 2003 through December 31, 2003 as their effect would have been anti-dilutive. Weighted average shares for the diluted earnings per share calculation would have been 14,038,273 higher for the period from September 5, 2003 through December 31, 2003, if stock options, warrants and conversion of Series A Preferred Shares were included.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table sets forth the computation of basic and diluted earnings per share.

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor	Predecessor
	Through	Through	Year Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands, except per share data)
Net income (loss) before extraordinary gain	$6,097	$24,604	$(61,663)	$10,837
Less: Preferred stock dividends	(29,250)	—	—	—

Income (loss) available to common shareholders before extraordinary gain	(23,153)	24,604	(61,663)	10,837
Extraordinary gain	46,424	—	—	—

Net income (loss)	$23,271	$24,604	$(61,663)	$10,837

Weighted average shares for basic earnings per share	16,372,283	100	100	100

Basic earnings (loss) per share:
Net income (loss) available to common shareholders before extraordinary gain	$(1.41)	$246,040	$(616,630)	$108,370
Extraordinary gain	2.83	—	—	—

Net income (loss)	$1.42	$246,040	$(616,630)	$108,370

Diluted earnings (loss) per share:
Weighted average shares for diluted earnings per share	16,372,283	100	100	100

Net income (loss) available to common shareholders before extraordinary gain	$(1.41)	$246,040	$(616,630)	$108,370
Extraordinary gain	2.83	—	—	—

Net income (loss)	$1.42	$246,040	$(616,630)	$108,370

(14)     Compensation Plans of the Predecessor

      Prior to September 5, 2003, United National Insurance Company participated in a non-contributory pension plan with American Manufacturing Corporation (an affiliate) covering all employees. The plan provided pension benefits that were based on length of service and a percentage of the average qualifying compensation for the highest five consecutive years of employment. On September 5, 2003, the non-contributory pension plan was terminated. As a result of the Acquisition, all employees who participated in the pension plan became immediately vested.

      The Predecessor maintained a 401(k) defined contribution plan covering substantially all U.S. employees. Prior to September 5, 2003, American Manufacturing Corporation had managed the Predecessor’s 401(k) plan. This 401(k) plan covered substantially all full-time employees. Eligible employees could defer up to 15% of their salary. The Predecessor matched 50% of employees’ contributions up to 6% of their salary. Eligible employees were vested in the Predecessor’s contribution and related investment income after five years of service. As a result of the Acquisition, all employees who participated in the plan were immediately vested.

      The Predecessor had a qualified deferred compensation plan for certain key executives. Through September 5, 2003, the Predecessor had accrued $7.6 million in other liabilities related to this plan. This plan was settled and terminated upon completion of the Acquisition.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(15)     Statutory Financial Information

      GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) as prescribed or permitted by the Insurance Departments. The principal differences between SAP and GAAP are as follows:

•	Under SAP, investments in debt securities are carried at amortized cost, while under GAAP the Company records its debt securities at estimated fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under SAP, certain assets, designated as “Non-admitted Assets” (such as prepaid expenses) are charged against surplus.

•	Under SAP, net deferred income tax assets are admitted following the application of certain criteria, with the resulting admitted deferred tax amount being credited directly to surplus.

•	Under SAP, receivables are non-admitted based upon aging criteria.

•	Under SAP, the costs and related receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related receivable settlement, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related receivable amount is based on future premium collections or policy surcharges from in-force policies.

•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

      The NAIC issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital (“RBC”) standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.

      The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2003, approximately $34.1 million is available for distribution during 2004. The Company and the Predecessor paid no dividends during the three years ended December 31, 2003.

      The NAIC’s risk-based capital model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”): (a) if a company’s total adjusted capital is less than or equal to 200%, but greater than 150% of its ACLRBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (b) if a company’s total adjusted capital is less than or equal to 150%, but greater than 100% of its ACLRBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (c) if a company’s total adjusted capital is less than or equal to 100%, but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (d) if a company’s total adjusted capital is less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control. Based on the standards currently adopted, the Company’s U.S. insurance subsidiaries’ capital and surplus are in excess of the prescribed minimum risk-based capital requirements.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following is selected information for the Company’s and the Predecessor’s domestic insurance subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor	Predecessor
	Through	Through	Year Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Statutory capital and surplus, as of end of period	$340,968	$250,864	$228,751	$304,266
Statutory net income (loss)	$4,715	$11,850	$(78,015)	$11,651

      As of December 31, 2003, the total adjusted capital of United National Insurance Company, Diamond State, United National Specialty and United National Casualty exceeds the levels that would result in regulatory action under these standards.

(16)     Segment Information

      The Company’s operations are classified into three reportable business segments that are organized around its three underwriting divisions: E&S lines, specialty admitted and reinsurance. The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies. The reinsurance segment was de-emphasized in 2002. Management evaluates a segment’s performance based upon premium production and the associated losses and loss adjustment expense experience. Investments and investment performance, acquisition costs and other underwriting expenses including commissions, premium taxes and other acquisition costs; other operating expenses are managed at a corporate level and are included in “Corporate.”

      Gross premiums written, excluding the reinsurance segment, by product class are as follows:

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor	Predecessor
	Through	Through	Year Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Specific specialty	$56,187	$230,183	$414,297	$375,962
Umbrella and excess	44,270	126,617	244,418	138,425
Property and general liability	29,591	91,022	67,039	50,725
Non-medical professional liability	27,709	62,801	67,329	43,408

	$157,757	$510,623	$793,083	$608,520

      The gross premiums written information is not segregated by business segment because product lines cross segments.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Successor		Specialty
September 6, 2003 through December 31, 2003:	E&S Lines	Admitted	Reinsurance	Corporate	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$108,472	$49,285	$—	$—	$157,757

Net premiums written	$33,822	$27,443	$—	$—	$61,265

Net premiums earned	$30,182	$21,730	$—	$—	$51,912
Net investment income	—	—	—	6,106	6,106
Net realized investment (losses) gains	—	—	—	169	169

Total revenues	30,182	21,730	—	6,275	58,187
Losses and Expenses:
Net losses and loss adjustment expenses	24,065	14,234	—	—	38,299
Acquisition costs and other underwriting expenses	—	—	—	14,604	14,604
Provision for doubtful reinsurance receivables	—	—	—	—	—
Other operating expenses	—	—	—	7	7
Interest expense	—	—	—	1,604	1,604

Income (loss) before income taxes	6,117	7,496	—	(9,940)	3,673
Income tax (benefit) expense	—	—	—	(1,666)	(1,666)

Net income (loss) before equity in net income (loss) of partnerships	6,117	7,496	—	(8,274)	5,339
Equity in net income (loss) of partnerships	—	—	—	758	758

Net income (loss) before extraordinary gain	6,117	7,496	—	(7,516)	6,097
Extraordinary gain	—	—	—	46,424	46,424

Net income (loss)	$6,117	$7,496	$—	$38,908	$52,521

Total assets				$2,848,761	$2,848,761

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Predecessor	E&S	Specialty
January 1, 2003 through September 5, 2003	Lines	Admitted	Reinsurance	Corporate	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$357,394	$153,229	$—	$—	$510,623

Net premiums written	$83,046	$56,070	$—	$—	$139,116

Net premiums earned	$77,942	$50,312	$—	$—	$128,254
Net investment income	—	—	—	13,289	13,289
Net realized investment (losses) gains	—	—	—	5,589	5,589

Total revenues	77,942	50,312	—	18,878	147,132
Losses and Expenses:
Net losses and loss adjustment expenses	50,990	33,895	—	—	84,885
Acquisition costs and other underwriting expenses	—	—	—	30,543	30,543
Provision for doubtful reinsurance receivables	—	—	—	1,750	1,750
Other operating expenses	—	—	—	288	288
Interest expense	—	—	—	46	46

Income (loss) before income taxes	26,952	16,417	—	(13,749)	29,620
Income tax (benefit) expense	—	—	—	6,850	6,850

Net income (loss) before equity in net income (loss) of partnerships	26,952	16,417	—	(20,599)	22,770
Equity in net income (loss) of partnerships	—	—	—	1,834	1,834

Net income (loss) before extraordinary gain	26,952	16,417	—	(18,765)	24,604
Extraordinary gain	—	—	—	—	—

Net income (loss)	$26,952	$16,417	$—	$(18,765)	$24,604

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

		Specialty
Predecessor 2002:	E&S Lines	Admitted	Reinsurance	Corporate	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$543,998	$249,085	$—	$—	$793,083

Net premiums written	$112,110	$60,579	$—	$—	$172,689

Net premiums earned	$101,474	$53,039	$8,250	$—	$162,763
Net investment income	—	—	—	17,685	17,685
Net realized investment (losses) gains	—	—	—	(11,702)	(11,702)

Total revenues	101,474	53,039	8,250	5,983	168,746
Losses and Expenses:
Net losses and loss adjustment expenses	140,943	52,556	8,251	—	201,750
Acquisition costs and other underwriting expenses	—	—	—	18,938	18,938
Provision for doubtful reinsurance receivables	—	—	—	44,000	44,000
Other operating expenses	—	—	—	5,874	5,874
Interest expense	—	—	—	115	115

Income (loss) before income taxes	(39,469)	483	(1)	(62,944)	(101,931)
Income tax (benefit) expense	—	—	—	(40,520)	(40,520)

Net income (loss) before equity in net income (loss) of partnerships	(39,469)	483	(1)	(22,424)	(61,411)
Equity in net income (loss) of partnerships	—	—	—	(252)	(252)

Net income (loss)	$(39,469)	$483	$(1)	$(22,676)	$(61,663)

Total assets				$2,685,620	$2,685,620

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

		Specialty
Predecessor 2001:	E&S	Admitted	Reinsurance	Corporate	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$398,308	$210,212	$62,000	$—	$670,520

Net premiums written	$68,226	$39,084	$62,000	$—	$169,310

Net premiums earned	$59,004	$36,582	$54,750	$—	$150,336
Net investment income	—	—	—	19,353	19,353
Net realized and unrealized gains (loss)	—	—	—	(12,719)	(12,719)

Total revenues	59,004	36,582	54,750	6,634	156,970
Losses and Expenses:
Net losses and loss adjustment expenses	43,880	29,075	55,383	—	128,338
Acquisition costs and other underwriting expenses	—	—	—	15,867	15,867
Other operating expenses	—	—	—	2,220	2,220
Interest expense	—	—	—	77	77

Income (loss) before income taxes	15,124	7,507	(633)	(11,530)	10,468
Income tax (benefit) expense	—	—	—	295	295

Net income (loss) before equity in net income (loss) of partnerships	15,124	7,507	(633)	(11,825)	10,173
Equity in net income (loss) of
partnerships	—	—	—	664	664

Net income (loss)	$15,124	$7,507	$(633)	$(11,161)	$10,837

Total assets				$1,575,754	$1,575,754

(17)     Supplemental Cash Flow Information

Taxes and Interest Paid

	Successor	Predecessor
	September 6, 2003	January 1, 2003	Predecessor	Predecessor
	Through	Through	Year Ended	Year Ended
	December 31,	September 5,	December 31,	December 31,
	2003	2003	2002	2001
(Dollars in thousands)
Federal income taxes paid	$7,500	$4,268	$6,147	$4,470
Interest paid	$133	$—	$—	$—

Non-Cash Financing Activities

      In connection with the Acquisition, the Company issued 2.5 million Class A common shares and 3.5 million Series A preferred shares. In September 2003, 2,500,000 Series A preferred shares were exchanged for 2,687,500

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Class B common shares. In December 2003, 1,610,295 Class A common shares were issued in connection with the redemption of 15,000,000 Series A preferred shares.

(18)     Summary of Quarterly Financial Information

      An unaudited summary of the Company’s 2003 and 2002 quarterly performance is as follows:

	Predecessor 2003			Successor 2003

	First	Second	July 1 –	September 6 –	Fourth
	Quarter	Quarter	September 5	September 30	Quarter
(Dollars in thousands, except per share data)
Net premiums earned	$46,613	$47,784	$33,857	$10,687	$41,225
Net investment income	5,284	4,045	3,960	792	5,314
Net realized investment gains (losses)	(1,389)	4,505	2,473	(718)	887
Net losses and loss adjustment expenses	32,831	29,015	23,039	7,349	30,950
Acquisition costs and other underwriting expenses	8,336	12,397	9,810	4,587	10,017
Income (loss) before income taxes	8,019	14,115	7,486	(1,548)	5,221
Net income (loss) before extraordinary gain	7,048	11,561	5,995	(184)	6,281
Net income (loss) available to common shareholders before extraordinary gain	7,048	11,561	5,995	(13,309)	(9,884)
Extraordinary gain	—	—	—	46,424	—
Net income (loss) available to common shareholders	7,048	11,561	5,995	33,115	(9,884)
Per share data — Basic and Diluted:
Net income (loss) available to common shareholders before extraordinary gain	70,480	115,610	59,950	(1.04)	(0.57)
Extraordinary gain	—	—	—	3.63	—
Net income (loss) available to common shareholders	70,480	115,610	59,950	2.59	(0.57)

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	Predecessor Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands, except per share data)
Net premiums earned	$42,683	$52,413	$62,461	$5,206
Net investment income	4,499	4,380	4,089	4,717
Net realized investment gains (losses)	(527)	(7,387)	(7,125)	3,337
Net losses and loss adjustment expenses	31,484	43,342	68,361	58,563
Acquisition costs and other underwriting expenses	4,663	7,623	2,053	4,599
Income (loss) before income taxes	9,953	(2,455)	(12,650)	(96,779)
Net income (loss) before extraordinary gain	7,477	(693)	(7,598)	(60,849)
Net income (loss) available to common shareholders before extraordinary gain	7,477	(693)	(7,598)	(60,849)
Extraordinary gain	—	—	—	—
Net income (loss) available to common shareholders	7,477	(693)	(7,598)	(60,849)
Per share data — Basic and Diluted:
Net income (loss) available to common shareholders before extraordinary gain	74,770	(6,930)	(75,980)	(608,490)
Extraordinary gain	—	—	—	—
Net income (loss) available to common shareholders	74,770	(6,930)	(75,980)	(608,490)

(19)     Subsequent Events

      In January 2004, the Company issued 462,500 Class common shares in connection with the underwriter’s remaining overallotment option at a price of $17.00 per share. Proceeds to the Company, net of underwriting discounts of $0.5 million, were $7.3 million.

      On January 22, 2004, the Company’s subsidiary, Diamond State, elected to enter into a settlement with Bank of America, N.A. and Platinum Indemnity Limited relative to litigation pending in the United States District Court for the Southern District of New York. Under the terms of the settlement, Diamond State paid $17.85 million to Bank of America and provided other non-financial consideration to Bank of America and Platinum in exchange for a full and final release by Bank of America and Platinum, and other consideration, relative to their claims of approximately $29.0 million, plus interest in excess of $10.0 million and fees and costs, related to “facultative reinsurance policies” issued by Worldwide Weather Insurance Agency, and its principal Harold Mollin, purportedly on behalf of Diamond State.

      As a result of the settlement, Diamond State has activated a pending arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. The Company believes that the carried reinsurance receivable due from Partner Reinsurance Company will be fully collected. An arbitration hearing is scheduled for November 2004.

      In January 2004, the Company established a deferred compensation plan for the Company’s non-employee directors (“the Directors Plan”). Under the Directors Plan, each non-employee director may elect on or before the last day of any calendar year to have payment of all or a specified part of fees payable to that director during the following calendar year and thereafter deferred until that director ceases to be a director of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our chief executive officer and chief financial officer have concluded that as of December 31, 2003, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in Internal Controls

      There was not any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning our director and executive officers required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (A) The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 68 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 68 are filed as part of this report.

(3)	The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.		Description

2.1		Amended and Restated Investment Agreement, dated as of September 5, 2003, by and among U.N. Holdings (Cayman), Ltd., United National Group, Ltd., U.N. Holdings II, Inc., U.N. Holdings LLC, U.N. Holdings Inc., Wind River Investment Corporation and certain Trusts Listed on Schedule A thereof (incorporated herein by reference to Exhibit 2.1 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
3	.1+	Amended and Restated Memorandum and Articles of Association of United National Group, Ltd.
4.1		Form of Amended and Restated 5.0% Senior Note, due September 5, 2015, of Wind River Investment Corporation (incorporated herein by reference to Exhibit 4.1 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).
4	.2+	Amended and Restated Deed of Guaranty, dated November 24, 2003, by United National Group, Ltd. in favor of the holders of the 5.0% Senior Notes, due September 5, 2015, of Wind River Investment Corporation.
4.3		Form of Specimen Certificate for Registrant’s Class A Common Shares (incorporated herein by reference to Exhibit 4.3 of Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 15, 2003).
10	.1+	Amended and Restated Shareholders Agreement dated December 15, 2003, by and among United National Group, Ltd., U.N. Holdings (Cayman) Ltd. and those trusts signatory thereto.
10	.2*	Management Shareholders Agreement, dated as of September 5, 2003, by and among United National Group, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.3*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P., with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.4*	United National Group, Ltd. Stock Incentive Plan and Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.4 of Amendment No 2. to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).
10	.5*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Seth D. Freudberg (incorporated herein by reference to Exhibit 10.5 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.6*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.7*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.8*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Robert Cohen (incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.9*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and William F. Schmidt (incorporated herein by reference to Exhibit 10.9 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.10*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Jonathan Ritz (incorporated herein by reference to Exhibit 10.10 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.11*	Letter Agreement, dated November 8, 2003, by and between David R. Bradley and United National Group (incorporated herein by reference to Exhibit 10.11 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).

Exhibit No.		Description

10	.12*	United National Group Annual Incentive Awards Plan (incorporated herein by reference to Exhibit 10.12 of Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 12, 2003).
10	.13+*	Employment Agreement, dated as of November 24, 2003, by and between United National Insurance Company and Timothy J. Dwyer.
21	.1+	List of Subsidiaries.
31	.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(B)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL GROUP, LTD.

By:	/s/ DAVID R. BRADLEY

Name: David R. Bradley
Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 30, 2004.

Signature	Title

/s/ SAUL A. FOX Saul A. Fox	Chairman and Director

/s/ DAVID R. BRADLEY David R. Bradley	Chief Executive Officer and Director

/s/ TROY W. THACKER Troy W. Thacker	Vice Chairman and Director

/s/ KEVIN L. TATE Kevin L. Tate	Principal Financial and Accounting Officer

/s/ W. DEXTER PAINE, III W. Dexter Paine, III	Director

/s/ ANGELOS J. DASSIOS Angelos J. Dassios	Director

/s/ RUSSELL C. BALL, III Russell C. Ball, III	Director

/s/ JOHN J. HENDRICKSON John J. Hendrickson	Director

/s/ EDWARD J. NOONAN Edward J. Noonan	Director

/s/ MICHAEL J. MCDONOUGH Michael J. McDonough	Director

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of United National Group, Ltd.:

Our audits of the consolidated financial statements referred to in our reports dated February 16, 2004 appearing in this Form 10-K also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, PA
February 16, 2004

UNITED NATIONAL GROUP, LTD.

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES
(Dollars in thousands)

			Amount at
			Which Shown
			In The
	Cost*	Value	Balance Sheet
Type of Investment:
Bonds
United States Government and government agencies and authorities	$42,170	$42,368	$42,368
States, municipalities, and political subdivisions	481,129	489,377	489,377
Public Utilities	637	696	696
All other corporate bonds	16,607	17,525	17,525

Total bonds	540,543	549,966	549,966

Equity securities:
Common stocks:
Public Utilities	172	187	187
Banks, trusts and insurance companies	3,921	4,456	4,456
Industrial and miscellaneous	26,669	28,576	28,576
Redeemable preferred stock	1,761	2,489	2,489
Non-redeemable preferred stock	2,611	2,405	2,405

Total equity securities	35,134	38,113	38,113

Other long-term investments	36,551	45,434	45,434

Total investments	$612,228	$633,513	$633,513

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

UNITED NATIONAL GROUP, LTD.

SCHEDULE II — Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(Dollars in thousands, except per share data)

	As of	As of
	December 31, 2003	August 29, 2003
ASSETS
Cash and cash equivalents	$20,842	$150
Equity in unconsolidated subsidiaries (a)	362,975	—
Other assets	1,203	—

Total assets	$385,020	$150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Due to affiliates	$2,034	$
Other liabilities	2,194	—

Total liabilities	4,228	—

Commitments and contingencies
Shareholders’ equity
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 15,105,503 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	3	—
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	347,487	150
Accumulated other comprehensive income	10,031	—
Retained earnings	23,271	—

Total shareholders’ equity	380,792	150

Total liabilities and shareholders’ equity	$385,020	$150

(a) This item has been eliminated in the Company’s consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED NATIONAL GROUP, LTD.

SCHEDULE II – Condensed Financial Information of Registrant (continued)
(Parent Only)
Statement of Operations and Comprehensive Income
(Dollars in thousands)

Period from
September 6, 2003 to
December 31, 2003
Revenues:
Total revenues	$—

Expenses:
Acquisition costs and other underwriting expenses	433

Loss before equity in earnings of unconsolidated subsidiaries	(433)
Equity in earnings of unconsolidated subsidiaries (a)	52,954

Net income	52,521
Other comprehensive income, net of tax:
Equity in other comprehensive income of unconsolidated subsidiaries	10,031

Other comprehensive income, net of tax	10,031

Comprehensive income, net of tax	$62,552

(a) This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED NATIONAL GROUP, LTD.

SCHEDULE II – Condensed Financial Information of Registrant – (continued)
(Parent Only)
Statement of Cash Flows
(Dollars in thousands)

Period from
September 6, 2003 to
December 31, 2003
Cash flows from operating activities:
Net income	$52,521
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated subsidiaries	(52,954)
Change in:
Due to affiliates	2,034
Other liabilities	2,194
Other – net	(1,196)

Net cash provided by operating activities	2,599

Cash flows from investing activities:
Capital contributions to subsidiaries (a)	(240,000)

Net cash used by investing activities	(240,000)

Cash flows from financing activities:
Net proceeds from issuance of common shares to Fox Paine and Company	99,850
Net proceeds from issuance of preferred shares to Fox Paine & Company	140,000
Net proceeds from issuance of common shares to officers	2,686
Net proceeds from IPO of common shares	165,557
Redemption of preferred shares	(150,000)

Net cash from financing activities	258,093

Net increase in cash and equivalents	20,692
Cash and cash equivalents at beginning of period	150

Cash and cash equivalents at end of period	$20,842

Non-cash transactions:

The Company issued 3,500,000 Series A preferred shares valued at $35.0 million and 2,500,000 Class A common shares valued at $25.0 million to the Ball family trusts in exchange for U.N. Holdings, Inc. common shares. The U.N. Holdings, Inc. shares were subsequently contributed to U.N. Barbados.

In September 2003, 2,500,000 Series A preferred shares were exchanged for 2,687,500 Class B common shares. In December 2003, 1,610,295 Class A common shares were issued in connection with the redemption of 15,000,000 Series A preferred shares.

(a) This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED NATIONAL GROUP, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in thousands)

Future
	Deferred	Policy Benefits,		Other
	Policy	Losses, Claims		Policy and
	Acquisition	And Loss	Unearned	Benefits
Segment	Costs	Expenses	Premiums	Payable
At December 31, 2003:
Excess and Surplus Lines	$—	$—	$—	$—
Specialty Admitted	—	—	—	—
Reinsurance	—	—	—	—
Corporate	8,581	2,059,760	177,408	—

Total	$8,581	$2,059,760	$177,408	$—

At December 31, 2002:
Excess and Surplus Lines	$—	$—	$—	$—
Specialty Admitted	—	—	—	—
Reinsurance	—	—	—	—
Corporate	3,289	2,004,422	247,138	—

Total	$3,289	$2,004,422	$247,138	$—

As of December 31, 2001:
Excess and Surplus Lines	$—	$—	$—	$—
Specialty Admitted	—	—	—	—
Reinsurance	—	—	—	—
Corporate	428	907,357	214,028	—

Total	$428	$907,357	$214,028	$—

				Amortization
			Benefits,	of
			Claims,	Deferred
		Net	Losses And	Policy
	Premium	Investment	Settlement	Acquisition	Other Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
September 6, 2003 to December 31, 2003:
Excess and Surplus Lines	$30,182	$—	$24,065	$—	$—	$33,822
Specialty Admitted	21,730	—	14,234	—	—	27,443
Reinsurance	—	—	—	—	—	—
Corporate	—	6,106	—	(8,581)	7	—

Total	$51,912	$6,106	$38,299	$(8,581)	$7	$61,265

January 1, 2003 to September 6, 2003:
Excess and Surplus Lines	$77,942	$—	$50,990	$—	$—	$83,046
Specialty Admitted	50,312	—	33,895	—	—	56,070
Reinsurance	—	—	—	—	—	—
Corporate	—	13,289	—	(3,519)	288	—

Total	$128,254	$13,289	$84,885	$(3,519)	$228	$139,116

For the year ended December 31, 2002:
Excess and Surplus Lines	$101,474	$—	$140,943	$—	$—	$112,110
Specialty Admitted	53,039	—	52,556	—	—	60,579
Reinsurance	8,250	—	8,251	—	—	—
Corporate	—	17,685	—	2,861	5,874	—

Total	$162,763	$17,685	$201,750	$2,861	$5,874	$172,689

For the year ended December 31, 2001:
Excess and Surplus Lines	$59,004	$—	$43,880	$—	$—	$68,226
Specialty Admitted	36,582	—	29,075	—	—	39,084
Reinsurance	54,750	—	55,383	—	—	62,000
Corporate	—	19,353	—	(436)	2,220	—

Total	$150,336	$19,353	$128,338	$(436)	$2,220	$169,310

UNITED NATIONAL GROUP, LTD.

SCHEDULE IV — REINSURANCE
EARNED PREMIUMS
(Dollars in thousands)

			Assumed		Percentage Of
			From		Amount
	Gross	Ceded To Other	Other	Net	Assumed To
(Dollars in thousands)	Amount	Companies	Companies	Amount	Net
For period from September 6, 2003 to December 31, 2003:
Property & Liability Insurance	$147,714	$95,803	$1	$51,912	0.0%
For the period from January 1, 2003 to September 5, 2003:
Property & Liability Insurance	$510,450	$382,277	$81	$128,254	0.1%
For year ended December 31, 2002:
Property & Liability Insurance	$750,426	$597,201	$9,538	$162,763	5.9%
For year ended December 31, 2001:
Property & Liability Insurance	$547,963	$456,226	$58,599	$150,336	39.0%

UNITED NATIONAL GROUP, LTD.

SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS
(Dollars in thousands)

	Deferred
	Policy	Reserves for Unpaid
	Acquisition	Claims and Claim	Discount If	Unearned
	Costs	Adjustment Expenses	Any Deducted	Premiums
(Dollars in thousands)
Consolidated Property & Casualty Entities:
As of December 31, 2003	$8,581	$2,059,760	$–	$177,408
As of December 31, 2002	$3,289	$2,004,422	$–	$247,238
As of December 31, 2001	$428	$907,357	$–	$214,028

					Amortization
					Of
			Claims and Claim Adjustment		Deferred	Paid Claims
			Expense Incurred Related To		Policy	and Claim
	Earned	Net Investment			Acquisition	Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Costs	Expenses	Written
(Dollars in thousands)
Consolidated Property & Casualty Entities:
For the period from September 6, 2003 to December 31, 2003	$51,912	$6,106	$37,861	$438	$(8,581)	$6,832	$61,265
For the period from January 1, 2003 to September 5, 2003	$128,254	$13,289	$84,885	$–	$(3,519)	$63,149	$139,116
For the year ended December 31, 2002	$162,763	$17,685	$130,327	$71,423	$(2,861)	$97,714	$172,689
For the year ended December 31, 2001	$150,336	$19,353	$134,558	$(6,220)	$436)	$102,680	$169,310

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.