Form 10-Q
period 2004-03-31
UNITED NATIONAL GROUP LTD
filed 2004-05-17
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ___________

000-50511
Commission File Number

UNITED NATIONAL GROUP, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands
(State or other jurisdiction	98-0417107
of incorporation or organization)	(I.R.S. Employer Identification No.)

WALKER HOUSE, 87 MARY STREET
P.O. BOX 908GT
GEORGE TOWN, GRAND CAYMAN
CAYMAN ISLANDS
(Address of principal executive office including zip code)

(345) 949-0100
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [   ] NO [X]

As of May 12, 2004, the registrant had outstanding 15,569,662 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise, (1) “United National Group” refers to United National Group, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands; (2) “we,” “us” and “our” refer to United National Group and its subsidiaries as a whole; (3) our “U.S. Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc. and its subsidiaries, including American Insurance Adjustment Agency, Inc., Diamond State Insurance Company, J.H. Ferguson & Associates, LLC, United National Casualty Insurance Company, United National Insurance Company and United National Specialty Insurance Company; (4) our “U.S. Insurance Subsidiaries” refers to United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company and United National Casualty Insurance Company; (5) “U.N. Barbados” refers to Wind River Insurance Company (Barbados) Ltd.; (6) “U.N. Bermuda” refers to Wind River Insurance Company (Bermuda), Ltd.; (7) our “Non-U.S. Operations” refers to the insurance and reinsurance and related operations of U.N. Barbados and U.N. Bermuda; (8) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; and (9) “$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATIONAL GROUP, LTD.

Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	Successor	Successor
	as of	as of
	March 31, 2004	December 31, 2003
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $634,017 and $540,543)	$645,760	$549,966
Preferred shares:
Available for sale securities, at fair value (cost: $4,838 and $4,372)	5,345	4,894
Common shares:
Available for sale securities, at fair value (cost: $31,422 and $30,762)	34,382	33,219
Other invested assets	49,657	45,434

Total investments	735,144	633,513
Cash and cash equivalents	140,403	214,796
Agents’ balances, net	56,234	62,374
Reinsurance receivables, net	1,747,098	1,762,988
Accrued investment income	6,059	5,909
Federal income taxes receivable	3,971	4,898
Deferred federal income taxes, net	24,491	25,323
Deferred acquisition costs, net	15,732	8,581
Prepaid reinsurance premiums	108,839	117,936
Other assets	14,177	12,443

Total assets	$2,852,148	$2,848,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$2,036,072	$2,059,760
Unearned premiums	181,504	177,408
Amounts held for the account of others	17,066	20,201
Ceded balances payable	43,820	59,876
Payable for securities	29,619	—
Contingent commissions	5,213	5,178
Senior notes payable to related party	72,848	72,848
Junior subordinated debentures	30,929	30,929
Other liabilities	35,213	41,769

Total liabilities	2,452,284	2,467,969

Commitments and contingencies (Note 6)	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 15,568,003 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	3	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	354,799	347,487
Accumulated other comprehensive income	14,373	10,031
Retained earnings	30,689	23,271

Total shareholders’ equity	399,864	380,792

Total liabilities and shareholders’ equity	$2,852,148	$2,848,761

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31, 2004	March 31, 2003
Revenues:
Gross premiums written	$117,938	$214,460

Net premiums written	$58,617	$53,636

Net premiums earned	$45,422	$46,613
Net investment income	4,210	5,284
Net realized investment losses	(70)	(1,389)

Total revenues	49,562	50,508
Losses and Expenses:
Net losses and loss adjustment expenses	28,143	32,831
Acquisition costs and other underwriting expenses	13,520	8,336
Provision for doubtful reinsurance receivables	—	875
Other operating expenses	514	444
Interest expense	1,315	3

Income before income taxes	6,070	8,019
Income tax (benefit) expense	(769)	1,384

Net income before equity in net income of partnerships	6,839	6,635
Equity in net income of partnerships	579	413

Net income	$7,418	$7,048

Per share data:
Net income:
Basic	$0.26	$70,480

Diluted	$0.26	$70,480

Weighted-average number of shares outstanding:
Basic	28,219,926	100

Diluted	28,897,621	100

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31, 2004	March 31, 2003
Net income	$7,418	$7,048
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	5,776	42
Less:
Reclassification adjustment for losses included in net income	(291)	(725)

Other comprehensive income, before tax	6,067	767
Income tax expense related to items of other comprehensive income	1,725	268

Other comprehensive income, net of tax	4,342	499

Comprehensive income, net of tax	$11,760	$7,547

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands)

	(Unaudited)	Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Quarter Ended	through	through
	March 31, 2004	December 31, 2003	September 5, 2003
Common shares:
Number at beginning of period	27,793,003	10,000,000	100
Class A common shares issued in acquisition	—	2,500,000	—
Class A common shares issued under stock purchase plan	—	245,208	—
Class A common shares issued in IPO	462,500	10,750,000
Class A common shares issued in redemption of Series A preferred shares	—	1,610,295	—
Class B common shares issued in exchange for Series A preferred shares	—	2,687,500	—

Number at end of period	28,255,503	27,793,003	100

Common shares:
Balance at beginning of period	$3	$1	$—
Class A common shares issued in IPO	—	2	—

Balance at end of period	$3	$3	$—

Preferred shares:
Number at beginning of period	—	14,000,000	—
Preferred shares issued in acquisition	—	3,500,000	—
Preferred shares redeemed	—	(15,000,000)	—
Preferred shares exchanged for Class B common shares	—	(2,500,000)	—

Number at end of period	—	—	—

Preferred shares:
Balance at beginning of period	$—	$2	$—
Preferred shares redeemed	—	(2)	—
Preferred shares exchanged for Class B common shares	—	—	—

Balance at end of period	$—	$—	$—

Additional paid-in capital:
Balance at beginning of period	$347,487	$239,997	$81,186
Preferred share dividends	—	29,250	—
Preferred shares redeemed	—	(149,998)	—
Contributed capital from preferred shares	—	35,000	—
Contributed capital from common shares	7,312	193,238	5,638

Balance at end of period	$354,799	$347,487	$86,824

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$10,031	$—	$7,329
Other comprehensive income (loss)	4,342	10,031	(1,962)

Balance at end of period	$14,373	$10,031	$5,367

Retained earnings:
Balance at beginning of period	$23,271	$—	$180,122
Net income	7,418	52,521	24,604
Preferred share dividends	—	(29,250)	—

Balance at end of period	$30,689	$23,271	$204,726

Total shareholders’ equity	$399,864	$380,792	$296,917

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$7,418	$7,048
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Amortization of debt issuance costs	45	—
Deferred federal income taxes	(1,198)	(1,297)
Amortization of bond premium and discount, net	760	389
Net realized investment gains	70	666
Equity in income of partnerships	(579)	(413)
Unrealized loss on trading securities	—	725
Provision for doubtful reinsurance receivables	—	875
Proceeds from sale or maturity of trading securities	—	3,618
Purchase of trading securities	—	(4,086)
Changes in:
Agents’ balances	6,140	(10,378)
Reinsurance receivables	15,890	(48,883)
Unpaid losses and loss adjustment expenses	(23,688)	56,422
Unearned premiums	4,096	261
Ceded balances payable	(16,056)	40,161
Other liabilities	(6,556)	(11,290)
Amounts held for the account of others	(3,135)	(2,620)
Contingent commissions	35	1,170
Federal income tax receivable	927	10,879
Prepaid reinsurance premiums	9,097	6,762
Other — net	(9,085)	905

Net cash (used for) provided by operating activities	(15,819)	50,914

Cash flows from investing activities:
Proceeds from sale of bonds and stocks	20,086	28,639
Proceeds from maturity of bonds	5,766	—
Proceeds from sale of other invested assets	383	2,320
Purchase of bonds and stocks	(91,371)	(16,009)
Proceeds from sale or repayment of mortgages	—	1,172
Purchase of other invested assets	(750)	(593)

Net cash (used for) provided by investing activities	(65,886)	15,529

Cash flows from financing activities:
Net proceeds from IPO of common shares	7,312	—

Net cash provided by financing activities	7,312	—

Net change in cash and cash equivalents	(74,393)	66,443
Cash and cash equivalents at beginning of period	214,796	72,942

Cash and cash equivalents at end of period	$140,403	$139,385

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of United National Group, Ltd. and its direct and indirect wholly-owned subsidiaries (“United National Group” or the “Company”), Wind River Insurance Company (Barbados) Ltd. (“U.N. Barbados”), Wind River Insurance Company (Bermuda), Ltd. (“U.N. Bermuda”), U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc. (“AIS”), American Insurance Adjustment Agency, Inc. (“AIAA”), International Underwriters, Inc. (“IUI”), Unity Risk Partners Insurance Services, Inc. (“URP”), United National Insurance Company (“UNIC”), Diamond State Insurance Company (“Diamond State”), United National Specialty Insurance Company (“United National Specialty”), United National Casualty Insurance Company (“United National Casualty”) and J.H. Ferguson & Associates, LLC (“J.H. Ferguson”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The consolidated financial statements as of March 31, 2004 and for the quarters ended March 31, 2004 and 2003 are unaudited, but in the opinion of management have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include all adjustments and normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2004 and 2003 are not necessarily indicative of the results of a full year. The accompanying notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the 2003 Annual Report on Form 10-K.

(2) Investments

Bonds with an estimated fair market value of approximately $339.9 million and $292.8 million were deposited with various governmental authorities in accordance with statutory requirements at March 31, 2004 and December 31, 2003, respectively. The $339.9 million includes $3.0 million held in trust to meet statutory requirements of UNIC. In addition, bonds with an estimated fair market value of $5.4 million at March 31, 2004 and December 31, 2003 were held in a trust fund to meet the regulatory requirements of U.N. Bermuda.

The carrying amounts for the Company’s investments approximate their estimated fair value. The Company measures the fair value of investments in bonds and stocks based upon quoted market prices. Other invested assets are comprised primarily of limited liability partnership interests. Partnership interests of 3% ownership or greater are accounted for under the equity method. Partnership interests of less than 3% ownership are carried at their fair value.

The Company’s investments are regularly evaluated to determine if declines in market value below cost are other than temporary. If market value declines are determined to be other than temporary, the security’s cost basis is adjusted to the market value of the security, with the loss recognized in the current period. There were no realized losses recorded for the quarters ended March 31, 2004 and 2003 as a result of the Company’s other than temporary impairment evaluation.

(3) Reinsurance

The Company cedes insurance to unrelated insurers in the ordinary course of business to limit its net loss exposure. In addition, there are excess of loss contracts that protect against losses over stipulated amounts. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.

As of March 31, 2004, the Company had total reinsurance receivables of $1,747.1 million. The carrying value of the receivables is net of a $33.1 million reduction related to an estimate of potentially uncollectible reinsurance receivables. The Company’s estimate of potentially uncollectible receivables, which was $49.1 million at the date of Acquisition, has been reduced to $33.1 million as of March 31, 2004 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003. As of December 31, 2003, the Company had net reinsurance receivables of $1,763.0 million, net of a $49.1 million reduction related to potentially uncollectible receivables.

The Company has converted select quota share reinsurance arrangements to excess of loss reinsurance. Gross premiums written were $117.9 million for the quarter ended March 31, 2004 compared with $214.5 million for the quarter ended March 31, 2003. Net premiums written were $58.6 million for the quarter ended March 31, 2004 compared with $53.6 million for the quarter ended March 31, 2003. Net premiums written grew as a result of increasing rates combined with increased retentions across the Company’s core book of business. Gross premiums written were lower as a result of exiting from heavily reinsured products.

The U.S. Insurance Subsidiaries entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. This reinsurance arrangement stipulates that 60% of the Company’s net retained insurance liability on new and renewal business bound January 1, 2004 and later to be ceded to the Company’s Non-U.S. Operations. The agreement also stipulates that 60% of the December 31, 2003 unearned premium be ceded to the Company’s Non-U.S. Operations. The impact of this reinsurance arrangement is reflected in the Company’s March 31, 2004 financial statements.

(4) Federal Income Taxes

The following table summarizes the differences between the effective tax rate for financial statement purposes and the U.S. federal statutory rate:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2004		March 31, 2003
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income
Expected tax expense at the U. S. statutory rate	$2,125	35.0%	$2,807	35.0%
Adjustments:
Tax exempt interest	(1,215)	(20.0)	(1,380)	(17.2)
Foreign income not expected to be taxed in the U.S.	(1,718)	(28.3)	—	—
Dividend exclusion	(37)	(0.6)	(37)	(0.5)
State income taxes	32	0.5	(11)	(0.1)
Other	44	0.7	5	0.1

Actual Taxes	$(769)	(12.7)%	$1,384	17.3%

(5) Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses and the impact of our reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is necessarily a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at March 31, 2004, the related adjustments could have a material adverse impact on the Company’s results of operations.

(6) Commitments and Contingencies

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

On January 22, 2004, our subsidiary Diamond State, entered into a settlement with Bank of America, N.A. and Platinum Indemnity Limited relative to litigation pending in the United States District Court for the Southern District of New York. Under the terms of the settlement, Diamond State paid $17.8 million to Bank of America and provided other non-financial consideration to Bank of America and Platinum in exchange for a full and final release by Bank of America and Platinum, and other consideration, relative to their claims of approximately $29.0 million, plus interest in excess of $10.0 million and fees and costs, related to “facultative reinsurance policies” issued by Worldwide Weather Insurance Agency, and its principal Harold Mollin, purportedly on behalf of Diamond State.

As a result of the settlement, Diamond State has activated a pending arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In that connection, Diamond State holds a letter of credit dated March 31, 2004 from Partner Reinsurance Company, Ltd. in the amount of $17.8 million. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. The Company believes the recorded reinsurance receivable from Partner Reinsurance Company will be fully collected.

On July 11, 2003, our subsidiary United National Insurance Company was named a defendant in a lawsuit filed in the Superior Court of Fulton County, Georgia, by Gulf Underwriters Insurance Company (“Gulf”) seeking rescission of a facultative reinsurance certificate issued by Gulf to United National Insurance Company with regard to an individual insurance policy written by United National Insurance Company and ceded to Gulf. The facultative reinsurance certificate provided 100% reinsurance to United National Insurance Company for loss and loss adjustment expenses paid under the insurance policy. The lawsuit followed United National Insurance Company’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that was paid under that insurance policy. The rescission claim is based on allegations of breach of contract; misrepresentation; non-disclosure and breach of duty of good faith; and fraud. The complaint also seeks attorneys’ fees and costs.

United National Insurance Company denies the allegations in the complaint and has filed a counterclaim seeking payment of the amount of losses and loss adjustment expenses paid under the insurance policy plus statutory damages of $1.6 million as a result of late payment. A trial date has not been set for this litigation. However, a voluntary mediation, to be held in June 2004, has been agreed to by the parties. The Company believes the recorded reinsurance receivable from Gulf will be fully collected.

We cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on our business, financial condition or results of operations.

(7) Shareholders’ Equity

In January 2004, the Company issued 462,500 Class A common shares at a price of $17.00 per share in connection with the exercise by the underwriters of the remaining overallotment option related to the Company’s initial public offering, which was consummated in December 2003. Proceeds to the Company, net of underwriting discounts of $0.5 million, were $7.3 million.

(8) Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earning per share is computed using the weighted average number of common shares outstanding during the period, as well as the weighted average number of common share equivalents outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share.

	Successor	Predecessor
	Quarter Ended	Quarter Ended
(Dollars in thousands, except per share data)	March 31, 2004	March 31, 2003
Net income	$7,418	$7,048

Weighted average common shares outstanding	28,219,926	100

Basic net income per share	$0.26	$70,480

Weighted average common shares outstanding	28,219,926	100
Weighted average common share equivalents outstanding	676,695	—

Weighted average common shares and equivalents outstanding	28,896,621	100

Diluted net income per share	$0.26	$70,480

(9) Segment Information

The Company’s operations are classified into two reportable business segments that are organized around its two underwriting divisions: excess and surplus (“E&S”) lines and specialty admitted. The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2003. Management evaluates a segment’s performance based upon premium production and the associated losses and loss adjustment expense experience. Investments and investment performance, acquisition costs and other underwriting expenses, including commissions, premium taxes and other acquisition costs, and other operating expenses are managed at a corporate level and are included in the “Corporate” segment.

Gross premiums written by product class are as follows:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
(Dollars in thousands)	March 31, 2004	March 31, 2003
Specific specialty	$37,730	$90,526
Umbrella and excess	14,965	70,738
Property and general liability	39,717	27,193
Non-medical professional liability	25,526	26,003

	$117,938	$214,460

The gross premiums written information is not segregated by business segment because product lines cross segments.

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Successor
Quarter Ended March 31, 2004:	E&S	Specialty
(Dollars in thousands)	Lines	Admitted	Corporate	Total
Revenues:
Gross premiums written	$83,247	$34,691	$—	$117,938

Net premiums written	$34,754	$23,863	$—	$58,617

Net premiums earned	$26,639	$18,783	$—	$45,422
Net investment income	—	—	4,210	4,210
Net realized investment losses	—	—	(70)	(70)

Total revenues	26,639	18,783	4,140	49,562
Losses and Expenses:
Net losses and loss adjustment expenses	16,435	11,708	—	28,143
Acquisition costs and other underwriting expenses	—	—	13,520	13,520
Other operating expenses	—	—	514	514
Interest expense	—	—	1,315	1,315

Income (loss) before income taxes	10,204	7,075	(11,209)	6,070
Income tax benefit	—	—	(769)	(769)

Net income (loss) before equity in net income of partnerships	10,204	7,075	(10,440)	6,839
Equity in net income of partnerships	—	—	579	579

Net income (loss)	$10,204	$7,075	$(9,861)	$7,418

Total assets			$2,852,148	$2,852,148

Predecessor
Quarter Ended March 31, 2003:	E&S	Specialty
(Dollars in thousands)	Lines	Admitted	Corporate	Total
Revenues:
Gross premiums written	$136,528	$77,932	$—	$214,460

Net premiums written	$30,859	$22,777	$—	$53,636

Net premiums earned	$27,860	$18,753	$—	$46,613
Net investment income	—	—	5,284	5,284
Net realized investment losses	—	—	(1,389)	(1,389)

Total revenues	27,860	18,753	3,895	50,508
Losses and Expenses:
Net losses and loss adjustment expenses	20,248	12,583	—	32,831
Acquisition costs and other underwriting expenses	—	—	8,336	8,336
Provision for doubtful reinsurance receivables	—	—	875	875
Other operating expenses	—	—	444	444
Interest expense	—	—	3	3

Income (loss) before income taxes	7,612	6,170	(5,763)	8,019
Income tax expense	—	—	1,384	1,384

Net income (loss) before equity in net income of partnerships	7,612	6,170	(7,147)	6,635
Equity in net income of partnerships	—	—	413	413

Net income (loss)	$7,612	$6,170	$(6,734)	$7,048

(10) Supplemental Cash Flow Information

Taxes and Interest Paid

	Successor	Predecessor
	Quarter Ended	Quarter Ended
(Dollars in thousands)	March 31, 2004	March 31, 2003
Federal income taxes paid (received)	$(534)	$(8,183)
Interest paid	400	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United National Group and Wind River Investment Corporation included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We operate our business principally through two business segments: excess and surplus lines (“E&S”) and specialty admitted. Our E&S segment focuses on writing insurance for hard-to-place risks and risks that standard admitted insurers specifically choose not to write. Our specialty admitted segment focuses on writing insurance for risks that are unique and hard to place in the standard market for insureds that are required, for marketing and regulatory reasons, to purchase insurance from an admitted insurance company.

We offer four general classes of insurance products across both our E&S and specialty admitted business segments. These four classes of products are specific specialty insurance products, umbrella and excess insurance products, property and general liability insurance products, and non-medical professional liability insurance products.

Our insurance products target very specific, defined, homogenous groups of insureds with customized coverages to meet their needs. Our products include customized underwriting guidelines, rates, and forms tailored to our risk and underwriting philosophy.

We distribute the insurance products of our U.S. Operations through our wholly-owned subsidiary, J.H. Ferguson, as well as through a group of 47 professional general agencies that have limited quoting and binding authority.

We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management and investment accounting services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.

Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, other operating expenses, and interest and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on insurance policies written. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition expenses consist principally of commissions that are typically a percentage of the premiums on insurance policies written, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Other operating expenses are comprised primarily of management fees paid to affiliates. Interest expense consists of interest paid on funds held on behalf of others, senior notes payable to related parties and junior subordinated debentures.

In managing the business and evaluating performance, our management focuses on measures such as loss ratio, expense ratio, combined ratio and net operating income, which we define as net income excluding after-tax realized investment gains (losses) and extraordinary items that do not reflect overall operating trends. Our management focuses on net operating income as a useful measure of the profitability attributable to the ongoing operations of the business. Net operating income is not a substitute for the net income determined in accordance with GAAP, and investors should not place undue reliance on this measure.

During the quarter ended March 31, 2004, we realized additional insurance policy rate increases at levels slightly less than those levels realized during the quarter ended March 31, 2003. These increases have resulted primarily from a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies.

Critical Accounting Policies and Estimates

Investments

Fair values

The carrying amount for our investments approximates their estimated fair value. We measure the fair value of investments in our fixed income and equity portfolios based upon quoted market prices. We also hold other invested assets, including investments in several limited partnerships, which were valued at $49.7 million as of March 31, 2004. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of March 31, 2004, our other invested assets portfolio included $19.4 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

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

In connection with the Acquisition, all of the Predecessor’s investments at September 5, 2003 were adjusted to their fair value on that date and the fair value of all investments on September 5, 2003 became the book value prospectively for us. As a result, at March 31, 2004, we had no securities which had been continuously in an unrealized loss position for greater than a year.

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

As of March 31, 2004, we had total reinsurance receivables of $1,747.1 million. The carrying value of these reinsurance receivables is net of $33.1 million related to our estimate of potentially uncollectible reinsurance receivables. Our estimate of potentially uncollectible reinsurance receivables, which was $49.1 million at the date of the Acquisition, has been reduced to $33.1 million as of March 31, 2004 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003.

As of March 31, 2004, the amount of collateral securing individual reinsurance receivables held by the Company was an aggregated $752.6 million, resulting in reinsurance receivables net of collateral of $994.5 million.

As of March 31, 2004, we also had total prepaid reinsurance premiums of $122.4 million, which were carried at $108.8 million. The carrying value of these prepaid reinsurance premiums is net of a $13.6 million fair value adjustment recorded in connection with the Acquisition. At the time of the Acquisition, gross and net unearned premium reserves were adjusted by discounting the unearned premium reserves and applying a risk margin to those reserves.

The Company has converted select quota share reinsurance arrangements to excess of loss reinsurance. Gross premiums written were $117.9 million for the quarter ended March 31, 2004 compared with $214.5 million for the quarter ended March 31, 2003. Net premiums written were $58.6 million for the quarter ended March 31, 2004 compared with $53.6 million for the quarter ended March 31, 2003. Net premiums written grew as a result of increasing rates combined with increased retentions across the Company’s core book of business as a result of purchasing less reinsurance. Gross premiums written were lower as a result of exiting from heavily reinsured products.

The U.S. Insurance Subsidiaries entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. This reinsurance arrangement stipulates that 60% of the Company’s net retained insurance liability on new and renewal business bound January 1, 2004 and later to be ceded to the Company’s Non-U.S. Operations. The agreement also stipulates that 60% of the December 31, 2003 unearned premium be ceded to the Company’s Non-U.S. Operations. The impact of this reinsurance arrangement is reflected in the Company’s March 31, 2004 financial statements.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value-based method of accounting for stock-based compensation plans.

Our Business Segments

We have two reporting business segments: E&S and specialty admitted.

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

We evaluate segment performance based on gross and net premiums written, net premiums earned and net losses and loss adjustment expenses. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	For the Quarters Ended March 31,
(Dollars in thousands)	2004	2003
Gross premiums written:
E&S	$83,247	$136,528
Specialty admitted	34,691	77,932

Gross premiums written	$117,938	$214,460

Net premiums written:
E&S	$34,754	$30,859
Specialty admitted	23,863	22,777

Net premiums written	$58,617	$53,636

Net premiums earned:
E&S	$26,639	$27,860
Specialty admitted	18,783	18,753

Net premiums earned	$45,422	$46,613

Net losses and loss adjustment expenses:
E&S	$16,435	$20,248
Specialty admitted	11,708	12,583

Net losses and loss adjustment expenses	$28,143	$32,831

Net losses and loss adjustment expense ratio:
E&S	61.7%	72.7%
Specialty admitted	62.3%	67.1%

Net losses and loss adjustment expense ratio	62.0%	70.4%

Results of Operations

Quarter Ended March 31, 2004 Compared with the Quarter Ended March 31, 2003

The results of operations for the quarter ended March 31, 2004 reflect the financial performance of United National Group. The results of operations for the quarter ended March 31, 2003 reflects the performance of the Predecessor, Wind River Investment Corporation.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $117.9 million for the quarter ended March 31, 2004, compared with $214.4 million for the quarter ended March 31, 2003, a decrease of $96.5 million or 45.0%. The decrease primarily resulted from the termination of 17 products within our four product classes during 2003 as planned and 13 products within our four product classes during 2002. Gross premiums written relative to those terminated products were $13.2 million for the quarter ended March 31, 2004 compared with $68.7 million for the quarter ended March 31, 2003. A further breakdown of gross premiums written is as follows:

•	E&S gross premiums written were $83.2 million for the quarter ended March 31, 2004, compared with $136.5 million for the quarter ended March 31, 2003, a decrease of $53.3 million or 39.0%. This decrease primarily resulted from the termination of 12 products within our four product classes during 2003 and 11 products within our four product classes during 2002, combined with a reduction in gross premiums written relative to our Umbrella and excess product class, offset by renewal rate increases of approximately 15% (as measured against expiring rates) on other products. E&S gross premiums written relative to the terminated products were $11.8 million for the quarter ended March 31, 2004, compared with $46.7 million for the quarter ended March 31, 2003.

•	Specialty admitted gross premiums written were $34.7 million for the quarter ended March 31, 2004, compared with $77.9 million for the quarter ended March 31, 2003, a decrease of $43.2 million or 55.5%. The decrease in specialty admitted gross premiums written was primarily the result of the termination of 5 products during 2003 and 2 products during 2002, combined with a reduction in gross premiums written relative to our Umbrella and excess product class, offset by renewal rate increases of approximately 13% on other products. Specialty admitted gross premiums written relative to the terminated products were $1.4 million for the quarter ended March 31, 2004, compared with $22.0 million for the quarter ended March 31, 2003.

Net premiums written, which equal gross premiums written less ceded premiums written, were $58.6 million for the quarter ended March 31, 2004, compared with $53.6 million for the quarter ended March 31, 2003, an increase of $5.0 million or 9.3%. The ratio of net premiums written to gross premiums written increased to 49.7% for the quarter ended March 31, 2004, from 25.0% for the quarter ended March 31, 2003. A further breakdown of net premiums written is as follows:

•	E&S net premiums written were $34.7 million for the quarter ended March 31, 2004, compared with $30.9 million for the quarter ended March 31, 2003, an increase of $3.8 million or 12.3%. The ratio of net premiums written to gross premiums written was 41.8% for the quarter ended March 31, 2004, compared with 22.6% for the quarter ended March 31, 2003. The increase in net premiums written was largely due to increasing our retention relative to individual products and due to rate increases of approximately 16%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to the terminated products were $0.8 million for the quarter ended March 31, 2004, compared with $4.8 million for the quarter ended March 31, 2003.

•	Specialty admitted net premiums written were $23.9 million for the quarter ended March 31, 2004, compared with $22.8 million for the quarter ended March 31, 2003, an increase of $1.1 million or 4.8%. The ratio of net premiums written to gross premiums written was 68.9% for the quarter ended March 31, 2004, compared with 29.3% for the quarter ended March 31, 2003. The increase in net premiums written was largely due to the increases in retentions and due to rate increases of approximately 12%. The increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to terminated products were $0.4 million for the quarter ended March 31, 2004, compared with $3.8 million for the quarter ended March 31, 2003.

Net premiums earned were $45.4 million for the quarter ended March 31, 2004, compared with $46.6 million for the quarter ended March 31, 2003, a decrease of $1.2 million or 2.6%. A further breakdown of net premiums earned is as follows:

•	E&S net premiums earned were $26.6 million for the quarter ended March 31, 2004, compared with $27.9 million for the quarter ended March 31, 2003, a decrease of $1.3 million or 4.7%. The decrease in net premiums earned was primarily due to the impact of the previously mentioned product terminations, partially offset by previously mentioned retention increases and rate increases.

•	Specialty admitted net premiums earned were $18.8 million for the quarter ended March 31, 2004, compared with $18.8 million for quarter ended March 31, 2003. Although there was no total change, net premiums earned increased primarily due to the impact of the previously mentioned retention increases and rate increases, offset by a decrease due to the impact of the previously mentioned product terminations.

Net Investment Income

Gross investment income, excluding realized gains and losses, was $5.1 million for the quarter ended March 31, 2004, compared with $6.3 million for the quarter ended March 31, 2003, a decrease of $1.2 million or 19.0%. The decrease was primarily due to an increase in the amount of cash and short-term investments held during the quarter ended March 31, 2004, combined with a decline in interest rates.

Cash and invested assets grew to $875.5 million as of March 31, 2004, from $848.3 million as of December 31, 2003, an increase of $27.2 million or 3.2%. The growth in the investment portfolio was primarily due to a $29.6 million increase in payable for securities during the quarter ended March 31, 2004 resulting from the timing of trades versus settlements on or close to March 31, 2004. The average duration of our fixed income investments approximated 2.7 years as of March 31, 2004, compared with 3.1 years as of December 31, 2003. Our book yield on our fixed income investments was 2.91% at March 31, 2004, compared with 4.89% at March 31, 2003.

Investment expenses were $0.9 million for the quarter ended March 31, 2004, compared with $1.0 million for the quarter ended March 31, 2003, a decrease of $0.1 million or 10.0%.

Net Realized Investment Gains (Losses)

Net realized investment losses were $0.1 million for the quarter ended March 31, 2004, compared with a $1.4 million net realized investment loss for the quarter ended March 31, 2003. The net investment loss for the current period consists of net gains of $0.3 million relative to our equity portfolio and $0.4 million of net losses relative to our convertible bond and equity portfolios. The net investment loss for the quarter ended March 31, 2003 consisted of net losses of $1.4 million relative to our equity portfolio, net losses of $0.3 million relative to our convertible bond portfolios, net gains of $0.2 million relative to our fixed income investments, and net gains of $0.1 million relative to other invested assets.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $28.1 million for the quarter ended March 31, 2004, compared with $32.8 million for the quarter ended March 31, 2003, a decrease of $4.7 million or 14.3%. The loss ratio for the quarter ended March 31, 2004 was 62.0% compared with 70.4% for the quarter ended March 31, 2003. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $16.4 million for the quarter ended March 31, 2004, compared with $20.2 million for the quarter ended March 31, 2003. The loss ratio was 61.7% for the quarter ended March 31, 2004, compared with 72.7% for the quarter ended March 31, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

•	Specialty admitted net losses and loss adjustment expenses were $11.7 million for the quarter ended March 31, 2004, compared with $12.6 million for the quarter ended March 31, 2003. The loss ratio for the quarter ended March 31, 2004 was 62.3%, compared with 67.1% for the quarter ended March 31, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $13.5 million for the quarter ended March 31, 2004, compared with $8.3 million for the quarter ended March 31, 2003, an increase of $5.2 million. This increase can be attributed to a $4.4 million increase in acquisition costs and a $0.8 million increase in other underwriting expenses. A further analysis of acquisition costs and other underwriting expenses is as follows:

•	The $4.4 million increase in acquisition costs was primarily the result of a reduction in ceding commissions of $30.6 million partially offset by a decrease in direct commission expense of $19.2 million. Contingent commission expense decreased $1.6 million and the deferral of acquisition costs increased by $5.4 million. The reduction in ceding commission income was a result of a decrease in ceded premiums written resulting from an increase in our level of retention. The reduction in direct commission was consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit margins nonetheless increased based upon an improvement in our loss experience.

•	The $0.8 million increase in other underwriting expenses was primarily due to a $0.7 million increase in excise tax payments on premium ceded to our off-shore affiliates.

Provision for Doubtful Reinsurance Receivables

We recorded no charge for an allowance for doubtful reinsurance receivables for the quarter ended March 31, 2004 as compared to a $0.9 million charge for the quarter ended March 31, 2003.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 29.7% for the quarter ended March 31, 2004, compared with 19.7% for the quarter ended March 31, 2003. The expense ratio for the quarter ended March 31, 2004 was principally impacted by the changes to commissions and other underwriting expenses described above. Part of our strategy is to continue to retain a higher percentage of our premiums, and increase our underwriting profit through improved loss experience. To the extent that we are able to accomplish a higher retention percentage, we expect this increase in expense ratio to be offset by a decrease in our loss ratio.

Our combined ratio was 91.7% for the quarter ended March 31, 2004, compared with 90.2% for the quarter ended March 31, 2003. This increase in the combined ratio was primarily due to 0.6% of purchase accounting adjustments during the quarter ended March 31, 2004, and a reduction in the amount of ceding commission income, net of direct commission, related to terminated products, partially offset by an improvement in the loss ratio as described above.

Other Operating Expenses

Other operating expenses were $0.5 million for the quarter ended March 31, 2004, compared with $0.4 million for the quarter ended March 31, 2003, an increase of $0.1 million.

Income Tax (Benefit) Expense

Income tax benefit was $0.8 million for the quarter ended March 31, 2004, compared with $1.4 million of tax expense for the quarter ended March 31, 2003. Our effective tax benefit for the quarter ended March 31, 2004 was 12.7%, compared with an effective tax rate of 17.3% for the quarter ended March 31, 2003. The effective rates differed from the 35.0% U.S. statutory rate due in part to investment in tax-exempt securities and foreign income not expected to be taxed in the U.S. An alternative minimum tax credit carryover of $8.3 million is available for 2004 and future years and does not expire. Due to the acquisition of the Company, Internal Revenue Code sections 382 and 383 place limits on the amount of the income that can be offset by the alternative minimum tax carryover. The section 382 limitation is an amount equal to the value of the purchase price of the corporation less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation is $8.3 million per year.

Equity in Net Earnings of Partnerships

Equity in net earnings of partnerships was $0.6 million for the quarter ended March 31, 2004, compared with $0.4 million for the quarter ended March 31, 2003, an increase of $0.2 million. The gain is primarily attributable to the performance of our investment in a high yield limited partnership.

Net Income and Net Operating Income

The factors described above resulted in net income of $7.4 million for the quarter ended March 31, 2004, compared with $7.0 million for the quarter ended March 31, 2003. Net operating income was $7.5 million for the quarter ended March 31, 2004, compared with $7.9 million for the quarter ended March 31, 2003. Net operating income for the quarter ended March 31, 2004 is equal to the quarter ended March 31, 2004 net income plus $0.1 million of after-tax realized investment losses. Net operating income for the quarter ended March 31, 2003 is equal to the quarter ended March 31, 2003 net income plus $0.9 million of after-tax realized investment losses.

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

Net cash flow (used for) provided by operating activities was ($15.8) million and $50.9 million, respectively, for the quarters ended March 31, 2004 and 2003. Cash flow used for operating activities for the quarter ended March 31, 2004 was negatively affected by $16.1 million due to the timing of our settlements with our reinsurers relative to ceded balances payable. Cash flow provided by operating activities for the quarter ended March 31, 2003 benefited by $40.2 million due to an increase in ceded balances payable during the quarter.

Net cash used for investing activities was $65.9 million for the quarter ended March 31, 2004. Net cash provided by investing activities was $15.5 million for the quarter ended March 31, 2003. The increase in the cash used for investing activities was caused by efforts to invest high levels of cash and cash equivalents during the quarter ended March 31, 2004. Cash and cash equivalents totaled $214.8 million and $72.9 million, respectively, as of December 31, 2003 and 2002. Cash and cash equivalents as of December 31, 2003 exceeded cash and cash equivalents as of December 31, 2002 by $141.9 million. The reasons for high levels of cash and cash equivalents as of December 31, 2003 included the $240.0 million initial capital contribution made by Fox Paine in September 2003, the receipt of $165.6 million of net proceeds from our December 15, 2003 common share sale and the receipt of $30.0 million due to the issuance of trust preferred securities in September and October 2003, offset by the $100.0 million used to purchase a portion of the common stock of Wind River Investment Corporation owned by the Ball Family trusts and the $150.0 million used in the redemption of our Series A preferred shares. During the quarter ended March 31, 2004, purchases of bonds and stocks were $75.4 million greater than during the quarter ended March 31, 2003.

Net cash provided by financing activities was $7.3 million in the quarter ending March 31 2004, compared with none in the quarter ending March 31, 2003. The source of this cash flow during the quarter ending March 31, 2004 was the issuance of 462,500 Class A common shares at a price of $17.00 per share in January 2004, in connection with exercise by the underwriters of the remaining overallotment option related to our initial public offering. Proceeds to the Company, net of underwriting discounts of $0.5 million, were $7.3 million.

Liquidity

At March 31, 2004, we had $140.4 million of cash and cash equivalents. We believe that our U.S. Insurance Subsidiaries maintain sufficient liquidity to pay claims.

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

There are two intercompany pooling agreements in place. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the U.S. Insurance Subsidiaries cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained is allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it ceding less business to the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool. To cover the required minimum exposure as of March 31, 2004, the trusts were funded to approximately $338.0 million. It is anticipated that the required funding amount will decline in future periods, which would improve the overall liquidity of the domestic insurance group.

The U.S. Insurance Subsidiaries entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. This reinsurance arrangement stipulates that 60% of the Company’s net retained insurance liability on new and renewal business bound January 1, 2004 and later to be ceded to the Company’s Non-U.S. Operations. The agreement also stipulates that 60% of the December 31, 2003 unearned premium be ceded to the Company’s Non-U.S. Operations. The impact of this reinsurance arrangement is reflected in the Company’s March 31, 2004 financial statements.

Reinsurance premiums ceded by our U.S. Insurance Subsidiaries during the first quarter of 2004 will be paid to U.N. Bermuda and U.N. Barbados on or before May 31st, 2004. Since U.N. Barbados and U.N. Bermuda are not authorized reinsurers in the United States, the insurance laws and regulations of Pennsylvania, Indiana and Wisconsin require the establishment of reinsurance trusts for the benefit of the U.S. Insurance Subsidiaries. The funding requirement includes the amount of all paid loss and loss adjustment expenses, ceded unearned premium reserves, and unpaid loss and loss adjustment expenses. Each of U.N. Bermuda and U.N. Barbados will establish independent reinsurance trust accounts for the benefit of each U.S. Insurance Subsidiary. We intend to invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that each of U.N. Bermuda and U.N. Barbados will have sufficient liquidity to pay claims prospectively.

As a result of the cessions to our Non-U.S. Operations, we expect that our U.S. Operations will have negative cash flow from operations and our Non-U.S. Operations will have positive cash flow. This trend may continue for several years. As mentioned above, our U.S. Operations have sufficient liquidity to pay claims. We expect our overall cash flow to be positive in the future. We monitor our portfolios to assure liability and investment durations are closely matched.

Investments made by our Non-U.S. Oerations will be in taxable securities. Currently, most of the investments of our U.S. Operations are in tax exempt investments. Prospectively, as fixed income investments mature and new cash is obtained, it will likely be invested in taxable securities.

Capital Resources

We do not anticipate paying any cash dividends on any of our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.

As a result of the debt incurred during the Acquisition and the issuance of trust preferred securities, the U.S. Operations will incur interest expense of approximately $16.9 million in 2004. $11.6 million of this interest expense is related to a note held by U.N. Barbados from U.N. Holdings II, and therefore eliminated during consolidation while $5.3 million is related to senior notes held by the Ball family trusts and the trust preferred securities. $13.3 million of the $16.9 million of interest expense will be paid in cash in 2004, while $3.6 million may be paid in cash or in kind. Currently, the holding companies of our U.S. Operations have cash and investments totaling $32.8 million. In 2004, we do not anticipate that we will need to pay a dividend from our U.S. Operations to fund this debt service. In 2005, and thereafter, dividends from our U.S. Operations may be required to fund this debt service.

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

AIS, through Trust I, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by Dekania Capital Management LLC, which in turn, issued its securities to institutional and accredited investors. Trust I issued 10,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on September 30, 2033 and bear a floating interest rate, reset quarterly, equal to the London Interbank Offered Rate (“LIBOR”) plus 4.05%. AIS, through Trust I, has the right to call the trust preferred securities as par after September 30, 2008, five years from the date of issuance.

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

AIS, through Trust II, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by I-Preferred Term Securities III, Ltd., which in turn, issued its securities to institutional and accredited investors. Trust II issued 20,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on October 29, 2033 and bear a floating interest rate, reset quarterly, equal to LIBOR plus 3.85%. AIS, through Trust II, has the right to call the trust preferred securities at par after October 29, 2008, five years from the date of issuance.

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

On September 5, 2003 we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company and The AMC Group, L.P. The management fee of $1.5 million is payable September 5, 2004.

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance. Such statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance sectors in general, both as to underwriting and investment matters. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “seek,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	ineffectiveness of our business strategy due to changes in current or future market conditions;

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated;

•	decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers;

•	our ability to implement our business plan for our Non-U.S. Operations;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our insurance subsidiaries;

•	United National Group, U.N. Barbados or U.N. Bermuda becoming subject to income taxes in the United States;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance or a deterioration of the claims-paying ability of reinsurers who have payment obligations to us;

•	the effects of acts of terrorism;

•	the effects of terrorist-related insurance legislation and laws;

•	loss of key personnel;

•	political instability in the Cayman Islands, Barbados or Bermuda;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including interest rates, inflation and other factors that could affect our investment portfolio.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under “Business-Risk Factors.” We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to two types of market risk:

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Our fixed income investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income investments fall, and the converse is also true. We expect to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The Company’s market risk associated with exposure to interest rate risk has not materially changed since December 31, 2003.

The table below provides information about the Company’s bonds that are sensitive to changes in interest rates.

(Dollars in thousands)	Principal	Book	Average Interest Rate
2004	$222,780	$222,890	1.12%
2005	16,545	16,893	1.84%
2006	26,875	27,590	2.37%
2007	19,200	17,418	3.12%
2008	25,715	25,345	3.16%
Thereafter	341,803	323,880	4.19%

Total	$652,918	$634,016	2.90%

Total Fair Value		$645,760

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

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts for collateral. As of March 31, 2004, $752.6 million of collateral was held in trust to support the reinsurance receivables.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our chief executive officer and chief financial officer have concluded that as of March 31, 2004, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in Internal Controls

There was not any change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

On January 22, 2004, our subsidiary Diamond State Insurance Company (“Diamond State”), entered into a settlement with Bank of America, N.A. and Platinum Indemnity Limited relative to litigation pending in the United States District Court for the Southern District of New York. Under the terms of the settlement, Diamond State paid $17.8 million to Bank of America and provided other non-financial consideration to Bank of America and Platinum in exchange for a full and final release by Bank of America and Platinum, and other consideration, relative to their claims of approximately $29.0 million, plus interest in excess of $10.0 million and fees and costs, related to “facultative reinsurance policies” issued by Worldwide Weather Insurance Agency, and its principal Harold Mollin, purportedly on behalf of Diamond State.

As a result of the settlement, Diamond State has activated a pending arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In that connection, Diamond State holds a letter of credit dated March 31, 2004 from Partner Reinsurance Company, Ltd. in the amount of $17.8 million. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. The Company believes the recorded reinsurance receivable from Partner Reinsurance Company will be fully collected.

On July 11, 2003, our subsidiary United National Insurance Company was named a defendant in a lawsuit filed in the Superior Court of Fulton County, Georgia, by Gulf Underwriters Insurance Company (“Gulf”) seeking rescission of a facultative reinsurance certificate issued by Gulf to United National Insurance Company with regard to an individual insurance policy written by United National Insurance Company and ceded to Gulf. The facultative reinsurance certificate provided 100% reinsurance to United National Insurance Company for loss and loss adjustment expenses paid under the insurance policy. The lawsuit followed United National Insurance Company’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that was paid under that insurance policy. The rescission claim is based on allegations of breach of contract; misrepresentation; non-disclosure and breach of duty of good faith; and fraud. The complaint also seeks attorneys’ fees and costs.

United National Insurance Company denies the allegations in the complaint and has filed a counterclaim seeking payment of the amount of losses and loss adjustment expenses paid under the insurance policy plus statutory damages of $1.6 million as a result of late payment. A trial date has not been set for this litigation. However, a voluntary mediation, to be held in June 2004, has been agreed to by the parties. The Company believes the recorded reinsurance receivable from Gulf will be fully collected.

We cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

b. Reports on Form 8-K

The Company furnished the following report on Form 8-K during the quarterly period ended March 31, 2004:

Date of Report	Item Reported
February 18, 2004	Item 12 — Regarding earnings release with respect to fourth quarter and fiscal year ended December 31, 2003 financial results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATIONAL GROUP, LTD.
Registrant

May 17, 2004	By:	/s/ David R. Bradley

Date	David R. Bradley
Chief Executive Officer

May 17, 2004	By:	/s/ Kevin L. Tate

Date	Kevin L. Tate
Chief Financial Officer