Form 10-Q
period 2004-06-30
UNITED NATIONAL GROUP LTD
filed 2004-08-16
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

(345) 949-0100
(Registrant’s telephone number, including area code)

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

As of August 13, 2004, the registrant had outstanding 15,571,684 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise, (1) “United National Group” refers to United National Group, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands; (2) “we,” “us” and “our” refer to United National Group and its subsidiaries as a whole; (3) our “U.S. Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc. and its subsidiaries, including American Insurance Adjustment Agency, Inc., Diamond State Insurance Company, J.H. Ferguson & Associates, LLC, United National Casualty Insurance Company, United National Insurance Company and United National Specialty Insurance Company; (4) our “U.S. Insurance Subsidiaries” refers to United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company and United National Casualty Insurance Company; (5) “U.N. Barbados” refers to Wind River Insurance Company (Barbados) Ltd.; (6) “U.N. Bermuda” refers to Wind River Insurance Company, Ltd.; (7) our “Non-U.S. Operations” refers to the insurance and reinsurance and related operations of U.N. Barbados and U.N. Bermuda; (8) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; and (9) “$” or “dollars” refers to U.S. dollars.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATIONAL GROUP, LTD.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(Unaudited)
	Successor	Successor
	as of	as of
	June 30, 2004	December 31, 2003
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $591,538 and $540,543)	$592,565	$549,966
Preferred shares:
Available for sale securities, at fair value (cost: $4,838 and $4,372)	5,054	4,894
Common shares:
Available for sale securities, at fair value (cost: $31,916 and $30,762)	34,904	33,219
Other invested assets	49,165	45,434

Total investments	681,688	633,513
Cash and cash equivalents	158,364	214,796
Agents’ balances, net	47,515	62,374
Reinsurance receivables, net	1,699,168	1,762,988
Accrued investment income	6,678	5,909
Federal income taxes receivable	5,986	4,898
Deferred federal income taxes, net	28,812	25,323
Deferred acquisition costs, net	20,154	8,581
Prepaid reinsurance premiums	73,372	117,936
Other assets	14,099	12,443

Total assets	$2,735,836	$2,848,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,995,936	$2,059,760
Unearned premiums	154,824	177,408
Amounts held for the account of others	16,768	20,201
Ceded balances payable	26,996	59,876
Contingent commissions	4,354	5,178
Senior notes payable to related party	72,848	72,848
Junior subordinated debentures	30,929	30,929
Other liabilities	31,631	41,769

Total liabilities	2,334,286	2,467,969

Commitments and contingencies (Note 6)	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 15,571,684 and 15,105,503 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	3	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	356,302	347,487
Accumulated other comprehensive income	6,449	10,031
Retained earnings	38,796	23,271

Total shareholders’ equity	401,550	380,792

Total liabilities and shareholders’ equity	$2,735,836	$2,848,761

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Gross premiums written	$88,138	$148,493	$206,076	$362,953

Net premiums written	$68,183	$45,825	$126,800	$99,461

Net premiums earned	$59,396	$47,784	$104,818	$94,397
Net investment income	4,417	4,045	8,627	9,329
Net realized investment gains	463	4,505	393	3,116

Total revenues	64,276	56,334	113,838	106,842
Losses and Expenses:
Net losses and loss adjustment expenses	33,383	29,015	61,526	61,846
Acquisition costs and other underwriting expenses	21,608	12,397	35,128	20,733
Provision for doubtful reinsurance receivables	—	875	—	1,750
Other operating expenses (income)	490	(77)	1,004	367
Interest expense	1,394	9	2,709	12

Income before income taxes	7,401	14,115	13,471	22,134
Income tax (benefit) expense	(668)	3,628	(1,437)	5,012

Net income before equity in net income of partnerships	8,069	10,487	14,908	17,122
Equity in net income of partnerships	38	1,074	617	1,487

Net income	$8,107	$11,561	$15,525	$18,609

Per share data:
Net income:
Basic	$0.29	$115,610	$0.55	$186,090

Diluted	$0.28	$115,610	$0.54	$186,090

Weighted-average number of shares outstanding:
Basic	28,257,184	100	28,238,564	100

Diluted	28,823,086	100	28,854,740	100

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Comprehensive Income
 (Dollars in thousands)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$8,107	$11,561	$15,525	$18,609

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(11,544)	(867)	(5,768)	(825)
Less:
Reclassification adjustment for gains (losses) included in net income	464	(7,189)	173	(7,914)

Other comprehensive income (loss), before tax	(12,008)	6,322	(5,941)	7,089
Income tax expense (benefit) related to items of other comprehensive income	(4,084)	2,215	(2,359)	2,483

Other comprehensive income (loss), net of tax	(7,924)	4,107	(3,582)	4,606

Comprehensive income, net of tax	$183	$15,668	$11,943	$23,215

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Changes in Shareholders’ Equity
 (Dollars in thousands)

	(Unaudited)	Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Six Months Ended	through	through
	June 30, 2004	December 31, 2003	September 5, 2003
Common shares:
Number at beginning of period	27,793,003	10,000,000	100
Class A common shares issued in acquisition	—	2,500,000	—
Class A common shares issued under stock purchase plan	—	245,208	—
Class A common shares issued in IPO	462,500	10,750,000
Class A common shares issued in redemption of Series A preferred shares	—	1,610,295	—
Class A common shares issued to directors	3,681	—	—
Class B common shares issued in exchange for Series A preferred shares	—	2,687,500	—

Number at end of period	28,259,184	27,793,003	100

Common shares:
Balance at beginning of period	$3	$1	$—
Class A common shares issued in IPO	—	2	—

Balance at end of period	$3	$3	$—

Preferred shares:			—
Number at beginning of period	—	14,000,000	—
Preferred shares issued in acquisition	—	3,500,000	—
Preferred shares redeemed	—	(15,000,000)	—
Preferred shares exchanged for Class B common shares	—	(2,500,000)	—

Number at end of period	—	—	—

Preferred shares:
Balance at beginning of period	$—	$2	$—
Preferred shares redeemed	—	(2)	—
Preferred shares exchanged for Class B common shares	—	—	—

Balance at end of period	$—	$—	$—

Additional paid-in capital:
Balance at beginning of period	$347,487	$239,997	$81,186
Preferred share dividends	—	29,250	—
Preferred shares redeemed	—	(149,998)	—
Contributed capital from preferred shares	—	35,000	—
Contributed capital from common shares	7,312	193,238	5,638
Other	1,503	—	—

Balance at end of period	$356,302	$347,487	$86,824

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$10,031	$—	$7,329
Other comprehensive income (loss)	(3,582)	10,031	(1,962)

Balance at end of period	$6,449	$10,031	$5,367

Retained earnings:
Balance at beginning of period	$23,271	$—	$180,122
Net income	15,525	52,521	24,604
Preferred share dividends	—	(29,250)	—

Balance at end of period	$38,796	$23,271	$204,726

Total shareholders’ equity	$401,550	$380,792	$296,917

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$15,525	$18,609
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Amortization of debt issuance costs	90	—
Restricted stock expense	242	—
Deferred federal income taxes	(1,448)	(1,188)
Amortization of bond premium and discount, net	1,499	1,181
Net realized investment gains	(393)	2,453
Equity in income of partnerships	(617)	(1,487)
Unrealized loss on trading securities	—	(5,568)
Provision for doubtful reinsurance receivables	—	1,750
Proceeds from sale or maturity of trading securities	—	6,825
Purchase of trading securities	—	(8,197)
Changes in:
Agents’ balances	14,859	(11,709)
Reinsurance receivables	63,820	(110,431)
Unpaid losses and loss adjustment expenses	(63,824)	129,306
Unearned premiums	(22,584)	(31,455)
Ceded balances payable	(32,880)	10,408
Other liabilities	(8,877)	(32,992)
Amounts held for the account of others	(3,433)	1,068
Contingent commissions	(824)	1,435
Federal income tax receivable	(1,088)	10,364
Prepaid reinsurance premiums	44,564	36,519
Deferred acquisition costs, net	(11,573)	(1,807)
Payable for securities	—	(3,888)
Other - net	(1,908)	340

Net cash (used for) provided by operating activities	(8,850)	11,536

Cash flows from investing activities:
Proceeds from sale of bonds and stocks	385,792	63,772
Proceeds from maturity of bonds	3,200	2,500
Proceeds from sale of other invested assets	587	4,973
Purchase of bonds and stocks	(443,484)	(82,932)
Proceeds from sale or repayment of mortgages	—	8
Proceeds from sale of mortgage	—	1,166
Purchase of other invested assets	(989)	(2,256)

Net cash (used for) provided by investing activities	(54,894)	(12,769)

Cash flows from financing activities:
Borrowing under credit facility	—	4,650
Repayments of credit facility	—	(4,650)
Net proceeds from IPO of common shares	7,312	—

Net cash provided by financing activities	7,312	—

Net change in cash and cash equivalents	(56,432)	(1,233)
Cash and cash equivalents at beginning of period	214,796	72,942

Cash and cash equivalents at end of period	$158,364	$71,709

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of United National Group, Ltd. and its direct and indirect wholly-owned subsidiaries (“United National Group” or the “Company”): Wind River Insurance Company (Barbados) Ltd. (“U.N. Barbados”), Wind River Insurance Company, Ltd. (“U.N. Bermuda”), U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc. (“AIS”), American Insurance Adjustment Agency, Inc. (“AIAA”), International Underwriters, Inc. (“IUI”), Unity Risk Partners Insurance Services, Inc. (“URP”), United National Insurance Company (“UNIC”), Diamond State Insurance Company (“Diamond State”), United National Specialty Insurance Company (“United National Specialty”), United National Casualty Insurance Company (“United National Casualty”) and J.H. Ferguson & Associates, LLC (“J.H. Ferguson”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The consolidated financial statements as of June 30, 2004 and for the quarter and six months ended June 30, 2004 and 2003 are unaudited, but in the opinion of management have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the quarter and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results of a full year. The accompanying notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation.

(2) Investments

Assets of $411.0 million and $294.7 million as of June 30, 2004 and December 2003, respectively, were on deposit or subject to trusts to meet statutory and other regulatory requirements enacted by states or stipulated by the insurance departments. Assets on deposit or subject to trusts included cash of $54.9 million and $1.9 million and bonds with estimated fair values of $356.1 million and $292.8 million as of June 30, 2004 and December 31, 2003, respectively. In addition, bonds with an estimated fair market value of $5.4 million at June 30, 2004 and December 31, 2003 were held in a trust fund to meet the regulatory requirements of U.N. Bermuda.

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

The Company’s investments are regularly evaluated to determine if declines in market value below cost are other than temporary. If market value declines are determined to be other than temporary, the security’s cost basis is adjusted to the market value of the security, with the loss recognized in the current period. During the quarter and six months ended June 30, 2003, the Company recorded other than temporary impairment losses of $1.9 million on its bond portfolio and $0.7 million on its investments in limited partnerships. There were no realized losses recorded for the quarter and six months ended June 30, 2004 as a result of the Company’s other than temporary impairment evaluation.

(3) Reinsurance

The Company cedes insurance to unrelated insurers in the ordinary course of business to limit its net loss exposure. In addition, there are excess of loss contracts that protect against losses over stipulated amounts. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.

As of June 30, 2004, the Company had total reinsurance receivables of $1,699.2 million, including $62.0 million of reinsurance receivables related to paid losses. The carrying value of the receivables is net of a $32.6 million reduction, which is equal to an estimate of potentially uncollectible reinsurance receivables. The Company’s estimate of potentially uncollectible receivables, which was $49.1 million at the date of the Acquisition, has been reduced to $32.6 million as of June 30, 2004 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003. As of December 31, 2003, the Company had net reinsurance receivables of $1,763.0 million, net of a $33.7 million reduction related to potentially uncollectible receivables.

The U.S. Insurance Subsidiaries have entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. This reinsurance arrangement stipulates that 60% of the Company’s net retained insurance liability on new and renewal business bound January 1, 2004 and later be ceded to the Company’s Non-U.S. Operations. The agreement also stipulates that 60% of the December 31, 2003 unearned premium be ceded to the Company’s Non-U.S. Operations.

(4) Federal Income Taxes

The following table summarizes the differences between the effective tax rate for financial statement purposes and the U.S. federal statutory rate:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	June 30, 2004		June 30, 2003
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income
Expected tax expense at the U. S. statutory rate	$2,590	35.0%	$4,940	35.0%
Adjustments:
Tax exempt interest	(1,123)	(15.2)	(1,296)	(9.2)
Foreign income not expected to be taxed in the U.S.	(2,347)	(31.7)	—	—
Dividend exclusion	(31)	(0.4)	(34)	(0.2)
Other	243	3.3	18	0.1

Actual tax expense (benefit)	$(668)	(9.0)%	$3,628	25.7%

	Successor		Predecessor
	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income
Expected tax expense at the U. S. statutory rate	$4,715	35.0%	$7,747	35.0%
Adjustments:
Tax exempt interest	(2,338)	(17.4)	(2,676)	(12.1)
Foreign income not expected to be taxed in the U.S.	(4,065)	(30.2)	—	—
Dividend exclusion	(68)	(0.5)	(71)	(0.3)
Other	319	2.4	12	—

Actual tax expense (benefit)	$(1,437)	(10.7)%	$5,012	22.6%

The Company has managed its business in a manner designed to reduce the risk that U.N. Barbados will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. On July 14, 2004 a protocol was signed by the U.S. Treasury Secretary and the Barbados Minister of Industry and International Business to amend the U.S. — Barbados Convention for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income Signed on December 31, 1984, as amended. The treaty amendment is subject to ratification by the U.S. and Barbados governments. Provisions of the proposed amended treaty would be effective the first day of the second month following ratification with respect to tax withheld by the payor on amounts of interest not subject to a portfolio exemption and on dividends or royalties paid or credited, and would be effective for taxable years beginning on or after the first day of January following ratification for other taxes. Under the protocol, U.N. Barbados’ investment income on an intercompany note payable to U.N. Barbados on or after the effective dates of the amendment would be subject to U.S. withholding tax of 30 percent, an increase from the existing rate of 5 percent. The investment income subject to this tax was $2.9 million and $5.8 million for the quarter and six months ended June 30, 2004, respectively. The Company believes that it has identified alternatives that will mitigate the impact of the protocol. The Company intends to implement a plan before year-end 2004 that will eliminate the effect of the protocol on the Company’s overall effective tax rate.

(5) Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is necessarily a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at June 30, 2004, the related adjustments could have a material impact on the Company’s results of operations.

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

On January 22, 2004, Diamond State elected to enter into a settlement with Bank of America, N.A. and Platinum Indemnity Limited relative to litigation pending in the United States District Court for the Southern District of New York. Under the terms of the settlement, Diamond State paid $17.8 million to Bank of America and provided other non-financial consideration to Bank of America and Platinum in exchange for a full and final release by Bank of America and Platinum, and other consideration, relative to their claims of approximately $29.0 million, plus interest in excess of $10.0 million and fees and costs, related to “facultative reinsurance policies” issued by Worldwide Weather Insurance Agency, and its principal Harold Mollin, purportedly on behalf of Diamond State.

As a result of the settlement, Diamond State is proceeding with an arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In that connection, Diamond State holds a letter of credit dated March 31, 2004 from Partner Reinsurance Company, Ltd. in the amount of $17.8 million. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. Discovery is pending in advance of the scheduled November 2004 arbitration.

On July 11, 2003, UNIC was named a defendant in a lawsuit filed in the Superior Court of Fulton County, Georgia, by Gulf Underwriters Insurance Company (“Gulf”) seeking rescission of a facultative reinsurance certificate issued by Gulf to UNIC with regard to an individual insurance policy written by UNIC and ceded to Gulf. The facultative reinsurance certificate provided 100% reinsurance to UNIC for loss and loss adjustment expenses paid under the insurance policy. The lawsuit followed UNIC’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that was paid under that insurance policy. The rescission claim is based on allegations of breach of contract; misrepresentation; non-disclosure and breach of duty of good faith; and fraud. The complaint also seeks attorneys’ fees and costs. UNIC denies the allegations in the complaint and has filed a counterclaim seeking payment of the amount of losses and loss adjustment expenses paid under the insurance policy plus statutory damages of $1.6 million as a result of late payment. A trial date has not been set for this litigation. A voluntary mediation held in June 2004 was unsuccessful. Discovery proceedings have resumed, although settlement opportunities continue to be explored.

Management believes that the ultimate outcome of all litigation, arbitration, reinsurance recoverable and coverage claim matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial condition.

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

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$8,107	$11,561	$15,525	$18,609

Weighted average common shares outstanding	28,257,184	100	28,238,564	100

Basic net income per share	$0.29	$115,610	$0.55	$186,090

Weighted average common shares outstanding	28,257,184	100	28,238,564	100
Weighted average common share equivalents outstanding	565,902	—	616,176	—

Weighted average common shares and equivalents outstanding	28,823,086	100	28,854,740	100

Diluted net income per share	$0.28	$115,610	$0.54	$186,090

(9) Segment Information

The Company’s operations are classified into two reportable business segments that are organized around its two underwriting divisions: excess and surplus (“E&S”) lines and specialty admitted. The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management evaluates a segment’s performance based upon premium production and the associated losses and loss adjustment expense experience. Investments and investment performance, acquisition costs and other underwriting expenses, including commissions, premium taxes and other acquisition costs, and other operating expenses are managed at a corporate level and are included in the “Corporate” segment.

Gross premiums written by product class are as follows:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Specific specialty	$23,044	$55,908	$58,909	$144,625
Umbrella and excess	7,935	39,371	20,566	107,326
Property and general liability	41,639	36,197	85,556	67,982
Non-medical professional liability	15,520	17,017	41,045	43,020

	$88,138	$148,493	$206,076	$362,953

The gross premiums written information is not segregated by business segment because product lines cross segments.

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Successor
Quarter Ended June 30, 2004:	E&S
(Dollars in thousands)	Lines	Specialty Admitted	Corporate	Total
Revenues:
Gross premiums written	$54,504	$33,634	$—	$88,138

Net premiums written	$40,161	$28,022	$—	$68,183

Net premiums earned	$34,224	$25,172	$—	$59,396
Net investment income	—	—	4,417	4,417
Net realized investment gains	—	—	463	463

Total revenues	34,224	25,172	4,880	64,276
Losses and Expenses:
Net losses and loss adjustment expenses	19,019	14,364	—	33,383
Acquisition costs and other underwriting expenses	—	—	21,608	21,608
Other operating expenses	—	—	490	490
Interest expense	—	—	1,394	1,394

Income (loss) before income taxes	15,205	10,808	(18,612)	7,401
Income tax benefit	—	—	(668)	(668)

Net income (loss) before equity in net income of partnerships	15,205	10,808	(17,944)	8,069
Equity in net income of partnerships	—	—	38	38

Net income (loss)	$15,205	$10,808	$(17,906)	$8,107

Predecessor
Quarter Ended June 30, 2003:	E&S
(Dollars in thousands)	Lines	Specialty Admitted	Corporate	Total
Revenues:
Gross premiums written	$105,424	$43,069	$—	$148,493

Net premiums written	$26,634	$19,191	$—	$45,825

Net premiums earned	$28,380	$19,404	$—	$47,784
Net investment income	—	—	4,045	4,045
Net realized investment gains	—	—	4,505	4,505

Total revenues	28,380	19,404	8,550	56,334
Losses and Expenses:
Net losses and loss adjustment expenses	17,759	11,256	—	29,015
Acquisition costs and other underwriting expenses	—	—	12,397	12,397
Provision for doubtful reinsurance receivables	—	—	875	875
Other operating income	—	—	(77)	(77)
Interest expense	—	—	9	9

Income (loss) before income taxes	10,621	8,148	(4,654)	14,115
Income tax expense	—	—	3,628	3,628

Net income (loss) before equity in net income of partnerships	10,621	8,148	(8,282)	10,487
Equity in net income of partnerships	—	—	1,074	1,074

Net income (loss)	$10,621	$8,148	$(7,208)	$11,561

Successor
Six Months Ended June 30, 2004:	E&S
(Dollars in thousands)	Lines	Specialty Admitted	Corporate	Total
Revenues:
Gross premiums written	$137,751	$68,325	$—	$206,076

Net premiums written	$74,915	$51,885	$—	$126,800

Net premiums earned	$60,863	$43,955	$—	$104,818
Net investment income	—	—	8,627	8,627
Net realized investment gains	—	—	393	393

Total revenues	60,863	43,955	9,020	113,838
Losses and Expenses:
Net losses and loss adjustment expenses	35,454	26,072	—	61,526
Acquisition costs and other underwriting expenses	—	—	35,128	35,128
Other operating expenses	—	—	1,004	1,004
Interest expense	—	—	2,709	2,709

Income (loss) before income taxes	25,409	17,883	(29,821)	13,471
Income tax benefit	—	—	(1,437)	(1,437)

Net income (loss) before equity in net income of partnerships	25,409	17,883	(28,384)	14,908
Equity in net income of partnerships	—	—	617	617

Net income (loss)	$25,409	$17,883	$(27,767)	$15,525

Total assets			$2,735,836	$2,735,836

Successor
Six Months Ended June 30, 2003:	E&S
(Dollars in thousands)	Lines	Specialty Admitted	Corporate	Total
Revenues:
Gross premiums written	$241,952	$121,001	$—	$362,953

Net premiums written	$57,493	$41,968	$—	$99,461

Net premiums earned	$56,240	$38,157	$—	$94,397
Net investment income	—	—	9,329	9,329
Net realized investment gains	—	—	3,116	3,116

Total revenues	56,240	38,157	12,445	106,842
Losses and Expenses:
Net losses and loss adjustment expenses	38,007	23,839	—	61,846
Acquisition costs and other underwriting expenses	—	—	20,733	20,733
Provision for doubtful reinsurance receivables	—	—	1,750	1,750
Other operating expenses	—	—	367	367
Interest expense	—	—	12	12

Income (loss) before income taxes	18,233	14,318	(10,417)	22,134
Income tax expense	—	—	5,012	5,012

Net income (loss) before equity in net income of partnerships	18,233	14,318	(15,429)	17,122
Equity in net income of partnerships	—	—	1,487	1,487

Net income (loss)	$18,233	$14,318	$(13,942)	$18,609

Total assets			$2,782,655	$2,782,655

(10)	Supplemental Cash Flow Information

Taxes and Interest Paid

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Federal income taxes paid (received)	$1,750	$4,017	$1,116	$(4,166)
Interest paid	393	—	793	—

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

Overview

We acquired all of the outstanding common stock of Wind River Investment Corporation and its subsidiaries (“Wind River” or the “Predecessor”) on September 5, 2003 (the “Acquisition”). As a result of the Acquisition, the capital structure and basis of accounting of United National Group differ from those of Wind River prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition (“Predecessor” period) may not be comparable to data for periods subsequent to the Acquisition (“Successor” period).

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

We distribute the insurance products of our U.S. Operations through our wholly-owned subsidiary, J.H. Ferguson, as well as through a group of 56 professional general agencies that have limited quoting and binding authority.

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

During the six months ended June 30, 2004, we realized additional insurance policy rate increases at levels less than those levels realized during the six months ended June 30, 2003. These increases have resulted primarily from a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies.

Critical Accounting Policies and Estimates

Investments

Fair values

The carrying amount for our investments approximates their estimated fair value. We measure the fair value of investments in our fixed income and equity portfolios based upon quoted market prices. We also hold other invested assets, including investments in several limited partnerships, which were valued at $49.2 million as of June 30, 2004. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of June 30, 2004, our other invested assets portfolio included $19.1 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

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

In connection with the Acquisition, all of the Predecessor’s investments at September 5, 2003 were adjusted to their fair value on that date and the fair value of all investments on September 5, 2003 became the book value prospectively for us. As a result, at June 30, 2004, we had no securities which had been continuously in an unrealized loss position for greater than a year.

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

As of June 30, 2004, we had total reinsurance receivables of $1,699.2 million. The carrying value of these reinsurance receivables is net of a $32.6 million reduction, which is equal to our estimate of potentially uncollectible reinsurance receivables. Our estimate of potentially uncollectible reinsurance receivables, which was $49.1 million at the date of the Acquisition, has been reduced to $32.6 million as of June 30, 2004 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003. As of December 31, 2003, the Company had net reinsurance receivables of $1,763.0 million, net of a $33.7 million reduction related to potentially uncollectible receivables.

As of June 30, 2004, the amount of collateral securing individual reinsurance receivables held by us aggregated $733.5 million, resulting in reinsurance receivables net of collateral of $965.7 million.

As of June 30, 2004, we also had total prepaid reinsurance premiums of $75.7 million, which were carried at $73.4 million. The carrying value of these prepaid reinsurance premiums is net of a $2.3 million fair value adjustment recorded in connection with the Acquisition. At the time of the Acquisition, gross and net unearned premium reserves were adjusted by discounting the unearned premium reserves and applying a risk margin to those reserves.

Gross premiums written were $88.1 million and $206.1 million for the quarter and six months ended June 30, 2004, respectively, compared with $148.5 million and $363.0 million for the quarter and six months ended June 30, 2003, respectively. Net premiums written were $68.2 million and $126.8 million for the quarter and six months ended June 30, 2004, respectively, compared with $45.8 million and $99.5 million for the quarter and six months ended June 30, 2003, respectively. Net premiums written grew as a result of increasing rates combined with increased retentions across our core book of business as a result of purchasing less reinsurance. In addition, we have recently converted select quota share reinsurance arrangements to excess of loss reinsurance arrangements. Gross premiums written were lower as a result of exiting from heavily reinsured products.

The U.S. Insurance Subsidiaries have entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. This reinsurance arrangement stipulates that 60% of our net retained insurance liability on new and renewal business bound January 1, 2004 and later be ceded to our Non-U.S. Operations. This agreement also stipulates that 60% of the December 31, 2003 unearned premium be ceded to our Non-U.S. Operations.

Income Tax

We have managed our business in a manner designed to reduce the risk that U.N. Barbados will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. On July 14, 2004 a protocol was signed by the U.S. Treasury Secretary and the Barbados Minister of Industry and International Business to amend the U.S. — Barbados Convention for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income Signed on December 31, 1984, as amended. The treaty amendment is subject to ratification by the U.S. and Barbados governments. Provisions of the proposed amended treaty would be effective the first day of the second month following ratification with respect to tax withheld by the payor on amounts of interest not subject to a portfolio exemption and on dividends or royalties paid or credited, and would be effective for taxable years beginning on or after the first day of January following ratification for other taxes. Under the protocol, U.N. Barbardos’ investment income on an intercompany note payable to U.N. Barbados on or after the effective dates of the amendment would be subject to U.S. withholding tax of 30 percent, an increase from the existing rate of 5 percent. The investment income subject to this tax was $2.9 million and $5.8 million for the quarter and six months ended June 30, 2004, respectively. We believe that we have identified alternatives that will mitigate the impact of the protocol. We intend to implement a plan before year-end 2004 that will eliminate the effect of the protocol on our overall effective tax rate.

Stock Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” which establishes a fair value-based method of accounting for stock-based compensation plans.

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

We evaluate segment performance based on gross and net premiums written, net premiums earned and net losses and loss adjustment expenses. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	For the Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Gross premiums written:
E&S	$137,751	$241,952
Specialty admitted	68,325	121,001

Gross premiums written	$206,076	$362,953

Net premiums written:
E&S	$74,915	$57,493
Specialty admitted	51,885	41,968

Net premiums written	$126,800	$99,461

Net premiums earned:
E&S	$60,863	$56,240
Specialty admitted	43,955	38,157

Net premiums earned	$104,818	$94,397

Net losses and loss adjustment expenses:
E&S	$35,454	$38,007
Specialty admitted	26,072	23,839

Net losses and loss adjustment expenses	$61,526	$61,846

Net losses and loss adjustment expense ratio:
E&S	58.3%	67.6%
Specialty admitted	59.3%	62.5%

Net losses and loss adjustment expense ratio	58.7%	65.5%

	For the Quarter Ended June 30,
(Dollars in thousands)	2004	2003
Gross premiums written:
E&S	$54,504	$105,424
Specialty admitted	33,634	43,069

Gross premiums written	$88,138	$148,493

Net premiums written:
E&S	$40,161	$26,634
Specialty admitted	28,022	19,191

Net premiums written	$68,183	$45,825

Net premiums earned:
E&S	$34,224	$28,380
Specialty admitted	25,172	19,404

Net premiums earned	$59,396	$47,784

Net losses and loss adjustment expenses:
E&S	$19,019	$17,759
Specialty admitted	14,364	11,256

Net losses and loss adjustment expenses	$33,383	$29,015

Net losses and loss adjustment expense ratio:
E&S	55.6%	62.6%
Specialty admitted	57.1%	58.0%

Net losses and loss adjustment expense ratio	56.2%	60.7%

Results of Operations

Six Months ended June 30, 2004 Compared with the Six Months ended June 30, 2003

The results of operations for the six months ended June 30, 2004 reflect the financial performance of United National Group. The results of operations for the six months ended June 30, 2003 reflects the performance of the Predecessor, Wind River Investment Corporation.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $206.1 million for the six months ended June 30, 2004, compared with $363.0 million for the six months ended June 30, 2003, a decrease of $156.9 million or 43.2%. The decrease primarily resulted from the termination of 17 products within our four product classes during 2003 and 13 products within our four product classes during 2002. Gross premiums written relative to those terminated products were $18.6 million for the six months ended June 30, 2004, compared with $130.6 million for the six months ended June 30, 2003. In addition, gross premiums written decreased $52.3 million relative to our umbrella and excess product class, exclusive of the terminated products. A further breakdown of gross premiums written is as follows:

•	E&S gross premiums written were $137.8 million for the six months ended June 30, 2004, compared with $242.0 million for the six months ended June 30, 2003, a decrease of $104.2 million or 43.1%. This decrease primarily resulted from the termination of 12 products within our four product classes during 2003 and 11 products within our four product classes during 2002, combined with a reduction in gross premiums written of $25.6 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by renewal rate increases of approximately 13% (as measured against expiring rates) on other products. E&S gross premiums written relative to the terminated products were $12.7 million for the six months ended June 30, 2004, compared with $88.2 million for the six months ended June 30, 2003.

•	Specialty admitted gross premiums written were $68.3 million for the six months ended June 30, 2004, compared with $121.0 million for the six months ended June 30, 2003, a decrease of $52.7 million or 43.6%. The decrease in specialty admitted gross premiums written was primarily the result of the termination of 5 products during 2003 and 2 products during 2002, combined with a reduction in gross premiums written of $26.7 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by renewal rate increases of approximately 10% on other products. Specialty admitted gross premiums written relative to the terminated products were $5.9 million for the six months ended June 30, 2004, compared with $42.4 million for the six months ended June 30, 2003.

Net premiums written, which equal gross premiums written less ceded premiums written, were $126.8 million for the six months ended June 30, 2004, compared with $99.5 million for the six months ended June 30, 2003, an increase of $27.3 million or 27.4%. The ratio of net premiums written to gross premiums written increased to 61.5% for the six months ended June 30, 2004, from 27.4% for the six months ended June 30, 2003. Net premiums written relative to terminated products were $1.6 million for the six months ended June 30, 2004 compared with $13.7 million for the six months ended June 30, 2003. A further breakdown of net premiums written is as follows:

•	E&S net premiums written were $74.9 million for the six months ended June 30, 2004, compared with $57.5 million for the six months ended June 30, 2003, an increase of $17.4 million or 30.3%. The ratio of net premiums written to gross premiums written was 54.4% for the six months ended June 30, 2004, compared with 23.8% for the six months ended June 30, 2003. The increase in net premiums written was largely due to increasing our retention relative to individual products and due to rate increases of approximately 14%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to the terminated products were $0.7 million for the six months ended June 30, 2004, compared with $7.5 million for the six months ended June 30, 2003.

•	Specialty admitted net premiums written were $51.9 million for the six months ended June 30, 2004, compared with $42.0 million for the six months ended June 30, 2003, an increase of $9.9 million or 23.6%. The ratio of net premiums written to gross premiums written was 76.0% for the six months ended June 30, 2004, compared with 34.7% for the six months ended June 30, 2003. The increase in net premiums written was largely due to the increases in retentions and due to rate increases of approximately 9%. The increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to terminated products were $0.9 million for the six months ended June 30, 2004, compared with $6.2 million for the six months ended June 30, 2003.

Net premiums earned were $104.8 million for the six months ended June 30, 2004, compared with $94.4 million for the six months ended June 30, 2003, an increase of $10.4 million or 11.0%. A further breakdown of net premiums earned is as follows:

•	E&S net premiums earned were $60.9 million for the six months ended June 30, 2004, compared with $56.2 million for the six months ended June 30, 2003, an increase of $4.7 million or 8.4%. The increase in net premiums earned was primarily due to the impact of the previously mentioned retention increases and rate increases, partially offset by a decrease due to the previously mentioned product terminations.

•	Specialty admitted net premiums earned were $43.9 million for the six months ended June 30, 2004, compared with $38.2 million for six months ended June 30, 2003, an increase of $5.8 million or 15.2%. Net premiums earned increased primarily due to the impact of the previously mentioned retention increases and rate increases, partially offset by a decrease due to the impact of the previously mentioned product terminations.

Net Investment Income

Gross investment income, excluding realized gains and losses, was $10.4 million for the six months ended June 30, 2004, compared with $11.5 million for the six months ended June 30, 2003, a decrease of $1.1 million or 9.6%. The decrease in investment income is due to several factors. As a result of the revaluation of our investment portfolio in connection with the Acquisition, amortization of premiums on bonds reduced gross investment income by $0.6 million for the six months ended June 30, 2004. Although the value of cash and invested assets was $204.5 million higher at June 30, 2004 compared to June 30, 2003, our average bond portfolio, net of securities that are short-term in nature, was only $4.6 million greater for the six months ended June 30, 2004 compared to the corresponding period in 2003. Finally, while there was an increase in cash and short-term investments, this was mitigated by a general decline in short-term interest rates.

The average duration of our fixed income investments, excluding securities that are short-term in nature, approximated 4.0 years as of June 30, 2004, compared with 4.2 years as of December 31, 2003. Our book yield on our fixed income investments was 3.2% for the six months ended June 30, 2004, compared with 4.1% for the six months ended June 30, 2003.

Investment expenses were $1.8 million for the six months ended June 30, 2004, compared with $2.2 million for the six months ended June 30, 2003, a decrease of $0.4 million or 18.2%.

Net Realized Investment Gains (Losses)

Net realized investment gains were $0.4 million for the six months ended June 30, 2004, compared with net realized investment gains of $3.1 million for the six months ended June 30, 2003. The net realized investment gains for the current period consists of net gains of $0.4 million relative to our equity portfolio, net gains of $0.2 million relative to the market value of options, net losses of $0.1 million relative to our fixed income investments, and net losses of $0.1 million relative to our convertible bond and equity portfolios. The net realized investment gains for the six months ended June 30, 2003 consisted of net gains of $2.8 million relative to our equity portfolio, net gains of $1.3 million relative to our convertible bond and equity portfolios, net losses of $0.8 million relative to our fixed income investments, and net losses of $0.2 million relative to other invested assets.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $61.5 million for the six months ended June 30, 2004, compared with $61.8 million for the six months ended June 30, 2003, a decrease of $0.3 million or 0.5%. The loss ratio for the six months ended June 30, 2004 was 58.7% compared with 65.5% for the six months ended June 30, 2003. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $35.5 million for the six months ended June 30, 2004, compared with $38.0 million for the six months ended June 30, 2003. The loss ratio was 58.3% for the six months ended June 30, 2004, compared with 67.6% for the six months ended June 30, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

•	Specialty admitted net losses and loss adjustment expenses were $26.1 million for the six months ended June 30, 2004, compared with $23.8 million for the six months ended June 30, 2003. The loss ratio for the six months ended June 30, 2004 was 59.3%, compared with 62.5% for the six months ended June 30, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $35.1 million for the six months ended June 30, 2004, compared with $20.7 million for the six months ended June 30, 2003, an increase of $14.4 million or 69.6%. This increase can be attributed to a $10.9 million increase in acquisition costs and a $3.5 million increase in other underwriting expenses. A further analysis of acquisition costs and other underwriting expenses is as follows:

•	The $10.9 million increase in acquisition costs was primarily the result of a reduction in ceding commissions of $53.6 million partially offset by a decrease in direct commission expense of $31.0 million. Contingent commission expense decreased $2.0 million and the deferral of acquisition costs increased by $9.7 million. The reduction in ceding commission income was a result of a decrease in ceded premiums written resulting from an increase in our level of retention and reduction in heavily reinsured business. The reduction in direct commission was consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit margins nonetheless increased based upon an improvement in our loss experience.

•	The $3.5 million increase in other underwriting expenses was primarily due to a $3.1 million increase in professional services, which includes a $1.5 million increase in legal expenses and a $0.8 million increase in insurance expenses.

Provision for Doubtful Reinsurance Receivables

We recorded no charge for an allowance for doubtful reinsurance receivables for the six months ended June 30, 2004 as compared to a $1.8 million charge for the six months ended June 30, 2003.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 33.5% for the six months ended June 30, 2004, compared with 23.8% for the six months ended June 30, 2003. The expense ratio for the six months ended June 30, 2004 was principally impacted by the changes to commissions and other underwriting expenses described above. Part of our strategy is to continue to retain a higher percentage of our premiums, and increase our underwriting profit through improved loss experience. To the extent that we are able to accomplish a higher retention percentage, we expect this increase in expense ratio to be more than offset by a decrease in our loss ratio.

Our combined ratio was 92.2% for the six months ended June 30, 2004, compared with 89.3% for the six months ended June 30, 2003. This increase in the combined ratio was primarily due to 1.9% of purchase accounting adjustments during the six months ended June 30, 2004, and a reduction in the amount of ceding commission income, net of direct commission, related to terminated products, partially offset by an improvement in the loss ratio as described above.

Other Operating Expenses

Other operating expenses were $1.0 million for the six months ended June 30, 2004, compared with $0.4 million for the six months ended June 30, 2003, an increase of $0.6 million.

Income Tax (Benefit) Expense

Income tax benefit was $1.4 million for the six months ended June 30, 2004, compared with $5.0 million of tax expense for the six months ended June 30, 2003. Our effective tax benefit for the six months ended June 30, 2004 was 10.7%, compared with an effective tax rate of 22.6% for the six months ended June 30, 2003. The effective rates differed from the 35.0% U.S. statutory rate due in part to investment in tax-exempt securities and foreign income not expected to be taxed in the U.S. An alternative minimum tax credit carryover of $8.3 million is available for 2004 and future years and does not expire. We are limited by Internal Revenue Code sections 382 and 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Acquisition. The section 382 limitation is an amount equal to the value of the purchase price of the Acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Acquisition is $8.3 million per year.

Equity in Net Earnings of Partnerships

Equity in net earnings of partnerships was $0.6 million for the six months ended June 30, 2004, compared with $1.5 million for the six months ended June 30, 2003, a decrease of $0.9 million or 60.6%. The decrease is primarily attributable to the performance of a limited partnership investment which invests mainly in convertible bonds and equities.

Net Income and Net Operating Income

The factors described above resulted in net income of $15.5 million for the six months ended June 30, 2004, compared with $18.6 million for the six months ended June 30, 2003, a decrease of $3.1 million or 16.7%. Net operating income was $15.2 million for the six months ended June 30, 2004, compared with $16.6 million for the six months ended June 30, 2003. Net operating income for the six months ended June 30, 2004 is equal to the six months ended June 30, 2004 net income less $0.3 million of after-tax realized investment gains. Net operating income for the six months ended June 30, 2003 is equal to the six months ended June 30, 2003 net income less $2.0 million of after-tax realized investment gains.

The Quarter ended June 30, 2004 Compared with the Quarter ended June 30, 2003

The results of operations for the quarter ended June 30, 2004 reflect the financial performance of United National Group. The results of operations for the quarter ended June 30, 2003 reflects the performance of the Predecessor, Wind River Investment Corporation.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $88.1 million for the quarter ended June 30, 2004, compared with $148.5 million for the quarter ended June 30, 2003, a decrease of $60.4 million or 40.7%. The decrease primarily resulted from the termination of 17 products within our four product classes during 2003 and 13 products within our four product classes during 2002. Gross premiums written relative to those terminated products were $5.4 million for the quarter ended June 30, 2004, compared with $61.9 million for the quarter ended June 30, 2003. In addition, gross premiums written decreased $17.7 million relative to our umbrella and excess product class, exclusive of the terminated products. A further breakdown of gross premiums written is as follows:

•	E&S gross premiums written were $54.5 million for the quarter ended June 30, 2004, compared with $105.4 million for the quarter ended June 30, 2003, a decrease of $50.9 million or 48.3%. This decrease primarily resulted from the termination of 12 products within our four product classes during 2003 and 11 products within our four product classes during 2002, combined with a reduction in gross premiums written of $11.6 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by renewal rate increases of approximately 11% (as measured against expiring rates) on other products. E&S gross premiums written relative to the terminated products were $0.9 million for the quarter ended June 30, 2004, compared with $41.5 million for the quarter ended June 30, 2003.

•	Specialty admitted gross premiums written were $33.6 million for the quarter ended June 30, 2004, compared with $43.1 million for the quarter ended June 30, 2003, a decrease of $9.4 million or 21.9%. The decrease in specialty admitted gross premiums written was primarily the result of the termination of 5 products during 2003 and 2 products during 2002, combined with a reduction in gross premiums written of $6.1 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by renewal rate increases of approximately 7% on other products. Specialty admitted gross premiums written relative to the terminated products were $4.5 million for the quarter ended June 30, 2004, compared with $20.4 million for the quarter ended June 30, 2003.

Net premiums written, which equal gross premiums written less ceded premiums written, were $68.2 million for the quarter ended June 30, 2004, compared with $45.8 million for the quarter ended June 30, 2003, an increase of $22.4 million or 48.9%. The ratio of net premiums written to gross premiums written increased to 77.4% for the quarter ended June 30, 2004, from 30.8% for the quarter ended June 30, 2003. A further breakdown of net premiums written is as follows:

•	E&S net premiums written were $40.2 million for the quarter ended June 30, 2004, compared with $26.6 million for the quarter ended June 30, 2003, an increase of $13.5 million or 50.8%. The ratio of net premiums written to gross premiums written was 73.7% for the quarter ended June 30, 2004, compared with 25.3% for the quarter ended June 30, 2003. The increase in net premiums written was largely due to increasing our retention relative to individual products and due to rate increases of approximately 12%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to the terminated products were $(0.2) million for the quarter ended June 30, 2004, compared with $2.7 million for the quarter ended June 30, 2003.

•	Specialty admitted net premiums written were $28.0 million for the quarter ended June 30, 2004, compared with $19.2 million for the quarter ended June 30, 2003, an increase of $8.8 million or 46.0%. The ratio of net premiums written to gross premiums written was 83.3% for the quarter ended June 30, 2004, compared with 44.6% for the quarter ended June 30, 2003. The increase in net premiums written was largely due to the increases in retentions and due to rate increases of approximately 6% . The increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to terminated products were $0.6 million for the quarter ended June 30, 2004, compared with $2.3 million for the quarter ended June 30, 2003.

Net premiums earned were $59.4 million for the quarter ended June 30, 2004, compared with $47.8 million for the quarter ended

June 30, 2003, an increase of $11.6 million or 24.3%. A further breakdown of net premiums earned is as follows:

•	E&S net premiums earned were $34.2 million for the quarter ended June 30, 2004, compared with $28.4 million for the quarter ended June 30, 2003, an increase of $5.8 million or 20.6%. The increase in net premiums earned was primarily due to the impact of the previously mentioned retention increases and rate increases, partially offset by a decrease due to the impact of the previously mentioned product terminations.

•	Specialty admitted net premiums earned were $25.2 million for the quarter ended June 30, 2004, compared with $19.4 million for quarter ended June 30, 2003, an increase of $5.8 million or 29.7%. The increase in net premiums earned was primarily due to the impact of the previously mentioned retention increases and rate increases, partially offset by a decrease due to the impact of the previously mentioned product terminations.

Net Investment Income

Gross investment income, excluding realized gains and losses, was $5.3 million for the quarter ended June 30, 2004, compared with $5.2 million for the quarter ended June 30, 2003, an increase of $0.1 million or 1.9%. The increase in investment income is due to several factors. As a result of the revaluation of our investment portfolio in connection with the Acquisition, amortization of premiums on bonds reduced gross investment income by $0.2 million for the quarter ended June 30, 2004. Although the value of cash and invested assets was $204.5 million higher at June 30, 2004 compared to June 30, 2003, our average bond portfolio, net of securities that are short-term in nature, was only $31.6 million greater for the quarter ended June 30, 2004 compared to the corresponding period in 2003. Finally, while there was an increase in cash and short-term investments, this was mitigated by a general decline in short-term interest rates.

The average duration of our fixed income investments, excluding securities that are short-term in nature, approximated 4.0 years as of June 30, 2004, compared with 4.2 years as of December 31, 2003. Our book yield on our fixed income investments was 3.1% for the quarter ended June 30, 2004, compared with 3.7 % for the quarter ended June 30, 2003.

Investment expenses were $0.9 million for the quarter ended June 30, 2004, compared with $1.1 million for the quarter ended June 30, 2003, a decrease of $0.2 million or 18.2%.

Net Realized Investment Gains (Losses)

Net realized investment gains were $0.5 million for the quarter ended June 30, 2004, compared with net realized investment gains of $4.5 million for the quarter ended June 30, 2003. The net realized investment gains for the current period consists of net gains of $0.1 million relative to our equity portfolio, $0.1 million of net losses relative to our fixed income investments, and net gains of $0.5 million relative to the market value of options. The net realized investment gains for the quarter ended June 30, 2003 consisted of net gains of $4.2 million relative to our equity portfolio, net gains of $1.5 million relative to our convertible bond and equity portfolios, net losses of $0.9 million relative to our fixed income investments, and net losses of $0.3 million relative to other invested assets.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $33.4 million for the quarter ended June 30, 2004, compared with $29.0 million for the quarter ended June 30, 2003, an increase of $4.4 million or 15.2%. The loss ratio for the quarter ended June 30, 2004 was 56.2% compared with 60.7% for the quarter ended June 30, 2003. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $19.0 million for the quarter ended June 30, 2004, compared with $17.8 million for the quarter ended June 30, 2003. The loss ratio was 55.6% for the quarter ended June 30, 2004, compared with 62.6% for the quarter ended June 30, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

•	Specialty admitted net losses and loss adjustment expenses were $14.4 million for the quarter ended June 30, 2004, compared with $11.3 million for the quarter ended June 30, 2003. The loss ratio for the quarter ended June 30, 2004 was 57.1%, compared with 58.0% for the quarter ended June 30, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $21.6 million for the quarter ended June 30, 2004, compared with $12.4 million for the quarter ended June 30, 2003, an increase of $9.2 million or 74.2%. This increase can be attributed to a $6.5 million increase in acquisition costs and a $2.7 million increase in other underwriting expenses. A further analysis of acquisition costs and other underwriting expenses is as follows:

•	The $6.5 million increase in acquisition costs was primarily the result of a reduction in ceding commissions earned of $23.0 million partially offset by a decrease in direct commission expense of $11.7 million. Contingent commission expense decreased $0.5 million and the deferral of acquisition costs increased by $4.3 million. The reduction in ceding commission income was a result of a decrease in ceded premiums written resulting from an increase in our level of retention and reduction in heavily reinsured business. The reduction in direct commission was consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit margins nonetheless increased based upon an improvement in our loss experience.

•	The $2.7 million increase in other underwriting expenses was primarily due a $2.2 million increase in professional services, which includes a $1.3 million increase in legal expenses and $0.4 million increase in insurance expenses.

Provision for Doubtful Reinsurance Receivables

We recorded no charge for an allowance for doubtful reinsurance receivables for the quarter ended June 30, 2004 as compared to a $0.9 million charge for the quarter ended June 30, 2003.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 36.4% for the quarter ended June 30, 2004, compared with 27.8% for the quarter ended June 30, 2003. The expense ratio for the quarter ended June 30, 2004 was principally impacted by the changes to commissions and other underwriting expenses described above. Part of our strategy is to continue to retain a higher percentage of our premiums, and increase our underwriting profit through improved loss experience. To the extent that we are able to accomplish a higher retention percentage, we expect this increase in expense ratio to be more than offset by a decrease in our loss ratio.

Our combined ratio was 92.6% for the quarter ended June 30, 2004, compared with 88.5% for the quarter ended June 30, 2003. This increase in the combined ratio was primarily due to 2.9% of purchase accounting adjustments during the quarter ended June 30, 2004, and a reduction in the amount of ceding commission income, net of direct commission, related to terminated products, partially offset by an improvement in the loss ratio as described above.

Other Operating Expenses (Income)

Other operating expenses were $0.5 million for the quarter ended June 30, 2004, compared with $0.1 million of other operating income for the quarter ended June 30, 2003, a change of $0.6 million.

Income Tax (Benefit) Expense

Income tax benefit was $0.7 million for the quarter ended June 30, 2004, compared with $3.6 million of tax expense for the quarter ended June 30, 2003. Our effective tax benefit for the quarter ended June 30, 2004 was 9.0%, compared with an effective tax rate of 25.7% for the quarter ended June 30, 2003. The effective rates differed from the 35.0% U.S. statutory rate due in part to investment in tax-exempt securities and foreign income not expected to be taxed in the U.S. An alternative minimum tax credit carryover of $8.3 million is available for 2004 and future years and does not expire. We are limited by Internal Revenue Code sections 382 and 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Acquisition. The section 382 limitation is an amount equal to the value of the purchase price of the Acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Acquisition is $8.3 million per year.

Equity in Net Earnings of Partnerships

Equity in net earnings of partnerships was $0.0 million for the quarter ended June 30, 2004, compared with $1.1 million for the quarter ended June 30, 2003, a decrease of $1.1 million. The decrease is primarily attributable to the performance of a limited partnership investment which invests mainly in convertible bonds and equities.

Net Income and Net Operating Income

The factors described above resulted in net income of $8.1 million for the quarter ended June 30, 2004, compared with $11.6 million for the quarter ended June 30, 2003, a decrease of $3.5 million or 30.2%. Net operating income was $7.8 million for the quarter ended

June 30, 2004, compared with $8.6 million for the quarter ended June 30, 2003. Net operating income for the quarter ended June 30, 2004 is equal to the quarter ended June 30, 2004 net income less $0.3 million of after-tax realized investment gains. Net operating income for the quarter ended June 30, 2003 is equal to the quarter ended June 30, 2003 net income less $3.0 million of after-tax realized investment gains.

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

Net cash flow (used for) provided by operating activities was ($8.9) million and $14.9 million, respectively, for the six months ended June 30, 2004 and 2003. Cash flow used for operating activities for the six months ended June 30, 2004 was negatively affected by a $32.9 million reduction in ceded balances payable related to our exit from heavily reinsured business and a $17.8 million payment to Bank of America as further discussed in “Legal Proceedings” (Item I of Part II of this report). Cash flow provided by operating activities for the six months ended June 30, 2003 benefited by $18.2 million due to an increase in net loss and loss adjustment expense reserves and benefited by $10.4 million due to an increase in ceded balances payable.

Net cash used for investing activities was $54.9 million and $16.1 million, respectively, for the six months ended June 30, 2004 and 2003. The $38.8 million increase in the cash used for investing activities was caused by efforts to invest high levels of cash and cash equivalents during the six months ended June 30, 2004. Cash and cash equivalents totaled $214.8 million and $72.9 million, respectively, as of December 31, 2003 and 2002. Cash and cash equivalents as of December 31, 2003 exceeded cash and cash equivalents as of December 31, 2002 by $141.9 million. The reasons for high levels of cash and cash equivalents as of December 31, 2003 included the $240.0 million initial capital contribution made by Fox Paine in September 2003, the receipt of $165.6 million of net proceeds from our December 15, 2003 initial public offering and the receipt of $30.0 million due to the issuance of trust preferred securities in September and October 2003, offset by the $100.0 million used to purchase a portion of the common stock of Wind River Investment Corporation owned by the Ball Family trusts and the $150.0 million used in the redemption of our Series A preferred shares.

Net cash provided by financing activities was $7.3 million for the six months ending June 30, 2004, compared with none for the six months ending June 30, 2003. The source of this cash flow during the quarter ending June 30, 2004 was the issuance of 462,500 Class A common shares at a price of $17.00 per share in January 2004, in connection with exercise by the underwriters of the remaining overallotment option related to our initial public offering. Proceeds to United National Group, net of underwriting discounts of $0.5 million, were $7.3 million.

Liquidity

At June 30, 2004, we had $158.4 million of cash and cash equivalents. We believe that our U.S. Insurance Subsidiaries maintain sufficient liquidity to pay claims.

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

There are two intercompany pooling agreements in place. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the U.S. Insurance Subsidiaries cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained is allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool. To cover the required minimum exposure as of June 30, 2004, the trusts were funded to approximately $354.9 million. It is anticipated that the required funding amount will decline in future periods, which would improve the overall liquidity of the domestic insurance group.

The U.S. Insurance Subsidiaries have entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. Under this reinsurance arrangement, 60% of our net retained insurance liability on new and renewal business bound on or after January 1, 2004, is ceded to our Non-U.S. Operations. The agreement also stipulates that 60% of the December 31, 2003 unearned premium be ceded to our Non-U.S. Operations. The impact of this reinsurance arrangement is reflected in our June 30, 2004 financial statements.

Reinsurance premiums ceded by our U.S. Insurance Subsidiaries through April 2004 were paid to U.N. Bermuda and U.N. Barbados. Since U.N. Barbados and U.N. Bermuda are not authorized reinsurers in the United States, the insurance laws and regulations of Pennsylvania, Indiana and Wisconsin require the establishment of reinsurance trusts for the benefit of the U.S. Insurance Subsidiaries. The funding requirement includes the amount of all paid loss and loss adjustment expenses, ceded unearned premium reserves, and unpaid loss and loss adjustment expenses. U.N. Bermuda and U.N. Barbados have each established independent reinsurance trust accounts for the benefit of each U.S. Insurance Subsidiary in the amount of $12.9 million and $43.1 million, respectively. We intend to invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that each of U.N. Bermuda and U.N. Barbados will have sufficient liquidity to pay claims prospectively.

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

Investments made by our Non-U.S. Operations will be in taxable securities. Currently, most of the investments of our U.S. Operations are in tax exempt investments. Prospectively, as fixed income investments mature and new cash is obtained, it will likely be invested in taxable securities.

Capital Resources

We do not anticipate paying any cash dividends on any of our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.

As a result of the debt incurred during the Acquisition and the issuance of trust preferred securities, our U.S. Operations will incur interest expense of approximately $16.9 million in 2004. $11.6 million of this interest expense is related to a note held by U.N. Barbados from U.N. Holdings II, and therefore eliminated during consolidation while $5.3 million is related to senior notes held by the Ball family trusts and the trust preferred securities. $13.3 million of the $16.9 million of interest expense will be paid in cash in 2004, while $3.6 million may be paid in cash or in kind. Currently, the holding companies of our U.S. Insurance Subsidiaries have cash and investments totaling $32.6 million. In 2004, we do not anticipate that we will need to pay a dividend from our U.S. Insurance Subsidiaries to fund this debt service. In 2005, and thereafter, dividends from our U.S. Insurance Subsidiaries may be required to fund this debt service.

As a result of the Acquisition, senior notes in an aggregate principal amount of $72.8 million, subject to adjustment, were issued to the Ball family trusts, by our subsidiary, Wind River Investment Corporation, as part of the purchase price, which senior notes we have fully and unconditionally guaranteed. These senior notes were amended and restated on November 24, 2003, and have an interest rate of 5.0%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015; however, in certain circumstances Wind River Investment Corporation is required to make mandatory prepayments on these senior notes on October 1 of each year. Wind River Investment Corporation is only required to make such mandatory prepayments if we have generated “excess cash flow” for the preceding fiscal year. “Excess cash flow” generally means an amount equal to our consolidated net income, less such amounts as our Board of Directors may determine are necessary to: (1) maintain an A.M. Best rating of at least “A” (Excellent) for each of our U.S. Insurance Subsidiaries; (2) make permitted dividend payments; (3) maintain the statutory surplus of our U.S. Insurance Subsidiaries at acceptable levels and (4) provide our U.S. Operations with adequate levels of working capital.

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

On September 30, 2003, American Insurance Service, Inc. (“AIS”), a wholly-owned indirect subsidiary of United National Group, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned Delaware subsidiary, United National Group Capital Trust I (“Trust I”).

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

On October 29, 2003, AIS sold $20.0 million (aggregate liquidation amount) of floating rate trust preferred securities to I-Preferred Term Securities III, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned Connecticut subsidiary, United National Group Capital Statutory Trust II (“Trust II”).

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

In June and July of 2004, U.N. Barbados made capital contributions of $10.0 million and $15.0 million, respectively, to U.N. Bermuda.

On September 5, 2003 we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company and The AMC Group, L.P. The next management fee payment of $1.5 million is payable November 1, 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to two types of market risk:

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Our fixed income investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income investments fall, and the converse is also true. We expect to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. Our market risk associated with exposure to interest rate risk has not materially changed since December 31, 2003.

The table below provides information about our bonds that are sensitive to changes in interest rates.

(Dollars in thousands)
Maturity	Principal	Book	Average Interest Rate
2004	$121,086	$121,136	1.20%
2005	16,545	16,816	1.84%
2006	44,875	45,514	2.50%
2007	47,560	45,611	3.15%
2008	27,315	27,612	3.17%
Thereafter	353,733	334,849	4.27%

Total	$611,114	$591,538	3.30%

Total Fair Value		$592,565

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

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of June 30, 2004, $733.5 million of collateral was held to support the reinsurance receivables.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our chief executive officer and chief financial officer have concluded that as of June 30, 2004, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in Internal Controls

There was not any change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On January 22, 2004, our subsidiary Diamond State Insurance Company (“Diamond State”), elected to enter into a settlement with Bank of America, N.A. and Platinum Indemnity Limited relative to litigation pending in the United States District Court for the Southern District of New York. Under the terms of the settlement, Diamond State paid $17.8 million to Bank of America and provided other non-financial consideration to Bank of America and Platinum in exchange for a full and final release by Bank of America and Platinum, and other consideration, relative to their claims of approximately $29.0 million, plus interest in excess of $10.0 million and fees and costs, related to “facultative reinsurance policies” issued by Worldwide Weather Insurance Agency, and its principal Harold Mollin, purportedly on behalf of Diamond State.

As a result of the settlement, Diamond State is proceeding with an arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In that connection, Diamond State holds a letter of credit dated March 31, 2004 from Partner Reinsurance Company, Ltd. in the amount of $17.8 million. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. Discovery is proceeding in advance of the scheduled November 2004 arbitration.

On July 11, 2003, our subsidiary United National Insurance Company was named a defendant in a lawsuit filed in the Superior Court of Fulton County, Georgia, by Gulf Underwriters Insurance Company (“Gulf”) seeking rescission of a facultative reinsurance certificate issued by Gulf to United National Insurance Company with regard to an individual insurance policy written by United National Insurance Company and ceded to Gulf. The facultative reinsurance certificate provided 100% reinsurance to United National Insurance Company for loss and loss adjustment expenses paid under the insurance policy. The lawsuit followed United National Insurance Company’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that was paid under that insurance policy. The rescission claim is based on allegations of breach of contract; misrepresentation; non-disclosure and breach of duty of good faith; and fraud. The complaint also seeks attorneys’ fees and costs. United National Insurance Company denies the allegations in the complaint and has filed a counterclaim seeking payment of the amount of losses and loss adjustment expenses paid under the insurance policy plus statutory damages of $1.6 million as a result of late payment. A trial date has not been set for this litigation. A voluntary mediation held in June 2004 was unsuccessful. Discovery proceedings have resumed, although settlement opportunities continue to be explored.

We believe that the ultimate outcome of all litigation, arbitration, reinsurance recoverable and coverage claim matters, after consideration of applicable reserves, should not have a material adverse effect on our financial condition. Nevertheless, we cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders held on May 4, 2004:

1.	Approval of the appointments of the following nominees to the United National Group, Ltd. Board of Directors.

Nominee	Votes For	Votes Against	Votes Abstained
Saul A. Fox	136,919,507	49,914	2,713,334
David R. Bradley	136,923,907	52,914	2,705,934
Troy W. Thacker	136,919,507	49,914	2,713,334
W. Dexter Paine, III	136,919,507	49,914	2,713,334
Angelos J. Dassios	136,919,507	49,914	2,713,334
Michael J. McDonough	136,919,507	49,914	2,713,334
Russell C. Ball, III	139,265,938	49,914	366,903
John J. Hendrickson	139,265,938	49,914	366,903
Edward J. Noonan	139,302,638	13,214	366,903
Kenneth J. Singleton	139,302,638	13,214	366,903

2.	Approval of our Share Incentive Plan.

Votes For	Votes Against	Votes Abstained
138,831,613	850,142	1,000

3.	Approval of the appointment of PricewaterCoopers LLP as the independent auditor of United National Group, Ltd. for 2004 and of the setting of fees for the independent auditor by the Board of Directors of United National Group, Ltd. acting by its Audit Committee.

Votes For	Votes Against	Votes Abstained
139,314,388	367,767	600

4.	Approval of the appointments of the following nominees to the Wind River Insurance Company (Barbados) Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Saul A. Fox	136,956,257	2,726,498
Troy W. Thacker	136,956,257	2,695,298
Angelos J. Dassios	136,956,257	2,726,498
David N. King	139,504,688	178,067

5.	Approval of the appointment of PricewaterCoopers, LLP, St. Michael, Barbados, as the independent auditor of Wind River Insurance Company (Barbados) Ltd. for 2004 and of the setting of fees for the independent auditor by the Board of Directors of Wind River Insurance Company (Barbados) Ltd.

Votes For	Votes Against	Votes Abstained
139,315,988	366,167	600

6.	Approval of the financial statements of Wind River Insurance Company (Barbados) Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0

7.	Approval of the appointments of the following nominees to the Wind River Insurance Company (Bermuda), Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Saul A. Fox	136,953,257	2,729,498
Troy W. Thacker	136,956,257	2,726,498
Angelos J. Dassios	136,956,257	2,726,498
David R. Bradley	136,960,657	2,722,098
Alan Bossin	139,504,688	178,067
Michael J. Tait	139,504,688	178,067
Janita Burke Waldron	139,504,688	178,067
(Alternate Director)
Kaela Keen	139,504,688	178,067
(Alternate Director)

8.	Approval of the appointment of PricewaterCoopers LLP, Hamilton, Bermuda, as the independent auditor of Wind River Insurance Company (Bermuda), Ltd. for 2004.

Votes For	Votes Against	Votes Abstained
139,313,438	366,717	2,600

9.	Approval of the financial statements of Wind River Insurance Company (Bermuda), Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0

10.	Approval of amendments to the Certification of Incorporation and the Memorandum of Association of Wind River Insurance Company (Bermuda), Ltd. in order to change the name of the company from Wind River Insurance Company (Bermuda), Ltd. to Wind River Insurance Company, Ltd.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0

11.	Approval of the appointments of the following nominees to the Wind River Services, Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Saul A. Fox	136,957,207	2,725,548
Troy W. Thacker	136,957,207	2,725,548
Angelos J. Dassios	136,957,207	2,725,548
David R. Bradley	136,961,607	2,721,148
Kevin L. Tate	136,954,207	2,728,548

12.	Approval of the appointment of PricewaterhouseCoopers LLP, Hamilton, Bermuda, as the independent auditor of Wind River Services, Ltd. for 2004.

Votes For	Votes Against	Votes Abstained
139,314,388	359,467	8,900

13.	Approval of the financial statements of Wind River Services, Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

b.	Reports on Form 8-K

We furnished the following report on Form 8-K during the quarterly period ended June 30, 2004:

Date of Report	Item Reported
May 4, 2004	Item 12 – Regarding earnings release with respect to the
quarter ended March 31, 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATIONAL GROUP, LTD. Registrant

August 12, 2004	By:	/s/ David R. Bradley

Date	David R. Bradley
Chief Executive Officer

August 12, 2004	By:	/s/ Kevin L. Tate

Date	Kevin L. Tate
Chief Financial Officer