Form 10-Q
period 2004-09-30
UNITED NATIONAL GROUP LTD
filed 2004-11-12
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From       to

000-50511
Commission File Number

UNITED NATIONAL GROUP, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0417107 (I.R.S. Employer Identification No.)

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

As of November 11, 2004, the registrant had outstanding 15,584,090 Class A Common Shares and 12,687,500 Class B Common Shares.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED NATIONAL GROUP, LTD.

Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	Successor	Successor
	as of	as of
	September 30, 2004	December 31, 2003
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $611,639 and $540,543)	$621,636	$549,966
Preferred shares:
Available for sale securities, at fair value (cost: $4,838 and $4,372)	4,877	4,894
Common shares:
Available for sale securities, at fair value (cost: $31,502 and $30,762)	34,163	33,219
Other invested assets	51,013	45,434

Total investments	711,689	633,513
Cash and cash equivalents	189,069	214,796
Agents’ balances, net	51,185	62,374
Reinsurance receivables, net	1,650,957	1,762,988
Accrued investment income	7,753	5,909
Federal income taxes receivable	9,078	4,898
Deferred federal income taxes, net	25,024	25,323
Deferred acquisition costs, net	26,074	8,581
Prepaid reinsurance premiums	59,546	117,936
Other assets	12,162	12,443

Total assets	$2,742,537	$2,848,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,965,015	$2,059,760
Unearned premiums	158,311	177,408
Amounts held for the account of others	15,350	20,201
Ceded balances payable	29,792	59,876
Payable for securities	20,060	—
Contingent commissions	5,236	5,178
Senior notes payable to related party	72,848	72,848
Junior subordinated debentures	30,929	30,929
Other liabilities	28,491	41,769

Total liabilities	2,326,032	2,467,969

Commitments and contingencies (Note 6)	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 15,584,090 and 15,105,503 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	3	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	356,488	347,487
Accumulated other comprehensive income	13,517	10,031
Retained earnings	46,497	23,271

Total shareholders’ equity	416,505	380,792

Total liabilities and shareholders’ equity	$2,742,537	$2,848,761

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

		(Unaudited)	(Unaudited)
	(Unaudited)	Successor	Predecessor
	Successor	September 6, 2003	July 1, 2003
	Three Months Ended	through	through
	September 30, 2004	September 30, 2003	September 5, 2003
Revenues:
Gross premiums written	$108,657	$33,190	$147,670

Net premiums written	$78,243	$9,692	$39,655

Net premiums earned	$60,933	$10,687	$33,857
Net investment income	5,010	792	3,960
Net realized investment gains (losses)	(1,080)	(718)	2,473

Total revenues	64,863	10,761	40,290
Losses and Expenses:
Net losses and loss adjustment expenses	34,616	7,360	23,040
Acquisition costs and other underwriting expenses	23,783	4,576	9,706
Other operating expenses	314	124	11
Interest expense	1,378	249	34

Income (loss) before income taxes	4,772	(1,548)	7,499
Income tax (benefit) expense	(1,425)	(1,106)	1,851

Net income (loss) before equity in net earnings of partnerships	6,197	(442)	5,648
Equity in net earnings of partnerships	309	258	347

Net income (loss) before extraordinary gain	6,506	(184)	5,995
Extraordinary gain	1,195	46,424	—

Net income	$7,701	$46,240	$5,995

Per share data:
Net income (loss) available to common shareholders before extraordinary gain:
Basic	$0.23	$(1.04)	$59,950

Diluted	$0.23	$(1.04)	$59,950

Extraordinary gain:
Basic	$0.04	$3.63	$—

Diluted	$0.04	$3.63	$—

Net income:
Basic	$0.27	$2.59	$59,950

Diluted	$0.27	$2.59	$59,950

Weighted-average number of shares outstanding:
Basic	28,268,716	12,806,250	100

Diluted	28,771,120	12,806,250	100

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

		(Unaudited)	(Unaudited)
	(Unaudited)	Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Nine Months Ended	through	through
	September 30, 2004	September 30, 2003	September 5, 2003
Revenues:
Gross premiums written	$314,733	$33,190	$510,623

Net premiums written	$205,043	$9,692	$139,116

Net premiums earned	$165,751	$10,687	$128,254
Net investment income	13,637	792	13,289
Net realized investment gains (losses)	(687)	(718)	5,589

Total revenues	178,701	10,761	147,132
Losses and Expenses:
Net losses and loss adjustment expenses	98,395	7,360	85,178
Acquisition costs and other underwriting expenses	56,658	4,576	30,147
Provision for doubtful reinsurance receivables	—	—	1,750
Other operating expenses	1,007	124	377
Interest expense	4,087	249	46

Income (loss) before income taxes	18,554	(1,548)	29,634
Income tax (benefit) expense	(2,551)	(1,106)	6,864

Net income (loss) before equity in net earnings of partnerships	21,105	(442)	22,770
Equity in net earnings of partnerships, net of taxes	926	258	1,834

Net income (loss) before extraordinary gain	22,031	(184)	24,604
Extraordinary gain	1,195	46,424	—

Net income	$23,226	$46,240	$24,604

Per share data:
Net income (loss) available to common shareholders before extraordinary gain:
Basic	$0.78	$(1.04)	$246,040

Diluted	$0.77	$(1.04)	$246,040

Extraordinary gain:
Basic	$0.04	$3.63	$—

Diluted	$0.04	$3.63	$—

Net income:
Basic	$0.82	$2.59	$246,040

Diluted	$0.81	$2.59	$246,040

Weighted-average number of shares outstanding:
Basic	28,254,998	12,806,250	100

Diluted	28,829,597	12,806,250	100

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

		(Unaudited)	(Unaudited)
	(Unaudited)	Successor	Predecessor
	Successor	September 6, 2003	July 1, 2003
	Three Months Ended	through	through
	September 30, 2004	September 30, 2003	September 5, 2003
Net income	$7,701	$46,240	$5,995

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	9,646	13,538	(1,625)
Less:
Reclassification adjustment for gains (losses) included in net income	(727)	170	8,482

Other comprehensive income (loss), before tax	10,373	13,368	(10,107)
Income tax expense (benefit) related to items of other comprehensive income	3,305	4,679	(3,539)

Other comprehensive income (loss), net of tax	7,068	8,689	(6,568)

Comprehensive income (loss), net of tax	$14,769	$54,929	$(573)

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

		(Unaudited)	(Unaudited)
	(Unaudited)	Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Nine Months Ended	through	through
	September 30, 2004	September 30, 2003	September 5, 2003
Net income	$23,226	$46,240	$24,604

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	3,878	13,538	(2,450)
Less:
Reclassification adjustment for gains (losses) included in net income	(554)	170	568

Other comprehensive income (loss), before tax	4,432	13,368	(3,018)
Income tax expense (benefit) related to items of other comprehensive income	946	4,679	(1,056)

Other comprehensive income (loss), net of tax	3,486	8,689	(1,962)

Comprehensive income, net of tax	$26,712	$54,929	$22,642

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands)

		Successor	Predecessor
	(Unaudited)	September 6, 2003	January 1, 2003
	Successor	through	through
	September 30, 2004	December 31, 2003	September 5, 2003
Common shares:
Number at beginning of period	27,793,003	10,000,000	100
Class A common shares issued in acquisition	—	2,500,000	—
Class A common shares issued under stock purchase plan	—	245,208	—
Class A common shares issued in IPO	462,500	10,750,000
Class A common shares issued in redemption of Series A preferred shares	—	1,610,295	—
Class A common shares issued to directors	3,681	—	—
Class B common shares issued in exchange for Series A preferred shares	—	2,687,500	—

Number at end of period	28,259,184	27,793,003	100

Common shares:
Balance at beginning of period	$3	$1	$—
Class A common shares issued in IPO	—	2	—

Balance at end of period	$3	$3	$—

Preferred shares:
Number at beginning of period	—	14,000,000	—
Preferred shares issued in acquisition	—	3,500,000	—
Preferred shares redeemed	—	(15,000,000)	—
Preferred shares exchanged for Class B common shares	—	(2,500,000)	—

Number at end of period	—	—	—

Preferred shares:
Balance at beginning of period	$—	$2	$—
Preferred shares redeemed	—	(2)	—
Preferred shares exchanged for Class B common shares	—	—	—

Balance at end of period	$—	$—	$—

Additional paid-in capital:
Balance at beginning of period	$347,487	$239,997	$81,186
Preferred share dividends	—	29,250
Preferred shares redeemed	—	(149,998)	—
Contributed capital from preferred shares	—	35,000	—
Contributed capital from common shares	7,312	193,238	5,638
Other	1,689	—	—

Balance at end of period	$356,488	$347,487	$86,824

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$10,031	$—	$7,329
Other comprehensive income (loss)	3,486	10,031	(1,962)

Balance at end of period	$13,517	$10,031	$5,367

Retained earnings:
Balance at beginning of period	$23,271	$—	$180,122
Net income	23,226	52,521	24,604
Preferred share dividends	—	(29,250)	—

Balance at end of period	$46,497	$23,271	$204,726

Total shareholders’ equity	$416,505	$380,792	$296,917

See accompanying notes to consolidated financial statements.

UNITED NATIONAL GROUP, LTD.

Consolidated Statements of Cash Flows
(Dollars in thousands)

		(Unaudited)	(Unaudited)
	(Unaudited)	Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Nine Months Ended	through	through
	September 30, 2004	September 30, 2003	September 5, 2003
Cash flows from operating activities:
Net income	$23,226	$46,240	$24,604
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Amortization of debt issuance costs	135	—	—
Restricted stock expense	415	—	—
Extraordinary gain	(1,195)	(46,424)	—
Deferred federal income taxes	2,572	2,253	39
Amortization of bond premium and discount, net	2,282	266	1,504
Net realized investment gains	687	718	2,994
Equity in net earnings of partnerships	(926)	(258)	(1,834)
Unrealized loss on trading securities	—	—	(8,583)
Provision for doubtful reinsurance receivables	—	—	1,750
Proceeds from sale or maturity of trading securities	—	—	9,827
Purchase of trading securities	—	—	(9,764)
Changes in:
Agents’ balances	11,189	13,906	(32,077)
Reinsurance receivables	112,031	9,049	(102,611)
Unpaid losses and loss adjustment expenses	(94,745)	14,469	116,172
Unearned premiums	(19,097)	(4,570)	5,450
Ceded balances payable	(30,084)	(8,886)	25,691
Other liabilities	(12,004)	(13,167)	(24,170)
Amounts held for the account of others	(4,851)	(5,917)	5,070
Contingent commissions	58	75	1,718
Federal income tax receivable	(6,676)	(6,858)	31,099
Prepaid reinsurance premiums	58,390	3,890	5,100
Deferred acquisition costs, net	(17,493)	—	—
Payable for securities	—	(23)	(6,227)
Other — net	(1,659)	(20,113)	1,489

Net cash provided by (used for) operating activities	22,255	(15,350)	47,241

Cash flows from investing activities:
Proceeds from sale of bonds and stocks	187,958	12,473	70,629
Proceeds from maturity of bonds	—	—	3,525
Proceeds from sale of other invested assets	1,795	125	14,433
Purchase of bonds and stocks	(242,613)	(1,151)	(101,924)
Proceeds from sale or repayment of mortgages	—	—	8
Proceeds from sale of mortgage	—	—	1,166
Purchase of other invested assets	(2,434)	(2,892)	(8,663)
Acquisition of business, net of cash acquired	—	(10,837)	—

Net cash used for investing activities	(55,294)	(2,282)	(20,826)

Cash flows from financing activities:
Borrowing under credit facility	—	—	4,650
Repayments of credit facility	—	—	(4,650)
Capital contribution from Ball family trusts	—	—	5,638
Issuance of common shares under stock purchase plan	—	1,988	—
Issuance of trust preferred securities	—	10,000	—
Net proceeds from IPO of common shares	7,312	—	—

Net cash provided by financing activities	7,312	11,988	5,638

Net change in cash and cash equivalents	(25,727)	(5,644)	32,053
Cash and cash equivalents at beginning of period	214,796	240,000	72,942

Cash and cash equivalents at end of period	$189,069	$234,356	$104,995

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

The consolidated financial statements as of September 30, 2004 and for the quarter and nine months ended September 30, 2004 and 2003 are unaudited, but in the opinion of management have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the quarter and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of a full year. The accompanying notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current period presentation.

(2) Investments

Assets of $458.3 million and $294.7 million as of September 30, 2004 and December 31, 2003, respectively, were on deposit or included in trusts to meet statutory and other regulatory requirements enacted by states or stipulated by the insurance departments. Assets on deposit or subject to trusts included cash of $65.7 million and $1.9 million and bonds with estimated fair values of $392.6 million and $292.8 million as of September 30, 2004 and December 31, 2003, respectively. In addition, bonds with an estimated fair market value of $5.4 million at September 30, 2004 and December 31, 2003 were held in a trust fund to meet the regulatory requirements of U.N. Bermuda.

The carrying amounts for the Company’s investments approximate their estimated fair value. The Company measures the fair value of investments in bonds and stocks based upon quoted market prices. Other invested assets are comprised primarily of limited liability partnership interests. Partnership interests of 3% ownership or greater are accounted for using the equity method. Partnership interests of less than 3% ownership are carried at their fair value.

The Company’s investments are regularly evaluated to determine if declines in market value below cost are other than temporary. If market value declines are determined to be other than temporary, the security’s cost basis is adjusted to the market value of the security, with the loss recognized in the current period.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2004:

				Gross Unrealized Losses
						Between
						Seven
	Number of				Six Months	Months and	Greater than
(In thousands)	Securities	Fair Value	Book Value	Total	or Less	One Year	One Year
Bonds	58	$131,540	$132,485	$945	$546	$312	$87
Preferred Stock	2	1,227	1,273	46	1	45	—
Common Stock	54	7,733	8,700	967	395	451	121

				$1,958	$942	$808	$208

During the three and nine months ended September 30, 2004, the Company recorded other than temporary impairment losses of $0.2 million on its equity portfolio. During the three and nine months ended September 30, 2003, the Company recorded other than temporary losses of $0 and $1.9 million, respectively, on its bond portfolio, and $0 and $0.7 million, respectively, on its investments in limited partnerships.

(3) Reinsurance

The Company cedes insurance to unrelated insurers in the ordinary course of business to limit its net loss exposure. In addition, there are excess of loss contracts that protect against losses over stipulated amounts. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.

As of September 30, 2004, the Company had total reinsurance receivables of $1,651.0 million, including $53.6 million of reinsurance receivables related to paid losses. The carrying value of the receivables is net of a $31.2 million reduction, which is equal to an estimate of potentially uncollectible reinsurance receivables. The Company’s estimate of potentially uncollectible receivables, which was $49.1 million at the date of the Acquisition, has been reduced to $31.2 million as of September 30, 2004 primarily as a result of a commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003. As of December 31, 2003, the Company had reinsurance receivables of $1,763.0 million, net of a $33.7 million reduction related to potentially uncollectible receivables.

The U.S. Insurance Subsidiaries have entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. This reinsurance arrangement resulted in 45% and 15% of our net retained insurance liability on new and renewal business bound January 1, 2004 through April 30, 2004 being ceded to U.N. Barbados and U.N. Bermuda, respectively. The agreement also stipulates that 60% of the U.S. Insurance Subsidiaries’ December 31, 2003 net unearned premium be ceded to our Non-U.S. Operations.

This quota share arrangement was modified effective May 1, 2004. The new arrangement stipulates that 60% of the U.S. Insurance Subsidiaries’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to U.N. Bermuda. The modified arrangement also stipulates that 60% of the U.S. Insurance Subsidiaries’ April 30, 2004 unearned premium be ceded to U.N. Bermuda.

(4) Federal Income Taxes

The following tables summarize the differences between the effective tax rate for financial statement purposes and the U.S. federal statutory rate:

			Successor		Predecessor
	Successor		September 6, 2003		July 1, 2003
	Three Months Ended		through		through
	September 30, 2004		September 30, 2003		September 5, 2003
		% of Pre-		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
Expected tax expense (benefit) at the U. S. statutory rate	$1,670	35.0%	$(542)	(35.0)%	$2,625	35.0%
Adjustments:
Tax exempt interest	(1,127)	(23.6)	(593)	(38.3)	(728)	(9.7)
Foreign income not expected to be taxed in the U.S.	(2,663)	(55.8)	51	3.3	(1)	—
Dividend exclusion	(35)	(0.7)	(11)	(0.7)	(24)	(0.3)
Non- resident withholding	145	3.0	—	—	—	—
Other	585	12.2	(11)	(0.7)	(21)	(0.3)

Actual tax expense (benefit)	$(1,425)	(29.9)%	$(1,106)	(71.4)%	$1,851	24.7%

			Successor		Predecessor
	Successor		September 6, 2003		January 1, 2003
	Nine Months Ended		through		through
	September 30, 2004		September 30, 2003		September 5, 2003
		% of Pre-		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
Expected tax expense (benefit) at the U. S. statutory rate	$6,494	35.0%	$(542)	(35.0)%	$10,372	35.0%
Adjustments:
Tax exempt interest	(3,465)	(18.7)	(593)	(38.3)	(3,404)	(11.5)
Foreign income not expected to be taxed in the U.S.	(6,728)	(36.3)	51	3.3	(1)	—
Dividend exclusion	(103)	(0.6)	(11)	(0.7)	(95)	(0.3)
Non- resident withholding	437	2.4	—	—	—	—
Other	814	4.4	(11)	(0.7)	(8)	—

Actual tax expense (benefit)	$(2,551)	(13.8)%	$(1,106)	(71.4)%	$6,864	23.2%

In the quarter and nine months ended September 30, 2004 the Company recognized an extraordinary gain of $1.2 million for tax benefits derived from acquisition costs included as a reduction in equity as a result of the Acquisition, that have been or will be deducted in the future from income for federal tax purposes.

The Company has managed its business in a manner designed to reduce the risk that U.N. Barbados will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. On July 14, 2004 a protocol was signed by the U.S. Treasury Secretary and the Barbados Minister of Industry and International Business to amend the U.S. — Barbados Convention for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income Signed on December 31, 1984, as amended. The protocol was ratified by the U.S. Senate on October 10, 2004. The treaty amendment is awaiting ratification by the Barbados government. Provisions of the proposed amended treaty would be effective the first day of the second month following ratification with respect to tax withheld by the payor on amounts of interest not subject to a portfolio exemption and on dividends or royalties paid or credited, and would be effective for taxable years beginning on or after the first day of January following ratification for other taxes. Under the protocol, U.N. Barbados’ investment income on an intercompany note payable to U.N. Barbados on or after the effective dates of the amendment would be subject to U.S. withholding tax of 30 percent, an increase from the existing rate of 5 percent. The investment income subject to this tax was $2.9 million and $8.7 million for the quarter and nine months ended September 30, 2004, respectively. The Company has identified an alternative that it believes will mitigate the impact of the protocol on its overall effective tax rate. The Company has begun to implement this plan and expects to have it in place before year-end 2004.

(5) Liability for Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is necessarily a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at September 30, 2004, the related adjustments could have a material impact on the Company’s results of operations.

During the three months ended September 30, 2004, the Company experienced catastrophe losses attributable to Hurricanes Charley, Frances, Ivan, and Jeanne. The Company has estimated the gross and net aggregate loss and loss adjustment expenses from the hurricanes to be $10.7 million and $1.7 million, respectively. The net loss and loss adjustment expense of $1.7 million included in the incurred loss and loss adjustment expense for the quarter and nine month periods ending September 30, 2004 is reflective of the Company’s historically small property book and particularly the small exposure to wind related losses in the state of Florida.

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

As a result of the settlement, Diamond State is proceeding with an arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In that connection, Diamond State holds a letter of credit dated March 31, 2004 from Partner Reinsurance Company, Ltd. in the amount of $17.8 million. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. The arbitration hearing commenced on November 8, 2004.

On October 5, 2004, UNIC agreed in principle to settle, in consideration of a payment by Gulf Underwriters Insurance Company (“Gulf”) to UNIC in the amount of $1.8 million, a lawsuit instituted by Gulf pending in the Superior Court of Fulton County, Georgia. The lawsuit had sought to rescind a facultative reinsurance certificate issued by Gulf to UNIC with regard to an individual insurance policy written by UNIC and ceded to Gulf. The facultative reinsurance certificate provided 100% reinsurance to UNIC for loss and loss adjustment expenses paid under the insurance policy. The lawsuit had followed UNIC’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that UNIC had paid under that insurance policy and for which UNIC filed a counterclaim against Gulf. The settlement of this matter had no material effect on the financial condition or results of operations of the Company.

Recently, state and federal regulators, including the New York State Attorney General and others, have instituted investigations, legal actions, and general inquiries concerning alleged anti-competitive conduct within the insurance industry. These allegations reference improper sales practices and other non-competitive conduct. In light of this industry-wide regulatory scrutiny, the Company has proactively initiated its own internal review with the assistance of outside counsel.

Management believes that the ultimate outcome of all litigation, arbitration, reinsurance recoverable, and coverage claim matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial condition.

(7) Shareholders’ Equity

In January 2004, the Company issued 462,500 Class A common shares at a price of $17.00 per share in connection with the exercise by the underwriters of the remaining overallotment option related to the Company’s initial public offering, which was consummated in December 2003. Proceeds to the Company, net of underwriting discounts of $0.5 million, were $7.3 million.

(8) Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earning per share is computed using the weighted average number of common shares outstanding during the period, as well as the weighted average number of common share equivalents outstanding during the period. The following tables set forth the computation of basic and diluted earnings per share:

		Successor	Predecessor
	Successor	September 6, 2003	July 1, 2003
	Three Months Ended	through	through
(Dollars in thousands, except per share data)	September 30, 2004	September 30, 2003	September 5, 2003
Net income (loss) before extraordinary gain	$6,506	$(184)	$5,995
Less: Preferred stock dividends	—	(13,125)	—

Net income (loss) available to common shareholders before extraordinary gain	6,506	(13,309)	5,995
Extraordinary gain	1,195	46,424	—

Net income	$7,701	$33,115	$5,995

Weighted average shares for basic earnings per share	28,268,716	12,806,250	100

Basic earnings (loss) per share:
Net income (loss) available to common shareholders before extraordinary gain	$0.23	$(1.04)	$59,950
Extraordinary gain	0.04	3.63	—

Net income	$0.27	$2.59	$59,950

Weighted average shares for diluted earnings per share	28,771,120	12,806,250	100

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders before extraordinary gain	$0.23	$(1.04)	$59,950
Extraordinary gain	0.04	3.63	—

Net income	$0.27	$2.59	$59,950

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Nine Months Ended	through	through
(Dollars in thousands, except per share data)	September 30, 2004	September 30, 2003	September 5, 2003
Net income (loss) before extraordinary gain	$22,031	$(184)	$24,604
Less: Preferred stock dividends	—	(13,125)	—

Net income (loss) available to common shareholders before extraordinary gain	22,031	(13,309)	24,604
Extraordinary gain	1,195	46,424	—

Net income	$23,226	$33,115	$24,604

Weighted average shares for basic earnings per share	28,254,998	12,806,250	100

Basic earnings (loss) per share:
Net income (loss) available to common shareholders before extraordinary gain	$0.78	$(1.04)	$246,040
Extraordinary gain	$0.04	3.63	—

Net income	$0.82	$2.59	$246,040

Weighted average shares for diluted earnings per share	28,829,597	12,806,250	100

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders before extraordinary gain	$0.77	$(1.04)	$246,040
Extraordinary gain	$0.04	3.63	—

Net income	$0.81	$2.59	$246,040

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

Gross premiums written by product class are as follows:

		Successor	Predecessor
	Successor	September 6, 2003	July 1, 2003
	Quarter Ended	through	through
(Dollars in thousands)	September 30, 2004	September 30, 2003	September 5, 2003
Specific specialty	$16,067	$14,962	$85,558
Umbrella and excess	10,363	8,230	19,291
Property and general liability	52,447	5,916	23,040
Non-medical professional liability	29,780	4,082	19,781

	$108,657	$33,190	$147,670

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Nine Months Ended	through	through
(Dollars in thousands)	September 30, 2004	September 30, 2003	September 5, 2003
Specific specialty	$77,265	$14,962	$230,183
Umbrella and excess	30,920	8,230	126,617
Property and general liability	135,722	5,916	91,022
Non-medical professional liability	70,826	4,082	62,801

	$314,733	$33,190	$510,623

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Successor
Quarter Ended September 30, 2004:
(Dollars in thousands)

	E&S	Specialty
	Lines	Admitted	Corporate	Total
Revenues:
Gross premiums written	$68,486	$40,171	$—	$108,657

Net premiums written	$42,888	$35,355	$—	$78,243

Net premiums earned	$34,529	$26,404	$—	$60,933
Net investment income	—	—	5,010	5,010
Net realized investment gains	—	—	(1,080)	(1,080)

Total revenues	34,529	26,404	3,930	64,863
Losses and Expenses:
Net losses and loss adjustment expenses	17,886	16,730	—	34,616
Acquisition costs and other underwriting expenses	—	—	23,783	23,783
Other operating expenses	—	—	314	314
Interest expense	—	—	1,378	1,378

Income (loss) before income taxes	16,643	9,674	(21,545)	4,772
Income tax benefit	—	—	(1,425)	(1,425)

Net income (loss) before equity in net earnings of partnerships	16,643	9,674	(20,120)	6,197
Equity in net earnings of partnerships	—	—	309	309

Net income (loss) before extraordinary gain	16,643	9,674	(19,811)	6,506
Extraordinary gain	—	—	1,195	1,195

Net income (loss)	$16,643	$9,674	$(18,616)	$7,701

Successor
September 6, 2003 through September 30, 2003
(Dollars in thousands)

	E&S	Specialty
	Lines	Admitted	Corporate	Total
Revenues:
Gross premiums written	$23,230	$9,960	$—	$33,190

Net premiums written	$5,785	$3,907	$—	$9,692

Net premiums earned	$6,495	$4,192	$—	$10,687
Net investment income	—	—	792	792
Net realized investment losses	—	—	(718)	(718)

Total revenues	6,495	4,192	74	10,761
Losses and Expenses:
Net losses and loss adjustment expenses	4,543	2,817	—	7,360
Acquisition costs and other underwriting expenses	—	—	4,576	4,576
Other operating expenses	—	—	124	124
Interest expense	—	—	249	249

Income (loss) before income taxes	1,952	1,375	(4,875)	(1,548)
Income tax benefit	—		(1,106)	(1,106)

Net income (loss) before equity in net earnings of partnerships	1,952	1,375	(3,769)	(442)
Equity in net earnings of partnerships	—	—	258	258

Net income (loss) before extraordinary gain	1,952	1,375	(3,511)	(184)
Extraordinary gain	—		46,424	46,424

Net income	$1,952	$1,375	$42,913	$46,240

Predecessor
July 1, 2003 through September 5, 2003
(Dollars in thousands)

	E&S	Specialty
	Lines	Admitted	Corporate	Total
Revenues:
Gross premiums written	$115,442	$32,228	$—	$147,670

Net premiums written	$25,554	$14,101	$—	$39,655

Net premiums earned	$21,702	$12,155	$—	$33,857
Net investment income	—	—	3,960	3,960
Net realized investment gains	—	—	2,473	2,473

Total revenues	21,702	12,155	6,433	40,290
Losses and Expenses:
Net losses and loss adjustment expenses	12,866	10,174	—	23,040
Acquisition costs and other underwriting expenses	—	—	9,706	9,706
Other operating expenses	—	—	11	11
Interest expense	—	—	34	34

Income (loss) before income taxes	8,836	1,981	(3,318)	7,499
Income tax expense	—	—	1,851	1,851

Net income (loss) before equity in net earnings of partnerships	8,836	1,981	(5,169)	5,648
Equity in net earnings of partnerships	—	—	347	347

Net income (loss)	$8,836	$1,981	$(4,822)	$5,995

Successor
Nine Months Ended September 30, 2004:
(Dollars in thousands)

	E&S	Specialty
	Lines	Admitted	Corporate	Total
Revenues:
Gross premiums written	$206,237	$108,496	$—	$314,733

Net premiums written	$117,803	$87,240	$—	$205,043

Net premiums earned	$95,392	$70,359	$—	$165,751
Net investment income	—	—	13,637	13,637
Net realized investment losses	—	—	(687)	(687)

Total revenues	95,392	70,359	12,950	178,701
Losses and Expenses:
Net losses and loss adjustment expenses	54,758	43,637	—	98,395
Acquisition costs and other underwriting expenses	—	—	56,658	56,658
Other operating expenses	—	—	1,007	1,007
Interest expense	—	—	4,087	4,087

Income (loss) before income taxes	40,634	26,722	(48,802)	18,554
Income tax benefit	—	—	(2,551)	(2,551)

Net income (loss) before equity in net earnings of partnerships	40,634	26,722	(46,251)	21,105
Equity in net earnings of partnerships	—	—	926	926

Net income (loss) before extraordinary gain	40,634	26,722	(45,325)	22,031
Extraordinary gain	—	—	1,195	1,195

Net income (loss)	$40,634	$26,722	$(44,130)	$23,226

Successor
September 6, 2003 through September 30, 2003
(Dollars in thousands)

	E&S	Specialty
	Lines	Admitted	Corporate	Total
Revenues:
Gross premiums written	$23,230	$9,960	$—	$33,190

Net premiums written	$5,785	$3,907	$—	$9,692

Net premiums earned	$6,495	$4,192	$—	$10,687
Net investment income	—	—	792	792
Net realized investment losses	—	—	(718)	(718)

Total revenues	6,495	4,192	74	10,761
Losses and Expenses:
Net losses and loss adjustment expenses	4,543	2,817	—	7,360
Acquisition costs and other underwriting expenses	—	—	4,576	4,576
Other operating expenses	—	—	124	124
Interest expense	—	—	249	249

Income (loss) before income taxes	1,952	1,375	(4,875)	(1,548)
Income tax benefit	—		(1,106)	(1,106)

Net income (loss) before equity in net earnings of partnerships	1,952	1,375	(3,769)	(442)
Equity in net earnings of partnerships	—	—	258	258

Net income (loss) before extraordinary gain	1,952	1,375	(3,511)	(184)
Extraordinary gain		—	46,424	46,424

Net income	$1,952	$1,375	$42,913	$46,240

Predecessor
January 1, 2003 through September 5, 2003
(Dollars in thousands)

	E&S	Specialty
	Lines	Admitted	Corporate	Total
Revenues:
Gross premiums written	$357,394	$153,229	$—	$510,623

Net premiums written	$83,046	$56,070	$—	$139,116

Net premiums earned	$77,942	$50,312	$—	$128,254
Net investment income	—	—	13,289	13,289
Net realized investment gains	—	—	5,589	5,589

Total revenues	77,942	50,312	18,878	147,132
Losses and Expenses:
Net losses and loss adjustment expenses	51,166	34,012	—	85,178
Acquisition costs and other underwriting expenses	—	—	30,147	30,147
Provision for doubtful reinsurance			1,750	1,750
Other operating expenses	—	—	377	377
Interest expense	—	—	46	46

Income (loss) before income taxes	26,776	16,300	(13,442)	29,634
Income tax expense	—		6,864	6,864

Net income (loss) before equity in net earnings of partnerships	26,776	16,300	(20,306)	22,770
Equity in net earnings of partnerships	—	—	1,834	1,834

Net income (loss)	$26,776	$16,300	$(18,472)	$24,604

(10) Supplemental Cash Flow Information

Taxes and Interest Paid

		Successor	Predecessor
	Successor	September 6, 2003	July 1, 2003
	Three Months Ended	through	through
(Dollars in thousands)	September 30, 2004	September 30, 2003	September 5, 2003
Net federal income taxes paid (refunded)	$(3)	$3,500	$(20,180)
Interest paid	410	—	—

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Nine Months Ended	through	through
(Dollars in thousands)	September 30, 2004	September 30, 2003	September 5, 2003
Net federal income taxes paid (refunded)	$1,113	$3,500	$(24,346)
Interest paid	1,203	—	—

(11) Subsequent Events:

United National Insurance Company’s agreement to purchase Penn Independent Corporation

Pursuant to a stock purchase agreement entered into by United National Group, UNIC, Penn Independent Corporation and the shareholders of Penn Independent Corporation on October 14, 2004 (“Stock Purchase Agreement”), prior to the closing of a proposed merger of a subsidiary of United National Group and Penn-America Group, Inc. (“Merger”), UNIC will purchase all of the common stock of Penn Independent Corporation for approximately $96.8 million, subject to adjustment in accordance with the Stock Purchase Agreement. Penn Independent Corporation, a privately held corporation located in Hatboro, Pennsylvania, is a leading U.S. wholesale broker of commercial insurance for small and middle market businesses, public entities and associations. Penn Independent Corporation also owns 4,631,250 shares of Penn-America Group, Inc. (“Penn-America”) common stock, which represents approximately 31.4% of the outstanding common stock of Penn-America. Penn Independent Corporation is comprised of five major businesses, including: Delaware Valley Underwriting Agency, Inc., a wholesale agency primarily providing insurance polices on an excess and surplus lines basis; Apex Insurance Agency, Inc., a specialty and reinsurance broker for municipalities and government agencies; Stratus Insurance Services, Inc., a niche association-based broker; Summit Risk Services, Inc., a third party claims administrator; and Penn Independent Financial Services, Inc., a premium finance company. Pursuant to the Stock Purchase Agreement, Penn Independent Corporation has also agreed to vote its shares of Penn-America common stock in favor of the adoption of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 14, 2004 by and among Penn-America, United National Group, U.N. Holdings II, Inc. and Cheltenham Acquisition Corp., which contemplates, among other things, the Merger, at a Penn-America special meeting of shareholders. The Penn Independent Corporation transaction is expected to close in the first quarter of 2005.

Proposed Merger of United National Group and Penn-America

In a transaction separate from the Stock Purchase Agreement, on October 14, 2004 the board of directors of United National Group and the board of directors of Penn-America agreed to a strategic combination of United National Group and Penn-America under the terms of the Merger Agreement. Penn-America, a publicly traded company, located in Hatboro, Pennsylvania, is a specialty property and casualty insurance holding company, which markets and underwrites general liability, commercial property and multi-peril insurance for small businesses that are located in small towns and suburban and rural areas nationwide. Penn-America distributes its products through a network of about 65 wholesale general agents who serve the needs of more than 30,000 retail insurance brokers.

Subject to the terms and conditions of the Merger Agreement and in accordance with Pennsylvania law, at the effective time of the Merger, Cheltenham Acquisition Corp., a wholly-owned subsidiary of U.N. Holdings II, Inc., that was formed for the purposes of the Merger, will be merged with and into Penn-America. Penn-America will survive the Merger as an indirect, wholly-owned subsidiary of United National Group. The transaction is expected to close in the first quarter of 2005.

Each share of Penn-America common stock outstanding immediately prior to the effective time of the Merger (other than shares held by United National Group, Penn Independent Corporation or any of their subsidiaries) will be converted into the right to receive (A) an amount of United National Group Class A common shares equal to the result obtained by dividing $13.875 by the volume weighted average sales price of a United National Group Class A common share during the 20 consecutive trading days ending on and including the trading day immediately preceding the date of the effective time of the Merger and (B) cash equal to $1.50, issuable and payable, without interest, upon surrender of the certificate that formerly evidenced such share of Penn-America common stock.

The Merger Agreement may be terminated at any time prior to the effective time of the Merger by the mutual written consent of United National Group and Penn-America. In addition, the Merger Agreement may be terminated by either United National Group or Penn-America if the Merger has not been consummated as of March 31, 2005, subject to certain limitations, and under other circumstances described in the Merger Agreement. The transaction is expected to close in the first quarter of 2005.

The closing of the sale of the Penn Independent Corporation common stock is not a condition to the closing of the Merger and the closing of the Merger is not a condition to the sale of the Penn Independent Corporation common stock.

Subject to the approval of the United National Group shareholders, United National Group intends to changes its name to “United America Indemnity, Ltd.” upon the close of the Merger.

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

We distribute the insurance products of our U.S. Operations through our wholly-owned subsidiary, J.H. Ferguson, as well as through a group of 67 professional general agencies that have limited quoting and binding authority.

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

During the nine months ended September 30, 2004, we realized additional insurance policy rate increases at levels less than those levels realized during the nine months ended September 30, 2003. These increases have resulted primarily from a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies.

Recently, state and federal regulators, including the New York State Attorney General and others, have instituted investigations, legal actions, and general inquiries concerning alleged anti-competitive conduct within the insurance industry. These allegations reference improper sales practices and other non-competitive conduct. In light of this industry-wide regulatory scrutiny, we have proactively initiated our own internal review with the assistance of outside counsel.

United National Insurance Company’s agreement to purchase Penn Independent Corporation

Pursuant to a stock purchase agreement entered into by United National Group, United National Insurance Company, Penn Independent Corporation and the shareholders of Penn Independent Corporation on October 14, 2004 (“Stock Purchase Agreement”), prior to the closing of a proposed merger of a subsidiary of United National Group and Penn-America Group, Inc. (“Merger”), United National Insurance Company will purchase all of the common stock of Penn Independent Corporation from Penn Independent Corporation’s shareholders for approximately $96.8 million, subject to adjustment in accordance with the Stock Purchase Agreement. Penn Independent Corporation, a privately held corporation located in Hatboro, Pennsylvania, is a leading U.S. wholesale broker of commercial insurance for small and middle market businesses, public entities and associations. Penn Independent Corporation also owns 4,631,250 shares of Penn-America Group, Inc. (“Penn-America”) common stock, which represents approximately 31.4% of the outstanding common stock of Penn-America. Penn Independent Corporation is comprised of five major businesses, including: Delaware Valley Underwriting Agency, Inc., a wholesale agency primarily providing insurance polices on an excess and surplus lines basis; Apex Insurance Agency, Inc., a specialty and reinsurance broker for municipalities and government agencies; Stratus Insurance Services, Inc., a niche association-based broker; Summit Risk Services, Inc., a third party claims administrator; and Penn Independent Financial Services, Inc., a premium finance company. Pursuant to the Stock Purchase Agreement, Penn Independent Corporation has also agreed to vote its shares of Penn-America common stock in favor of the adoption of the Agreement and Plan of Merger (the “Merger Agreement”), dated October 14, 2004 by and among Penn-America, United National Group, U.N. Holdings II, Inc. and Cheltenham Acquisition Corp., which contemplates, among other things, the Merger, at a Penn-America special meeting of shareholders. The Penn Independent Corporation transaction is expected to close in the first quarter of 2005.

Proposed Merger of United National Group and Penn-America

In a transaction separate from the Stock Purchase Agreement, on October 14, 2004 the board of directors of United National Group and the board of directors of Penn-America agreed to a strategic combination of United National Group and Penn-America under the terms of the Merger Agreement. Penn-America, a publicly traded company, located in Hatboro, Pennsylvania, is a specialty property and casualty insurance holding company, which markets and underwrites general liability, commercial property and multi-peril insurance for small businesses that are located in small towns and suburban and rural areas nationwide. Penn-America distributes its products through a network of about 65 wholesale general agents who serve the needs of more than 30,000 retail insurance brokers.

Subject to the terms and conditions of the Merger Agreement and in accordance with Pennsylvania law, at the effective time of the Merger, Cheltenham Acquisition Corp., a wholly-owned subsidiary of U.N. Holdings II, Inc. that was formed for the purposes of the Merger, will be merged with and into Penn-America. Penn-America will survive the Merger as an indirect, wholly-owned subsidiary of United National Group. The transaction is expected to close in the first quarter of 2005.

Each share of Penn-America common stock outstanding immediately prior to the effective time (other than shares held by United National Group, Penn Independent Corporation or any of their subsidiaries) will be converted into the right to receive (A) an amount of United National Group Class A common shares equal to the result obtained by dividing $13.875 by the volume weighted average sales price of a United National Group Class A common share, as reported on the Nasdaq Stock Market by The Wall Street Journal during the 20 consecutive trading days ending on and including the trading day immediately preceding the date of the effective time of the Merger and (B) an amount in cash equal to $1.50, issuable and payable, without interest, upon surrender of the certificate that formerly evidenced such share of Penn-America common stock.

Penn-America shareholders will receive cash for any fractional shares they would otherwise receive in the Merger. The amount of cash for any fractional shares Penn-America shareholders will receive will be equal to the product of (A) the fractional share interest of a United National Group Class A common share to which such holder otherwise would be entitled (after taking into account all shares of Penn-America common stock held at the effective time by such holder) multiplied by (B) the volume weighted average sales price of a United National Group Class A common share during the 20 consecutive trading days ending on and including the trading day immediately preceding the date of the effective time.

The Merger Agreement may be terminated at any time prior to the effective time of the Merger by the mutual written consent of United National Group and Penn-America. In addition, the Merger Agreement may be terminated by either United National Group or Penn-America if the Merger has not been consummated as of March 31, 2005, subject to certain limitations, and under other circumstances described in the Merger Agreement. The transaction is expected to close in the first quarter of 2005.

The closing of the sale of the Penn Independent Corporation common stock is not a condition to the closing of the Merger and the Closing of the Merger is not a condition to the sale of the Penn Independent Corporation common stock.

Subject to the approval of the United National Group shareholders, United National Group intends to changes its name to “United America Indemnity, Ltd.” upon the close of the Merger.

Critical Accounting Policies and Estimates

Investments

Fair values

The carrying amount for our investments approximates their estimated fair value. We measure the fair value of investments in our fixed income and equity portfolios based upon quoted market prices. We also hold other invested assets, including investments in several limited partnerships, which were valued at $51.0 million as of September 30, 2004. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of September 30, 2004, our other invested assets portfolio included $20.2 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

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

At September 30, 2004, we had two equity securities whose decline in value had persisted for 12 continuous months and two equity securities whose decline in value had been more than 20% for six continuous months. These four securities were written down to their fair value at September 30, 2004, and we recorded an impairment charge of $0.2 million, which was included in net realized investment gains (losses) for the quarter and nine months ended on September 30, 2004.

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

As of September 30, 2004, we had total reinsurance receivables of $1,651.0 million. The carrying value of these reinsurance receivables is net of a $31.2 million reduction, which is equal to our estimate of potentially uncollectible reinsurance receivables. Our estimate of potentially uncollectible reinsurance receivables, which was $49.1 million at the date of the Acquisition, has been reduced to $31.2 million as of September 30, 2004 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. on October 29, 2003. As of December 31, 2003, the Company had net reinsurance receivables of $1,763.0 million, net of a $33.7 million reduction related to potentially uncollectible receivables.

As of September 30, 2004, the amount of collateral securing individual reinsurance receivables held by us aggregated $725.9 million, resulting in reinsurance receivables net of collateral of $925.1 million.

As of September 30, 2004, we also had total prepaid reinsurance premiums of $59.5 million.

Gross premiums written were $108.7 million and $314.7 million for the quarter and nine months ended September 30, 2004, respectively, compared with $180.9 million and $543.8 million for the quarter and nine months ended September 30, 2003, respectively. Net premiums written were $78.2 million and $205.0 million for the quarter and nine months ended September 30, 2004, respectively, compared with $49.3 million and $148.8 million for the quarter and nine months ended September 30, 2003, respectively. Net premiums written grew as a result of increasing rates combined with increased retentions across our core book of business as a result of purchasing less reinsurance. In addition, we have recently converted select quota share reinsurance arrangements to excess of loss reinsurance arrangements. Gross premiums written were lower as a result of exiting from heavily reinsured products.

The U.S. Insurance Subsidiaries have entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. This reinsurance arrangement resulted in 45% and 15% of our net retained insurance liability on new and renewal business bound January 1, 2004 through April 30, 2004 being ceded to U.N. Barbados and U.N. Bermuda, respectively. The agreement also stipulates that 60% of the U.S. Insurance Subsidiaries’ December 31, 2003 net unearned premium be ceded to our Non-U.S. Operations.

This quota share arrangement was modified as of May 1, 2004. The new arrangement stipulates that 60% of the U.S. Insurance Subsidiaries’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to U.N. Bermuda. The modified arrangement also stipulates that 60% of the U.S. Insurance Subsidiaries’ April 30, 2004 unearned premium be ceded to U.N. Bermuda.

Contingent Commissions

Certain professional general agencies receive special incentives when certain premium thresholds are met or when loss results of programs are more favorable than predetermined thresholds. These costs are estimated and charged to other underwriting expenses when incurred. The aggregate dollar amount of contingent commission payments that we pay to brokers and agents represents only a small portion of our total commissions paid.

Income Tax

We have managed our business in a manner designed to reduce the risk that U.N. Barbados will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. On July 14, 2004 a protocol was signed by the U.S. Treasury Secretary and the Barbados Minister of Industry and International Business to amend the U.S. — Barbados Convention for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income Signed on December 31, 1984, as amended. The treaty amendment is subject to ratification by the U.S. and Barbados governments. On October 10, 2004 the United States Senate approved the treaty amendment. In order to complete the ratification process, the government of Barbados must approve the treaty amendment and formally exchange ratification documents with the United States. Provisions of the proposed amended treaty would be effective the first day of the second month following ratification with respect to tax withheld by the payor on amounts of interest not subject to a portfolio exemption and on dividends or royalties paid or credited, and would be effective for taxable years beginning on or after the first day of January following ratification for other taxes. Under the protocol, U.N. Barbados’ investment income on an intercompany note payable to U.N. Barbados on or after the effective dates of the amendment would be subject to U.S. withholding tax of 30 percent, an increase from the existing rate of 5 percent. The investment income subject to this tax was $2.9 million and $8.7 million for the quarter and nine months ended September 30, 2004, respectively. We have identified an alternative that we believe will mitigate the impact of the protocol on our overall effective tax rate. We have begun to implement this plan and expect to have it in place before year-end 2004.

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

We evaluate segment performance based on gross and net premiums written, net premiums earned and net losses and loss adjustment expenses. The following tables set forth an analysis of financial data for our segments during the periods indicated:

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Gross premiums written:
E&S	$206,237	$380,624
Specialty admitted	108,496	163,189

Gross premiums written	$314,733	$543,813

Net premiums written:
E&S	$117,803	$88,832
Specialty admitted	87,240	59,976

Net premiums written	$205,043	$148,808

Net premiums earned:
E&S	$95,392	$84,437
Specialty admitted	70,359	54,504

Net premiums earned	$165,751	$138,941

Net losses and loss adjustment expenses:
E&S	$54,758	$55,709
Specialty admitted	43,637	36,829

Net losses and loss adjustment expenses	$98,395	$92,538

Net losses and loss adjustment expense ratio:
E&S	57.4%	66.0%
Specialty admitted	62.0%	67.6%

Net losses and loss adjustment expense ratio	59.4%	66.6%

	For the Quarter Ended September 30,
(Dollars in thousands)	2004	2003
Gross premiums written:
E&S	$68,486	$138,672
Specialty admitted	40,171	42,188

Gross premiums written	$108,657	$180,860

Net premiums written:
E&S	$42,888	$31,339
Specialty admitted	35,355	18,008

Net premiums written	$78,243	$49,347

Net premiums earned:
E&S	$34,529	$28,197
Specialty admitted	26,404	16,347

Net premiums earned	$60,933	$44,544

Net losses and loss adjustment expenses:
E&S	$17,886	$17,409
Specialty admitted	16,730	12,991

Net losses and loss adjustment expenses	$34,616	$30,400

Net losses and loss adjustment expense ratio:
E&S	51.8%	61.7%
Specialty admitted	63.4%	79.5%

Net losses and loss adjustment expense ratio	56.8%	68.2%

Results of Operations

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

The results of operations for the nine months ended September 30, 2004 reflect the financial performance of United National Group. The results of operations for the nine months ended September 30, 2003 reflect the combined financial performance of United National Group and the Predecessor, Wind River Investment Corporation.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $314.7 million for the nine months ended September 30, 2004, compared with $543.8 million for the nine months ended September 30, 2003, a decrease of $229.1 million or 42.1%. The decrease primarily resulted from the termination of 17 products within our four product classes during 2003 and 13 products within our four product classes during 2002. Gross premiums written relative to those terminated products were $19.3 million for the nine months ended September 30, 2004, compared with $191.8 million for the nine months ended September 30, 2003. In addition, gross premiums written decreased $63.4 million relative to our umbrella and excess product class, exclusive of the terminated products. A further breakdown of gross premiums written is as follows:

•	E&S gross premiums written were $206.2 million for the nine months ended September 30, 2004, compared with $380.6 million for the nine months ended September 30, 2003, a decrease of $174.4 million or 45.8%. This decrease primarily resulted from the termination of 12 products within our four product classes during 2003 and 11 products within our four product classes during 2002, combined with a reduction in gross premiums written of $36.9 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by renewal rate increases of approximately 11% (as measured against expiring rates) on other products. E&S gross premiums written relative to the terminated products were $13.1 million for the nine months ended September 30, 2004, compared with $142.9 million for the nine months ended September 30, 2003.

•	Specialty admitted gross premiums written were $108.5 million for the nine months ended September 30, 2004, compared with $163.2 million for the nine months ended September 30, 2003, a decrease of $54.7 million or 33.5%. The decrease in specialty admitted gross premiums written was primarily the result of the termination of 5 products during 2003 and 2 products during 2002, combined with a reduction in gross premiums written of $26.5 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by renewal rate increases of approximately 9% on other products. Specialty admitted gross premiums written relative to the terminated products were $6.2 million for the nine months ended September 30, 2004, compared with $48.9 million for the nine months ended September 30, 2003.

Net premiums written, which equal gross premiums written less ceded premiums written, were $205.0 million for the nine months ended September 30, 2004, compared with $148.8 million for the nine months ended September 30, 2003, an increase of $56.2 million or 37.8%. The ratio of net premiums written to gross premiums written increased to 65.1% for the nine months ended September 30, 2004 from 27.4% for the nine months ended September 30, 2003. Net premiums written relative to terminated products were $2.5 million for the nine months ended September 30, 2004 compared with $18.5 million for the nine months ended September 30, 2003. A further breakdown of net premiums written is as follows:

•	E&S net premiums written were $117.8 million for the nine months ended September 30, 2004, compared with $88.8 million for the nine months ended September 30, 2003, an increase of $29.0 million or 32.6%. The ratio of net premiums written to gross premiums written was 57.1% for the nine months ended September 30, 2004, compared with 23.3% for the nine months ended September 30, 2003. The increase in net premiums written was largely due to increasing our retention relative to individual products and due to rate increases of approximately 12%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to the terminated products were $1.5 million for the nine months ended September 30, 2004, compared with $10.9 million for the nine months ended September 30, 2003.

•	Specialty admitted net premiums written were $87.2 million for the nine months ended September 30, 2004, compared with $60.0 million for the nine months ended September 30, 2003, an increase of $27.3 million or 45.5%. The ratio of net premiums written to gross premiums written was 80.4% for the nine months ended September 30, 2004, compared with 36.8% for the nine months ended September 30, 2003. The increase in net premiums written was largely due to the increases in retentions and due to rate increases of approximately 8%. The increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to terminated products were $1.0 million for the nine months ended September 30, 2004, compared with $7.6 million for the nine months ended September 30, 2003.

Net premiums earned were $165.8 million for the nine months ended September 30, 2004, compared with $138.9 million for the nine months ended September 30, 2003, an increase of $26.8 million or 19.3%. A further breakdown of net premiums earned is as follows:

•	E&S net premiums earned were $95.4 million for the nine months ended September 30, 2004, compared with $84.4 million for the nine months ended September 30, 2003, an increase of $11.0 million or 13.0%. The increase in net premiums earned was primarily due to the impact of the previously mentioned retention increases and rate increases, partially offset by a decrease due to the previously mentioned product terminations.

•	Specialty admitted net premiums earned were $70.4 million for the nine months ended September 30, 2004, compared with $54.5 million for nine months ended September 30, 2003, an increase of $15.9 million or 29.1%. Net premiums earned increased primarily due to the impact of the previously mentioned retention increases and rate increases, partially offset by a decrease due to the impact of the previously mentioned product terminations.

Net Investment Income

Gross investment income, excluding realized gains and losses, was $16.5 million for the nine months ended September 30, 2004, compared with $17.1 million for the nine months ended September 30, 2003, a decrease of $0.6 million or 3.4%. The decrease in investment income is due to several factors. As a result of the revaluation of our investment portfolio in connection with the Acquisition, amortization of premiums on bonds reduced gross investment income by $0.9 million for the nine months ended September 30, 2004. Although the value of cash and invested assets was $100.6 million higher at September 30, 2004 compared to September 30, 2003, our average bond portfolio, net of securities that are short-term in nature, was only $23.3 million greater for the nine months ended September 30, 2004 compared to the corresponding period in 2003.

The average duration of our fixed income investments, excluding securities that are short-term in nature, approximated 3.8 years as of September 30, 2004, compared with 4.2 years as of December 31, 2003. Our book yield on our fixed income investments was 3.2% for the nine months ended September 30, 2004, compared with 4.2% for the nine months ended September 30, 2003.

Investment expenses were $2.9 million for the nine months ended September 30, 2004, compared with $3.0 million for the nine months ended September 30, 2003, a decrease of $0.1 million or 4.7%.

Net Realized Investment Gains (Losses)

Net realized investment losses were $0.7 million for the nine months ended September 30, 2004, compared with net realized investment gains of $4.9 million for the nine months ended September 30, 2003. The net realized investment losses for the current period consists of net gains of $0.1 million relative to our equity portfolio (net of a $0.2 impairment charge), net losses of $0.6 million relative to the market value of options, net losses of $0.1 million relative to our fixed income investments, and net losses of $0.1 million relative to our convertible bond and equity portfolios. The net realized investment gains for the nine months ended September 30, 2003 consisted of net gains of $6.3 million relative to our equity portfolio, net losses of $0.5 million relative to our fixed income investments, and net losses of $0.9 million relative to other invested assets.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $98.4 million for the nine months ended September 30, 2004, compared with $92.5 million for the nine months ended September 30, 2003, a increase of $5.9 million or 6.3%. The loss ratio for the nine months ended September 30, 2004 was 59.4% compared with 66.6% for the nine months ended September 30, 2003. The loss ratio for the nine months ended September 30, 2004 and 2003, excluding the impact of purchase accounting adjustments, would have been 57.8% and 65.8%, respectively. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. These improvements were offset by $1.7 million of net losses related to Hurricanes Charley, Frances, Ivan, and Jeanne for the nine months ended September 30, 2004, which had the impact of increasing our loss ratio by 1.0 percentage points. A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $54.8 million for the nine months ended September 30, 2004, compared with $55.7 million for the nine months ended September 30, 2003. The loss ratio was 57.4% for the nine months ended September 30, 2004, compared with 66.0% for the nine months ended September 30, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. These improvements were offset by $1.7 million of net losses related to hurricanes for the nine months ended September 30, 2004, which had the impact of increasing our loss ratio by 1.7 percentage points.

•	Specialty admitted net losses and loss adjustment expenses were $43.6 million for the nine months ended September 30, 2004, compared with $36.8 million for the nine months ended September 30, 2003. The loss ratio for the nine months ended September 30, 2004 was 62.0%, compared with 67.6% for the nine months ended September 30, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $56.7 million for the nine months ended September 30, 2004, compared with $34.7 million for the nine months ended September 30, 2003, an increase of $21.9 million or 63.2%. This increase can be attributed to a $24.1 million increase in acquisition costs and a $2.2 million decrease in other underwriting expenses.

The $24.1 million increase in acquisition costs was primarily the result of a reduction in ceding commissions of $77.8 million partially offset by a decrease in direct commission expense of $39.6 million. Contingent commission expense decreased $1.5 million and the deferral of acquisition costs increased by $12.6 million. The reduction in ceding commission income was a result of a decrease in ceded premiums written resulting from an increase in our level of retention and reduction in heavily reinsured business. The reduction in direct commission was consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit margins nonetheless increased based upon an improvement in our loss experience.

The $2.2 million decrease in other underwriting expenses was primarily due to reduced compensation and employee benefit costs which were $3.8 million lower resulting from the termination of the stock appreciation plan in the nine months ended September 30, 2003 offset by higher professional service costs which increased by $1.5 million.

Provision for Doubtful Reinsurance Receivables

We recorded no charge for an allowance for doubtful reinsurance receivables for the nine months ended September 30, 2004 as compared to a $1.8 million charge for the nine months ended September 30, 2003.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 34.2% for the nine months ended September 30, 2004, compared with 26.3% for the nine months ended September 30, 2003. The expense ratio for the nine months ended September 30, 2004 and 2003, excluding the impact of purchase accounting adjustments, would have been 33.8% and 26.6%, respectively. The expense ratio for the nine months ended September 30, 2004 was principally impacted by the changes to commissions and other underwriting expenses described above. Part of our strategy is to continue to retain a higher percentage of our premiums, and increase our underwriting profit through improved loss experience. To the extent that we are able to accomplish a higher retention percentage, we expect this increase in expense ratio to be more than offset by a decrease in our loss ratio.

Our combined ratio was 93.5% for the nine months ended September 30, 2004, compared with 92.9% for the nine months ended September 30, 2003. This increase in the combined ratio was primarily due an increase of purchase accounting adjustments of 1.3% compared to the same period in the prior year, 1.0% of catastrophe losses during the nine months ended September 30, 2004, and a reduction in the amount of ceding commission income, net of direct commission, related to terminated products, partially offset by an improvement in the loss ratio as described above.

Other Operating Expenses

Other operating expenses were $1.0 million for the nine months ended September 30, 2004, compared with $0.5 million for the nine months ended September 30, 2003, an increase of $0.5 million.

Interest Expense

Interest expense was $4.1 million for the nine months ended September 30, 2004, an increase of $3.8 million compared to the same period in the prior year. Interest expense for the current period consists of interest related to our senior notes payable to a related party and junior subordinated debentures.

Income Tax (Benefit) Expense

Income tax benefit was $2.6 million for the nine months ended September 30, 2004, compared with $5.8 million of tax expense for the nine months ended September 30, 2003. Our effective tax benefit for the nine months ended September 30, 2004 was 13.7%, compared with an effective tax rate of 20.5% for the nine months ended September 30, 2003. The effective rates differed from the 35.0% U.S. statutory rate due in part to investment in tax-exempt securities and foreign income not expected to be taxed in the U.S. An alternative minimum tax credit carryover of $9.3 million is available for 2004 and future years and does not expire. We are limited by Internal Revenue Code sections 382 and 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Acquisition. The section 382 limitation is an amount equal to the value of the purchase price of the Acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Acquisition is $8.3 million per year.

Equity in Net Earnings of Partnerships

Equity in net earnings of partnerships was $0.9 million for the nine months ended September 30, 2004, compared with $2.1 million for the nine months ended September 30, 2003, a decrease of $1.2 million or 55.7%. The decrease is primarily attributable to the performance of a limited partnership investment which invests mainly in convertible bonds and equities.

Extraordinary Gain

The extraordinary gain of $1.2 million for the nine months ended September 30, 2004 represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Acquisition, which are currently considered to be deductible for federal tax purposes. The extraordinary gain of $46.4 million for the nine months ending September 30, 2003 represents the excess of the estimated fair value of net assets acquired over purchase price from the Acquisition.

Net Income and Net Operating Income

The factors described above resulted in net income of $23.2 million for the nine months ended September 30, 2004, compared with $70.8 million for the nine months ended September 30, 2003, a decrease of $47.6 million or 67.2%. Net operating income was $22.5 million for the nine months ended September 30, 2004, compared with $21.3 million for the nine months ended September 30, 2003. Net operating income for the nine months ended September 30, 2004 is equal to the sum of the nine months ended September 30, 2004 net income and $0.5 million of after-tax realized investment losses less the extraordinary gain of $1.2 million. Net operating income for the nine months ended September 30, 2003 is equal to the nine months ended September 30, 2003 net income less $3.1 million of after-tax realized investment gains and the extraordinary gain of $46.4 million.

The Quarter Ended September 30, 2004 Compared with the Quarter Ended September 30, 2003

The results of operations for the quarter ended September 30, 2004 reflect the financial performance of United National Group. The results of operations for the quarter ended September 30, 2003 reflects the combined financial performance of United National Group and the Predecessor, Wind River Investment Corporation.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $108.7 million for the quarter ended September 30, 2004, compared with $180.9 million for the quarter ended September 30, 2003, a decrease of $72.2 million or 39.9%. The decrease primarily resulted from the termination of 17 products within our four product classes during 2003 and 13 products within our four product classes during 2002. Gross premiums written relative to those terminated products were $0.8 million for the quarter ended September 30, 2004, compared with $61.2 million for the quarter ended September 30, 2003. In addition, gross premiums written decreased $10.7 million relative to our umbrella and excess product class, exclusive of the terminated products. A further breakdown of gross premiums written is as follows:

•	E&S gross premiums written were $68.5 million for the quarter ended September 30, 2004, compared with $138.7 million for the quarter ended September 30, 2003, a decrease of $70.2 million or 50.6%. This decrease primarily resulted from the termination of 12 products within our four product classes during 2003 and 11 products within our four product classes during 2002, combined with a reduction in gross premiums written of $7.9 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by renewal rate increases of approximately 9% (as measured against expiring rates) on other products. E&S gross premiums written relative to the terminated products were $0.4 million for the quarter ended September 30, 2004, compared with $54.8 million for the quarter ended September 30, 2003.

•	Specialty admitted gross premiums written were $40.2 million for the quarter ended September 30, 2004, compared with $42.2 million for the quarter ended September 30, 2003, a decrease of $2.0 million or 4.8%. The decrease in specialty admitted gross premiums written was primarily the result of the termination of 5 products during 2003 and 2 products during 2002, combined with a reduction in gross premiums written of $2.8 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by renewal rate increases of approximately 7% on other products. Specialty admitted gross premiums written relative to the terminated products were $0.4 million for the quarter ended September 30, 2004, compared with $6.4 million for the quarter ended September 30, 2003.

Net premiums written, which equal gross premiums written less ceded premiums written, were $78.2 million for the quarter ended September 30, 2004, compared with $49.3 million for the quarter ended September 30, 2003, an increase of $28.9 million or 58.6%. The ratio of net premiums written to gross premiums written increased to 72.0% for the quarter ended September 30, 2004, from 27.3% for the quarter ended September 30, 2003. A further breakdown of net premiums written is as follows:

•	E&S net premiums written were $42.9 million for the quarter ended September 30, 2004, compared with $31.3 million for the quarter ended September 30, 2003, an increase of $11.5 million or 36.9%. The ratio of net premiums written to gross premiums written was 62.6% for the quarter ended September 30, 2004, compared with 22.6% for the quarter ended September 30, 2003. The increase in net premiums written was largely due to increasing our retention relative to individual products and due to rate increases of approximately 10%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to the terminated products were $0.9 million for the quarter ended September 30, 2004, compared with $3.4 million for the quarter ended September 30, 2003.

•	Specialty admitted net premiums written were $35.4 million for the quarter ended September 30, 2004, compared with $18.0 million for the quarter ended September 30, 2003, an increase of $17.3 million or 96.3%. The ratio of net premiums written to gross premiums written was 88.0% for the quarter ended September 30, 2004, compared with 42.7% for the quarter ended September 30, 2003. The increase in net premiums written was largely due to the increases in retentions and due to rate increases of approximately 7%. The increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. There were no net premiums written relative to terminated products for the quarter ended September 30, 2004 compared with $1.4 million for the quarter ended September 30, 2003.

Net premiums earned were $60.9 million for the quarter ended September 30, 2004, compared with $44.5 million for the quarter ended September 30, 2003, an increase of $16.4 million or 36.8%. A further breakdown of net premiums earned is as follows:

•	E&S net premiums earned were $34.5 million for the quarter ended September 30, 2004, compared with $28.2 million for the quarter ended September 30, 2003, an increase of $6.3 million or 22.5%. The increase in net premiums earned was primarily due to the impact of the previously mentioned retention increases and rate increases, partially offset by a decrease due to the impact of the previously mentioned product terminations.

•	Specialty admitted net premiums earned were $26.4 million for the quarter ended September 30, 2004, compared with $16.3 million for quarter ended September 30, 2003, an increase of $10.1 million or 61.5%. The increase in net premiums earned was primarily due to the impact of the previously mentioned retention increases and rate increases, partially offset by a decrease due to the impact of the previously mentioned product terminations.

Net Investment Income

Gross investment income, excluding realized gains and losses, was $6.1 million for the quarter ended September 30, 2004, compared with $5.6 million for the quarter ended September 30, 2003, an increase of $0.5 million or 8.9%. The increase in investment income is due to several factors. As a result of the revaluation of our investment portfolio in connection with the Acquisition, amortization of premiums on bonds reduced gross investment income by $0.3 million for the quarter ended September 30, 2004. Although the value of cash and invested assets was $100.6 million higher at September 30, 2004 compared to September 30, 2003, our average bond portfolio, net of securities that are short-term in nature, was only $74.5 million greater for the quarter ended September 30, 2004 compared to the corresponding period in 2003. Finally, while there was an increase in cash and short-term investments, this was mitigated by a general decline in short-term interest rates.

The average duration of our fixed income investments, excluding securities that are short-term in nature, approximated 3.8 years as of September 30, 2004, compared with 4.2 years as of December 31, 2003. Our book yield on our fixed income investments was 3.4% for the quarter ended September 30, 2004, compared with 4.0% for the quarter ended September 30, 2003.

Investment expenses were $1.1 million for the quarter ended September 30, 2004, compared with $0.9 million for the quarter ended September 30, 2003, a increase of $0.2 million or 28.0%.

Net Realized Investment Gains (Losses)

Net realized investment losses were $1.1 million for the quarter ended September 30, 2004, compared with net realized investment gains of $1.8 million for the quarter ended September 30, 2003. The net realized investment losses for the current period consists of net losses of $0.3 million relative to our equity portfolio (including a $0.2 million impairment charge), net losses of $0.1 million relative to our fixed income investments, and net losses of $0.7 million relative to the market value of options. The net realized investment gains for the quarter ended September 30, 2003 consisted of net gains of $2.2 million relative to our equity portfolio, net gains of $0.3 million relative to our fixed income investments and net losses of $0.7 million relative to other invested assets.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $34.6 million for the quarter ended September 30, 2004, compared with $30.4 million for the quarter ended September 30, 2003, an increase of $4.2 million or 13.9%. The loss ratio for the quarter ended September 30, 2004 was 56.8% compared with 68.2% for the quarter ended September 30, 2003. The loss ratio for the quarter ended September 30, 2004 and 2003, excluding the impact of purchase accounting adjustments, would have been 56.7% and 65.7%, respectively. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. These improvements were offset by $1.7 million of net losses related to Hurricanes Charley, Frances, Ivan, and Jeanne for the quarter ended September 30, 2004, which had the impact of increasing our loss ratio by 2.7 percentage points. A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $17.9 million for the quarter ended September 30, 2004, compared with $17.4 million for the quarter ended September 30, 2003. The loss ratio was 51.8% for the quarter ended September 30, 2004, compared with 61.7% for the quarter ended September 30, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. These improvements were offset by $1.7 million of net losses related to the hurricanes for the quarter ended September 30, 2004, which had the impact of increasing our loss ratio by 4.8 percentage points.

•	Specialty admitted net losses and loss adjustment expenses were $16.7 million for the quarter ended September 30, 2004, compared with $13.0 million for the quarter ended September 30, 2003. The loss ratio for the quarter ended September 30, 2004 was 63.4%, compared with 79.5% for the quarter ended September 30, 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $23.8 million for the quarter ended September 30, 2004, compared with $14.3 million for the quarter ended September 30, 2003, an increase of $9.5 million or 66.5%. This increase can be attributed to a $13.4 million increase in acquisition costs and a $3.9 million decrease in other underwriting expenses. A further analysis of acquisition costs and other underwriting expenses is as follows:

•	The $13.4 million increase in acquisition costs was primarily the result of a reduction in ceding commissions earned of $25.8 million partially offset by a decrease in direct commission expense of $10.1 million. Contingent commission expense increased $0.5 million and the deferral of acquisition costs increased by $2.8 million. The reduction in ceding commission income was a result of a decrease in ceded premiums written resulting from an increase in our level of retention and reduction in heavily reinsured business. The reduction in direct commission was consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit margins nonetheless increased based upon an improvement in our loss experience.

•	The $3.9 million decrease in other underwriting expenses was primarily due to reduced compensation and employee benefit costs which were $4.7 million lower resulting from the termination of the stock appreciation plan in the three months ended September 30, 2003 offset by professional service costs which increased by $0.6 million.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 39.0% for the quarter ended September 30, 2004, compared with 32.1% for the quarter ended September 30, 2003. The expense ratio for the quarter ended September 30, 2004 and 2003, excluding the impact of purchase accounting adjustments, would have been 37.4% and 33.0%, respectively. The expense ratio for the quarter ended September 30, 2004 was principally impacted by the changes to commissions and other underwriting expenses described above. Part of our strategy is to continue to retain a higher percentage of our premiums, and increase our underwriting profit through improved loss experience. To the extent that we are able to accomplish a higher retention percentage, we expect this increase in expense ratio to be more than offset by a decrease in our loss ratio.

Our combined ratio was 95.8% for the quarter ended September 30, 2004, compared with 100.3% for the quarter ended September 30, 2003. This decrease in the combined ratio was primarily due to an improvement in the loss ratio as a result of our strategy described above, offset by 2.7% of catastrophe losses during the quarter ended September 30, 2004, and a reduction in the amount of ceding commission income, net of direct commission, related to terminated products.

Other Operating Expenses (Income)

Other operating expenses were $0.3 million for the quarter ended September 30, 2004, compared with $0.1 million of other operating expenses for the quarter ended September 30, 2003, an increase of $0.2 million.

Interest Expense

Interest expense was $1.4 million for the quarter ended September 30, 2004, an increase of $1.1 million compared to the same period in the prior year. Interest expense for the current period consists of interest related to our senior notes payable to a related party and junior subordinated debentures.

Income Tax (Benefit) Expense

Income tax benefit was $1.4 million for the quarter ended September 30, 2004, compared with $0.7 million of tax expense for the quarter ended September 30, 2003. Our effective tax benefit for the quarter ended September 30, 2004 was 29.9%, compared with an effective tax rate of 12.5% for the quarter ended September 30, 2003. The effective rates differed from the 35.0% U.S. statutory rate due in part to investment in tax-exempt securities and foreign income not expected to be taxed in the U.S. An alternative minimum tax credit carryover of $9.3 million is available for 2004 and future years and does not expire. We are limited by Internal Revenue Code sections 382 and 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Acquisition. The section 382 limitation is an amount equal to the value of the purchase price of the Acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Acquisition is $8.3 million per year.

Equity in Net Earnings of Partnerships

Equity in net earnings of partnerships was $0.3 million for the quarter ended September 30, 2004, compared with $0.6 million for the quarter ended September 30, 2003, a decrease of $0.3 million. The decrease is primarily attributable to the performance of a limited partnership investment that invests mainly in convertible bonds and equities.

Extraordinary Gain

The extraordinary gain of $1.2 million for the quarter ended September 30, 2004 represents the recognition of tax benefits derived from acquisitions costs incurred in connection with the Acquisition, which are currently considered to be deductible for federal tax purposes. The extraordinary gain of $46.4 million for the quarter ended September 30, 2003 represents the excess of the estimated fair value of net assets over purchase price from the Acquisition.

Net Income and Net Operating Income

The factors described above resulted in net income of $7.7 million for the quarter ended September 30, 2004, compared with $52.2 million for the quarter ended September 30, 2003, a decrease of $44.5 million or 85.3%. Net operating income was $7.2 million for the quarter ended September 30, 2004, compared with $4.7 million for the quarter ended September 30, 2003. Net operating income for the quarter ended September 30, 2004 is equal to the sum of the quarter ended September 30, 2004 net income and $0.7 million of after-tax realized investment losses less the extraordinary gain of $1.2 million. Net operating income for the quarter ended September 30, 2003 is equal to the quarter ended September 30, 2003 net income less $1.1 million of after-tax realized investment gains and the extraordinary gain of $46.4 million.

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

Net cash flow (used for) provided by operating activities was $22.2 million and $31.2 million, respectively, for the nine months ended

September 30, 2004 and 2003. Cash flow used for operating activities for the nine months ended September 30, 2004 was negatively affected by a $30.1 million reduction in ceded balances payable related to our exit from heavily reinsured business and a $17.8 million payment to Bank of America as further discussed in “Legal Proceedings” (Item I of Part II of this report). Cash flow provided by operating activities for the nine months ended September 30, 2003 benefited by $37.1 million due to an increase in net loss and loss adjustment expense reserves and benefited by $16.8 million due to an increase in ceded balances payable.

Net cash used for investing activities was $55.2 million and $23.1 million, respectively, for the nine months ended September 30, 2004 and 2003. The $32.1 million increase in the cash used for investing activities was caused by efforts to invest high levels of cash and cash equivalents during the nine months ended September 30, 2004. Cash and cash equivalents totaled $214.8 million and $72.9 million, respectively, as of December 31, 2003 and 2002. Cash and cash equivalents as of December 31, 2003 exceeded cash and cash equivalents as of December 31, 2002 by $141.9 million. The reasons for high levels of cash and cash equivalents as of December 31, 2003 included the $240.0 million initial capital contribution made by Fox Paine & Company in September 2003, the receipt of $165.6 million of net proceeds from our December 15, 2003 initial public offering and the receipt of $30.0 million due to the issuance of trust preferred securities in September and October 2003, offset by the $100.0 million used to purchase a portion of the common stock of Wind River Investment Corporation owned by the Ball Family trusts and the $150.0 million used in the redemption of our Series A preferred shares.

Net cash provided by financing activities was $7.3 million for the nine months ending September 30, 2004, compared with $17.6 million for the nine months ending September 30, 2003. The source of this cash flow during the nine months ended September 30, 2004 was the issuance of 462,500 Class A common shares at a price of $17.00 per share in January 2004, in connection with exercise by the underwriters of the remaining overallotment option related to our initial public offering. Proceeds to United National Group, net of underwriting discounts of $0.5 million, were $7.3 million.

During the third quarter of 2003 in connection with the acquisition of Wind River Investment Corporation on September 5, 2003, certain key executives purchased 198,750 Class A common shares at $10.00 per share.

On September 30, 2003, American Insurance Service, Inc. (“AIS”), a wholly-owned indirect subsidiary of United National Group, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of Cayman Islands, in a private placement through AIS’ wholly-owned statutory trust, United National Group Capital Trust I (“Trust I”).

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

The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of the common securities of Trust I to AIS, were used to fund the purchase of $10.3 million (in principal amount) of junior subordinated deferrable interest notes issued by AIS under an indenture, dates as of September 30, 2003, between AIS and JPMorgan Chase Bank, as trustee.

Liquidity

At September 30, 2004, we had $189.1 million of cash and cash equivalents. We believe that our U.S. Insurance Subsidiaries maintain sufficient liquidity to pay claims.

Our U.S. Insurance Subsidiaries participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata among the members of the group. United National Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premium that are ceded to United National Insurance Company by the other companies in the group must be collateralized. The state insurance departments that regulate the parties to the intercompany pooling agreements require United National Insurance Company to place assets on deposit subject to trust agreements for the protection of other group members.

There are two intercompany pooling agreements in place. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the U.S. Insurance Subsidiaries cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained is allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool. To cover the required minimum exposure as of September 30, 2004, the trusts were funded to approximately $366.5 million. It is anticipated that the required funding amount will decline in future periods, which would improve the overall liquidity of the domestic insurance group.

The U.S. Insurance Subsidiaries have entered into a quota share arrangement with U.N. Barbados and U.N. Bermuda. This reinsurance arrangement resulted in 45% and 15% of our net retained insurance liability on new and renewal business bound January 1, 2004 through April 30, 2004 being ceded to U.N. Barbados and U.N. Bermuda, respectively. The agreement also stipulates that 60% of the U.S. Insurance Subsidiaries’ December 31, 2003 net unearned premium be ceded to our Non-U.S. Operations.

The quota share arrangement was modified as of May 1, 2004. The new arrangement stipulates that 60% of the U.S. Insurance Subsidiaries’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to U.N. Bermuda. The modified arrangement also stipulates that 60% of the U.S. Insurance Subsidiaries’ April 30, 2004 unearned premium be ceded to U.N. Bermuda.

Reinsurance premiums ceded by our U.S. Insurance Subsidiaries through July 2004 were paid to U.N. Bermuda and U.N. Barbados. Since U.N. Barbados and U.N. Bermuda are not authorized reinsurers in the United States, the insurance laws and regulations of Pennsylvania, Indiana and Wisconsin require the establishment of reinsurance trusts for the benefit of the U.S. Insurance Subsidiaries. The funding requirement includes the amount of all paid loss and loss adjustment expenses, ceded unearned premium reserves, and unpaid loss and loss adjustment expenses. U.N. Bermuda and U.N. Barbados have each established independent reinsurance trust accounts for the benefit of each U.S. Insurance Subsidiary in the amount of $22.8 million and $68.3 million, respectively. We intend to invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that each of U.N. Bermuda and U.N. Barbados will have sufficient liquidity to pay claims prospectively.

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

Investments made by our Non-U.S. Operations will be in taxable securities. Currently, most of the investments of our U.S. Operations are in tax-exempt investments. Prospectively, as fixed income investments mature and new cash is obtained, it will likely be invested in taxable securities.

Capital Resources

We do not anticipate paying any cash dividends on any of our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.

As a result of the debt incurred during the Acquisition and the issuance of trust preferred securities, our U.S. Operations will incur interest expense of approximately $16.9 million in 2004. $11.6 million of this interest expense is related to a note held by U.N. Barbados from U.N. Holdings II, and therefore eliminated during consolidation while $5.3 million is related to senior notes held by the Ball family trusts and the trust preferred securities. Interest of $0.4 million and $1.2 million on the trust preferred securities has been paid during the quarter and nine months ending September 30, 2004. Interest on the senior notes held by the Ball family trusts of $3.9 million was paid in cash in October 2004. Currently, the holding companies of our U.S. Insurance Subsidiaries have cash and investments totaling $21.9 million. In 2004, we do not anticipate that we will need to pay a dividend from our U.S. Insurance Subsidiaries to fund this debt service. In 2005, and thereafter, dividends from our U.S. Insurance Subsidiaries may be required to fund this debt service.

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

On September 30, 2003, AIS, a wholly-owned indirect subsidiary of United National Group, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly-owned Delaware subsidiary, Trust I.

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

On October 29, 2003, AIS sold $20.0 million (aggregate liquidation amount) of floating rate trust preferred securities to I-Preferred Term Securities III, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’ wholly-owned Connecticut subsidiary, United National Group Capital Statutory Trust II (“Trust II”).

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

On September 5, 2003 we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company and The AMC Group, L.P. Management fee payments of $1.5 million in the aggregate were made to Fox Paine & Company and the AMC Group, L.P on November 1, 2004. The next management fee payment of $1.5 million is payable November 1, 2005.

Pursuant to the Stock Purchase Agreement, United National Insurance Company has agreed to purchase 100% of the common stock of Penn Independent Corporation for $96.8 million. The purchase of the common stock and outstanding options on the common stock of Penn Independent Corporation and related transaction costs will be funded from the cash and invested assets of United National Insurance Company. The transaction is expected to close in the first quarter of 2005.

Pursuant to the Merger, U.N. Holdings II, Inc. has agreed to purchase approximately 10,012,479 shares of Penn-America common stock not held by Penn Independent Corporation. We will require cash of approximately $15.0 million to pay $1.50 per share in cash in addition to shares of United National Group Class A common shares issued in exchange for approximately 10,012,479 shares of Penn-America common stock not held by Penn Independent Corporation. The cash requirements of this transaction, including transaction costs, will be funded from cash and invested assets of our subsidiaries exclusive of the U.S. Insurance Subsidiaries. The transaction is expected to close in the first quarter of 2005.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	ineffectiveness of our business strategy due to changes in current or future market conditions;

•	inability to consummate one or both of the pending transaction with Penn Independent Corporation or Penn-America due to the failure to satisfy conditions, including shareholder approval to which the transactions are subject;

•	the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products;

•	greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated;

•	decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers;

•	our ability to implement our business plan for our Non-U.S. Operations;

•	the inability to obtain or maintain financial strength or claims-paying ratings by one or more of our insurance subsidiaries;

•	United National Group, U.N. Barbados or U.N. Bermuda becoming subject to income taxes in the United States;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	acceptance of our products and services, including new products and services;

•	changes in the availability, cost or quality of reinsurance or a deterioration of the claims-paying ability of reinsurers who have payment obligations to us;

•	the effects of acts of terrorism;

•	the effects of terrorist-related insurance legislation and laws;

•	loss of key personnel;

•	political instability in the Cayman Islands, Barbados or Bermuda;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including interest rates, inflation and other factors that could affect our investment portfolio.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to two types of market risk:

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Our fixed income investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income investments fall, and the converse is also true. We expect to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. Our market risk associated with exposure to interest rate risk has not materially changed since December 31, 2003. The average duration of our fixed income investments, excluding securities that are short — term in nature, approximated 3.8 years as of September 30, 2004, compared with 4.2 years as of December 31, 2003.

The table below provides information about our bonds that are sensitive to changes in interest rates.

(Dollars in thousands)

Maturity	Principal	Book	Average Interest Rate
2004	$102,891	$102,909	1.51%
2005	18,345	18,531	1.86%
2006	46,325	46,898	2.51%
2007	41,905	42,252	3.16%
2008	31,915	32,874	3.30%
Thereafter	368,651	368,175	4.41%

Total	$610,032	$611,639	3.55%

Total Fair Value		$621,636

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

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of September 30, 2004, $725.9 million of collateral was held to support the reinsurance receivables.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our chief executive officer and chief financial officer have concluded that as of September 30, 2004, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in Internal Controls

There was not any change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the settlement, Diamond State is proceeding with an arbitration against Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. seeking recovery under a reinsurance agreement covering business produced by Worldwide Weather Insurance Agency on a 100% basis with regard to the type of risk involved. In that connection, Diamond State holds a letter of credit dated March 31, 2004 from Partner Reinsurance Company, Ltd. in the amount of $17.8 million. In addition, Diamond State is seeking indemnification and contribution from Partner Reinsurance Company of the U.S. because of its role in the appointment of Mr. Mollin and Worldwide Weather Insurance Agency. The arbitration hearing commenced on November 8, 2004.

On October 5, 2004, our subsidiary United National Insurance Company agreed in principle to settle, in consideration of a payment by Gulf Underwriters Insurance Company (“Gulf”) to United National Insurance Company in the amount of $1.8 million, a lawsuit instituted by Gulf pending in the Superior Court of Fulton County, Georgia. The lawsuit had sought to rescind a facultative reinsurance certificate issued by Gulf to United National Insurance Company with regard to an individual insurance policy written by United National Insurance Company and ceded to Gulf. The facultative reinsurance certificate provided 100% reinsurance to United National Insurance Company for loss and loss adjustment expenses paid under the insurance policy. The lawsuit had followed United National Insurance Company’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that United National Insurance Company had paid under that insurance policy and for which United National Insurance Company filed a counterclaim against Gulf.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of October 14, 2004, by and among Penn-America Group, Inc., United National Group, Ltd., U.N. Holdings II, Inc. and Cheltenham Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 15, 2004).

2.2	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Penn Independent Corporation, the Shareholders named therein and the Shareholders’ representative (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated October 15, 2004).

2.3	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company and Irvin Saltzman (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K dated October 15, 2004).

2.4	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Jon S. Saltzman and Joanne Lynch Saltzman (incorporated herein by reference to Exhibit 2.4 of our Current Report on Form 8-K dated October 15, 2004).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED NATIONAL GROUP, LTD.
Registrant

November 11, 2004	By:	/s/ David R. Bradley
Date
David R. Bradley
Chief Executive Officer

November 11, 2004	By:	/s/ Kevin L. Tate
Date
Kevin L. Tate
Chief Financial Officer

Exhibit Index

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of October 14, 2004, by and among Penn-America Group, Inc., United National Group, Ltd., U.N. Holdings II, Inc. and Cheltenham Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 15, 2004).

2.2	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Penn Independent Corporation, the Shareholders named therein and the Shareholders’ representative (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated October 15, 2004).

2.3	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company and Irvin Saltzman (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K dated October 15, 2004).

2.4	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Jon S. Saltzman and Joanne Lynch Saltzman (incorporated herein by reference to Exhibit 2.4 of our Current Report on Form 8-K dated October 15, 2004).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.