Form 10-K
period 2004-12-31
UNITED AMERICA INDEMNITY, LTD
filed 2005-03-16
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to
000-50511
Commission File Number
United America Indemnity, Ltd.
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
(Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☑          NO ☐
      The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Class A Common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq National Market as of such date), was $170,225,104.
      As of March 14, 2005, the registrant had outstanding 23,632,201 Class A Common Shares and 12,687,500 Class B Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for its 2005 Annual General Meeting of Shareholders to be held May 4, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

		Page

PART I

Item 1.	BUSINESS	3
Item 2.	PROPERTIES	46
Item 3.	LEGAL PROCEEDINGS	46
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	47
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	48
Item 6.	SELECTED FINANCIAL DATA	49
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	76
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	78
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	125
Item 9A.	CONTROLS AND PROCEDURES	125
Item 9B.	OTHER INFORMATION	125
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	125
Item 11.	EXECUTIVE COMPENSATION	125
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	125
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	126
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	126
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	126
EXECUTIVE EMPLOYMENT AGREEMENT
AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT
LETTER AGREEMENT
LETTER AGREEMENT
EXECUTIVE EMPLOYMENT AGREEMENT
LETTER AGREEMENT
EXECUTIVE EMPLOYMENT AGREEMENT
AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT
LIST OF SUBSIDIARIES
CONSENT OF PRICEWATERHOUSECOOPERS LLP
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
      As used in this annual report, unless the context requires otherwise, (1) “United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries; (2) our “U.S. Subsidiaries” refers to U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, Emerald Insurance Company, and our U.S. Insurance Operations; (3) our “U.S. Insurance Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc. and its subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, and the United National Insurance Companies; (4) the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty

Insurance Company, and United National Specialty Insurance Company; (5) our “Non-U.S. Subsidiaries” refers to our Non-U.S. Insurance Operations, U.A.I. (Gibraltar) Limited, the Luxembourg Companies, Wind River Services, Ltd., and Loyalty Insurance Company, Inc.; (6) our “Non-U.S. Insurance Operations” refers to the insurance and reinsurance and related operations of Wind River Barbados and Wind River Bermuda; (7) “Wind River Barbados” refers to Wind River Insurance Company (Barbados), Ltd.; (8) “Wind River Bermuda” refers to Wind River Insurance Company, Ltd.; (9) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., and Wind River (Luxembourg) S.ar.l.; (10) “United National Group” refers to our U.S. Insurance Operations, Emerald Insurance Company, and Loyalty Insurance Company; (11) the “United National Statutory Trusts” refers to United National Group Capital Trust I and United National Group Capital Statutory Trust II; (12) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; and (13) “$” or “dollars” refers to U.S. dollars.
      As a result of our merger on January 24, 2005 with Penn-America Group, Inc. and Penn Independent Corporation, (1) “United America Indemnity Combined “refers to United America Indemnity, Penn-America Group, and Penn Independent Group; (2) “Penn-America Group” refers to Penn-America Group, Inc., the Penn-America Insurance Companies, and the Penn-America Statutory Trusts; (3) the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; (4) the “Penn-America Statutory Trusts” refers to Penn-America Statutory Trust I and Penn-America Statutory Trust II; (5) “Penn Independent Group” refers to Penn Independent Corporation, PIC Holdings, Inc., Penn Independent Financial Services, Inc., and Penn Independent Agency Operations; (6) “Penn Independent Agency Operations” refers to Stratus Insurance Services, Inc., Apex Insurance Agency, Inc., APEX Insurance Services of Illinois, Inc., Summit Risk Services, Inc., Delaware Valley Underwriting Agency, Inc. (“DVUA”), DVUA Pittsburgh, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., and DVUA Virginia, Inc.; (7) our “Combined U.S. Subsidiaries” refers to our U.S. Subsidiaries, Penn-America Group, and Penn Independent Group; (8) our “Combined Non-U.S. Subsidiaries” refers to our Non-U.S. Subsidiaries and Penn Oceanic Co., Ltd.; (9) our “Combined U.S. Insurance Operations” refers to our U.S. Insurance Operations, Penn-America Insurance Companies, Penn Independent Financial Services, Inc., and Penn Independent Agency Operations; (10) our “Combined U.S. Insurance Subsidiaries” refers to the United National Insurance Companies and the Penn-America Insurance Companies; and (11) “Statutory Trusts” refers to the United National Statutory Trusts and the Penn-America Statutory Trusts.

PART I

Item 1.	Business
Recent Developments
      On January 24, 2005 we completed our previously announced merger with Penn-America Group, Inc. (NYSE: PNG) as well as the previously announced acquisition of Penn Independent Corporation. In connection with the transactions, our shareholders’ approved our change in name from United National Group, Ltd. to United America Indemnity, Ltd.
      As a result of the transactions, we are one of the leading specialty property and casualty insurers in the industry as well as a significant originator of and placement agent for specialty property and casualty insurance coverage. Under our ownership structure, each company will retain its existing corporate identity and the businesses of United America Indemnity, Penn-America Group and Penn Independent Group will continue to be operated by essentially the existing management teams.
      Under the terms of the merger agreement, Penn-America Group, Inc.’s shareholders received $15.375 of value for each share of Penn-America Group, Inc. common stock as follows: (1) 0.7756 of a Class A common share of United America Indemnity, based on $13.875 divided by the volume weighted average sales price of United America Indemnity’s Class A common shares for the 20 consecutive trading days ending January 21, 2005, which was $17.89, and (2) $1.50 in cash.
      At the Penn-America Group, Inc. special meeting held on January 24, 2005, Penn-America Group, Inc.’s shareholders of record as of December 15, 2004 voted to approve, among other things, the merger transaction, and at the United America Indemnity extraordinary general meeting held on January 24, 2005, United America Indemnity shareholders of record as of December 15, 2004 voted to approve, among other things, the issuance of United America Indemnity Class A common shares to Penn-America Group, Inc.’s shareholders in the merger and to change the name of United National Group, Ltd. to United America Indemnity, Ltd.
      Where considered appropriate, references to the business and operations of Penn-America Group and Penn Independent Group have been included in Item 1 — Business, Item 2 — Properties, and Item 3 — Legal Proceedings of Part I of this annual report on Form 10-K. Item 4 of Part I and Parts II, III, and IV of this annual report on Form 10-K pertain exclusively to the business and operations of United America Indemnity, unless specifically noted otherwise.
      On February 7, 2005, Edward J. Noonan, a current board member and former chairman of the audit committee of United America Indemnity, was appointed as the Acting Chief Executive Officer of United America Indemnity, following the departure of David R. Bradley.
      Trading of United America Indemnity Class A common shares will continue on the Nasdaq Stock Market. On March 14, 2005, we changed our trading symbol from “UNGL” to “INDM”.
General
      United America Indemnity is a holding company formed on August 26, 2003 under the laws of the Cayman Islands to acquire our U.S. Insurance Operations.
      Through our U.S. Insurance Operations we are a leading specialty property and casualty insurer with a 45-year operating history in the specialty insurance markets. Our Combined U.S. Insurance Subsidiaries are led by United National Insurance Company and Penn-America Insurance Company, which was acquired on January 24, 2005. The United National Insurance Companies are either licensed or eligible to write on a surplus lines (non-admitted) basis in all 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The Penn-America Insurance Companies write business on both an admitted and non-admitted basis in 37 states, on only an admitted basis in one state, and on only a non-admitted basis in 12 states and the District of Columbia. In March 2005, Penn-America Insurance Company capitalized its wholly owned subsidiary, Penn-Patriot Insurance Company, which is in the process of finalizing its application for a certificate of authority to write business on an admitted basis in the state of Virginia.

      Our Non-U.S. Insurance Operations, which consist of Barbados-based and Bermuda-based insurance companies, began offering insurance products to third parties in May 2004 and reinsurance to our U.S. Insurance Operations in January 2004.
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
      For 2004, our GAAP combined ratio was 92.8%. We have reported an underwriting profit, based on our GAAP financial statements, in 19 of the past 20 years. The combined ratio of an insurance company is generally viewed as an indication of underwriting profitability and is calculated by adding the underwriting expense ratio and the net losses and loss adjustment expense ratio.
      We compete in the specialty insurance market principally through our two primary business segments, our excess and surplus lines (“E&S”) segment and our specialty admitted segment. We offer four general classes of insurance products across both of these primary business segments: specific specialty insurance products, umbrella and excess insurance products, property and general liability insurance products and professional liability insurance products.
      We distribute the insurance products of our Combined U.S. Insurance Subsidiaries through our wholly owned subsidiary, J.H. Ferguson and Associates, LLC (“J.H. Ferguson”), and a group of professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. At January 24, 2005, United America Indemnity Combined had approximately 135 professional general agencies in our marketing and distribution network.
      Through Penn Independent Group, which we acquired on January 24, 2005, we have become a leading U.S. wholesale broker of commercial insurance for small and middle-market businesses, public entities and associations. Penn Independent Group is comprised of five major businesses, including: DVUA, a wholesale agency primarily providing insurance polices on an excess and surplus lines basis; Apex Insurance Agency, Inc., a specialty and reinsurance broker for municipalities and government agencies; Stratus Insurance Services, Inc., a niche association-based broker; Summit Risk Services, Inc., a third party claims administrator; and Penn Independent Financial Services, Inc., a premium finance company.
      Our United National Insurance Companies are rated “A” (Excellent) by A.M. Best, which assigns ratings to insurance companies transacting business in the United States. “A” (Excellent) is the third highest rating of sixteen rating categories. These ratings are based upon factors of concern to policyholders, such as capital adequacy, loss reserve adequacy, and overall operating performance, and are not directed to the protection of investors. Penn-America Insurance Company and Penn-Star Insurance Company are rated “A-” (Excellent) by A.M. Best.  “A-” (Excellent) is the fourth highest rating of sixteen rating categories. Penn-Patriot Insurance Company, which is in the process of finalizing its application for a certificate of authority to write business on an admitted basis in Virginia, is not yet operational and, therefore, has not received a rating from A.M. Best.
      In December 2004, our Non-U.S. Insurance Operations were assigned financial strength ratings by A.M. Best. Wind River Bermuda was assigned a rating of “A-” (Excellent) and Wind River Barbados was assigned a rating of “A” (Excellent).
      We maintain a website at www.uai.ky, although the information contained on our website is not part of this report. We will make available, free of charge on our website, our most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

Recent Trends in Our Industry
      The property and casualty insurance industry has historically been a cyclical industry. During periods of reduced underwriting capacity, as defined by availability of capital, lower competition generally results in more favorable policy terms and conditions for insurers. During periods of excess underwriting capacity, pricing and policy terms and conditions are generally less favorable to insurers due to competition. In the past, several factors have affected underwriting capacity, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors.
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
      We believe that these favorable conditions continued and improved in 2001 when the property and casualty insurance industry experienced a severe dislocation as a result of an unprecedented impairment of capital, causing a substantial contraction in industry underwriting capacity. We believe that this reduction in capacity is a result of, among other things:

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
      These factors have resulted in a general environment of rate increases and conservative risk selection, more restrictive coverage terms and a significant movement of premium from the standard market to the specialty insurance market. During 2003, demand for insurance products to manage risks continued to accelerate while underwriting capacity decreased. This environment began to moderate during 2004. There is no assurance that this trend will continue.
      Consistent with the trends witnessed in the broader property and casualty market, during 2003 and 2002, our rate increases on renewal business across all active segments approximated 30% and 23%, respectively. During 2004, our rate increases on renewal business approximated 9%, which rates we will earn over the period of time for which the policies are in force, generally 12 months.
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
      In contrast, the specialty insurance market provides coverage for hard-to-place risks that do not fit the underwriting criteria of insurance companies operating in the standard market. We segregate the specialty insurance market into two components: the E&S market and the specialty admitted market. In the E&S market, insurance rates and forms are not regulated and can be tailored to meet specific risks. However, U.S. insurance regulations generally require a risk to be declined by three admitted carriers before an E&S lines insurance company may write the risk. The specialty admitted market includes policies written to cover hard-to-place risks, including risks associated with insureds engaged in similar but highly specialized types of activities. These insureds are generally forced to rely on specialty admitted insurance companies for one of two reasons: such insureds require a total insurance product not otherwise available from standard market insurers, or such insureds require insurance products that are not written by large admitted carriers. For regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.
      Competition in the specialty insurance market tends to focus less on price and more on availability, service and other considerations. While specialty insurance market exposures may have higher perceived insurance risk than their standard market counterparts, specialty insurance market underwriters historically have been able to generate underwriting profitability superior to standard market underwriters. According to A.M. Best, in 2003, the average combined ratio for insurers operating in the E&S market was 7.8 percentage points lower than that of insurers operating in the property and casualty industry as a whole.
      According to A.M. Best, from 1983 through 2003, the surplus lines market grew from an estimated $2.1 billion in direct premiums written to $32.8 billion. In contrast, the U.S. property and casualty industry grew more moderately during this period from $114.4 billion in direct premiums written to $456.7 billion. During this period, the surplus lines market as a percentage of the total property and casualty industry grew from approximately 1.8% to 8.3%. Additionally, the growth in terms of commercial lines market share, which comprises the majority of surplus lines premiums, increased from 3.5% to 13.1% over this period.
      The specialty insurance market is significantly affected by the conditions of the insurance market in general. Hard market conditions (i.e., those favorable to insurers), like those experienced in recent years, tend to generate a proportion of business moving from the admitted market back to the surplus lines market, and vice versa when soft market conditions are prevalent. During hard markets, standard market underwriters generally rely on traditional underwriting methods and make adjustments in policy terms, conditions and limits. The firming of the current property and casualty market, which we believe commenced in 2000, caused standard market carriers to refocus on their core books of business.
      Initially, the market shift into the E&S market occurred at a gradual pace. According to A.M. Best data, direct premiums written by the domestic E&S market increased by 8.5% in 2000. Once admitted carriers began to stress underwriting criteria and risk selection techniques in an effort to bolster their operating profits by eliminating non-core lines of business, rather than re-pricing them, the movement of premiums to surplus lines accelerated. As a result, direct premiums written in the domestic E&S market grew 36.6% in 2001, 81.7% in 2002, and 31.1% in 2003. Growth of direct premiums written in the total E&S market, which includes domestic professional E&S underwriters, Lloyds of London, other regulated non-domestic insurers and domestic specialty underwriters was 9.8% in 2000, 35.7% in 2001, 61.7% in 2002, and 28.3% for 2003.
Acquisition of Our U.S. Insurance Operations
      On September 5, 2003, Fox Paine & Company made a capital contribution of $240.0 million to us, in exchange for 10.0 million Class B common shares and 14.0 million Series A preferred shares, and we acquired Wind River Investment Corporation, the holding company for our U.S. Insurance Operations, from a group of family trusts affiliated with the Ball family of Philadelphia, Pennsylvania.
      To effect this acquisition, we used $100.0 million of this $240.0 million capital contribution to purchase a portion of the common stock of Wind River Investment Corporation held by the Ball family trusts. We then purchased the remainder of the common stock of Wind River Investment Corporation that was also held by the Ball family trusts, paying consideration consisting of 2.5 million Class A common shares, 3.5 million Series A preferred shares and senior notes issued by Wind River Investment Corporation having an aggregate principal amount of approximately $72.8 million, which remain fully outstanding and which we have fully and unconditionally guaranteed.
      Of the remaining $140.0 million contributed to us, we then contributed $80.0 million to our U.S. Insurance Operations, used $42.4 million to capitalize our Non-U.S. Insurance Operations and used $17.6 million to fund fees and expenses incurred in connection with the acquisition.
Initial Public Offering of Class A Common Shares (“IPO”)
      In December 2003, we consummated our IPO of 10,750,000 Class A common shares, including 1,000,000 Class A common shares issued in connection with the exercise of a portion of the underwriters’ overallotment option, at a price of $17.00 per share. Proceeds of the offering less underwriting discounts of $12.8 million were $170.0 million. Expenses for the IPO totaled $4.4 million, resulting in net proceeds to us of $165.6 million (the “IPO Proceeds”). We used $150.0 million of the IPO Proceeds to fund the redemption of all our Series A preferred shares. We contributed the remaining proceeds of $15.6 million to our Non-U.S. Insurance Operations. In January 2004, we issued 462,500 Class A common shares in connection with the exercise of the underwriters’ remaining overallotment option at a price of $17.00 per share. Proceeds to us, net of underwriting discounts of $0.5 million, were $7.3 million, which we contributed to our Non-U.S. Insurance Operations.
Business Segments
      We currently operate our business principally through two business segments: E&S and specialty admitted. We de-emphasized our reinsurance segment in 2002 and have not written any business in that segment in 2002, 2003, or 2004.

E&S
      Our E&S segment focuses on writing insurance for hard-to-place risks and risks that standard admitted insurers specifically choose not to write. Our eligibility as an E&S lines insurer allows us to underwrite unique risks with more flexible policy forms and unregulated premium rates. This flexibility typically results in coverages that are more restrictive and more expensive than those offered in the standard admitted market. In 2003, the United States E&S market as a whole represented approximately $32.8 billion in direct premiums written according to A.M. Best, or approximately 7.2% of the $456.7 billion United States property and casualty industry direct premiums written. According to A.M. Best, the E&S market as a whole grew 28.1% from 2002 to 2003 on the basis of direct premiums written. In 2004, we had $260.8 million of gross premiums written in the E&S market.

Specialty Admitted
      Our specialty admitted segment focuses on writing insurance for risks that are unique and hard to place in the standard admitted market for insureds that are required, for marketing and regulatory reasons, to purchase insurance from an admitted insurance company. We estimate that the specialty admitted market as a whole is comparable in size to the E&S market. The specialty admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. In 2004, we had $148.3 million of gross premiums written in the specialty admitted market.

Reinsurance
      Our reinsurance segment includes assumed business written in support of a select group of direct writing reinsurers. All underwriting exposure under this segment has been commuted. We de-emphasized our reinsurance segment in 2002 and have not written any business in that segment in 2002, 2003, or 2004.

      The following table sets forth an analysis of United America Indemnity’s gross premiums written, which is the sum of direct and assumed reinsurance premiums written, by segment during the periods indicated:

	For the Years Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in thousands)
E&S	$260,785	63.8%	$465,866	69.7%	$543,998	68.6%
Specialty admitted	148,288	36.2%	202,514	30.3	249,085	31.4
Reinsurance	—	—	—	—	—	—

Total gross premiums written	$409,073	100.0%	$668,380	100.0%	$793,083	100.0%

Products and Product Development
      The following chart provides representative examples of certain products we offer by product class within the E&S and specialty admitted segments for specific types of customers:

Product Class	Product	Customer	Hypothetical Claim

Specific Specialty	Equine mortality	Owner of pleasure or show horse	Horse dies
	Dealer open lot physical damage	Auto dealer distribution center	Car on open lot damaged due to hail storm
Umbrella and Excess	Umbrella liability coverage over multiple $1 million liability coverage	Small to medium size businesses, such as warehouses, retail stores, commercial contractors and apartment buildings	Employee car accident, trip and fall or products claim
	Excess liability coverage over $1 million primary general liability policy	Small to medium size businesses seeking to purchase more than $1 million general liability limit policies	Trip and fall or products claim
Property and General Liability	Commercial packages	Small businesses, such as warehouses, retail stores and restaurants	Trip and fall or premises claim
	Bicycle manufacturing	Retail bicycle store and bicycle warehouse	Trip and fall or product malfunction claim
	Vacant dwelling	Home of an individual that recently entered a nursing home	Fire damage
Non-Medical Professional Liability	Social Service Agency	Rehabilitation centers and counseling centers	Case worker does not properly supervise charge
	Educators and legal liability	School boards	Teacher sues for discrimination if released prior to tenure
      We develop products that expand solutions for our current customer base, as well as provide new products where a market demand for a specialty solution exists. We utilize a thorough due diligence process to determine the market dynamics, distribution, and profitability potential for products we review. In house actuarial review, loss analysis, and profit calculations are employed as well as claims reviews by our staff. Our direct contacts with our field offices, agents, and customers enable us to identify high quality opportunities. We leverage to our advantage our flexibility to utilize the distribution approach providing the best and most efficient market access. Retail, wholesale brokerage, and general agency models are utilized where appropriate. Where outsourced underwriting models such as general agents are chosen, strict controls are in place to assure compliance with our processes and underwriting guidelines including, daily monitoring, monthly product reviews by senior management and, with respect to the majority of our general agent appointments, regular on-site audits.
      The following table sets forth an analysis of United America Indemnity’s gross premiums written, which is the sum of direct and assumed reinsurance premiums written, by product class within our E&S and specialty admitted segments during the periods indicated:

	For the Years Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in thousands)
Specific specialty	$93,662	22.9%	$284,000	42.5%	$412,191	52.0%
Umbrella and excess	38,897	9.5	160,176	24.0	236,099	29.8
Property and general liability	190,049	46.5	133,679	20.0	77,944	9.8
Non-medical professional liability	86,465	21.1	90,525	13.5	66,849	8.4

Total	$409,073	100.0%	$668,380	100.0%	$793,083	100.0%

      The following table sets forth an analysis of United America Indemnity’s net premiums written, which is gross premiums written less ceded premiums written, by product class within our E&S and specialty admitted segments during the periods indicated:

	For the Years Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in thousands)
Specific specialty	$39,780	14.2%	$57,025	28.5%	$81,882	47.4%
Umbrella and excess	6,472	2.3	8,818	4.4	12,668	7.3
Property and general liability	170,964	61.0	99,836	49.8	54,892	31.8
Non-medical professional liability	62,992	22.5	34,702	17.3	23,247	13.5

Total	$280,208	100.0%	$200,381	100.0%	$172,689	100.0%

      Recently acquired Penn-America Group primarily offers products that fall within two out of four of our product categories: (1) property and general liability and (2) umbrella and excess.
      Under the property and general liability product class, Penn-America Group provides general liability, property and multi-peril policies to small commercial businesses with average annual premiums of approximately $2,000.

•	General liability coverage provides limits generally between $25,000 and $3.0 million per occurrence, with the majority of such policies having limits between $0.5 million and $1.0 million. General liability policy premiums for coverage in excess of $1.0 million per occurrence are considered excess. See discussion on umbrella and excess products below.

•	Property coverage provides limits usually no higher than $2.0 million per risk, with most policies written at limits of $1.0 million per risk or less.

•	Multi-peril policies provide the same property and liability coverages bundled together as a “package” for its insureds.
      Under the property and general liability product class, Penn-America Group wrote gross premiums written of $254.0 million and net premiums written of $224.6 million in 2004.

      Under the umbrella and excess product class, Penn-America Group provides:

•	umbrella coverage with limits of liability up to $5.0 million per occurrence on policies where either it or another carrier writes the primary $1.0 million in general liability; and

•	excess coverage with limits of liability up to $2.0 million per occurrence on policies where it writes the primary $1.0 million in general liability.
      Under the umbrella and excess product class, Penn-America Group wrote gross premiums written of $5.4 million and net premiums written of $0.4 million in 2004. Penn-America Group reinsures a significant portion of the risk on its umbrella and excess product. See “Business — Reinsurance.”
Geographic Concentration
      The following table sets forth the geographic distribution of United America Indemnity’s gross premiums written for the periods indicated:

	For the Years Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in thousands)
New York	$72,462	17.7%	$70,999	10.6%	$66,858	8.4%
California	49,529	12.1	71,836	10.7	81,573	10.3
New Jersey	31,134	7.6	39,968	6.0	34,704	4.4
Florida	27,177	6.6	66,330	9.9	88,990	11.2
Massachusetts	22,826	5.6	25,682	3.8	23,157	2.9
Louisiana	17,056	4.2	29,542	4.4	27,449	3.5
Pennsylvania	16,279	4.0	29,443	4.4	51,220	6.5
Texas	13,415	3.3	38,898	5.9	76,498	9.7
Illinois	12,122	3.0	26,243	4.0	27,872	3.5
Ohio	11,161	2.7	26,621	4.0	31,711	4.0

Subtotal	273,161	66.8	425,562	63.7	510,032	64.4
All others	135,912	33.2	242,768	36.3	281,831	35.6

Total	$409,073	100.0%	$668,330	100.0%	$791,863	100.0%

      Recently acquired Penn-America Group writes business in all 50 states and the District of Columbia. In 2004, only one state accounted for over 10% of the $259.4 million of gross premiums written by the Penn-America Group — California with 10.3%.
Marketing and Distribution
      We primarily market the insurance products of our U.S. Insurance Operations through a group of 79 professional general agencies, including our wholly owned subsidiary J.H. Ferguson, that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. We primarily market the insurance products of our Non-U.S. Insurance Operations through a group of 5 professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. There are 2 agencies that are authorized to distribute the products of both our U.S. and Non-U.S. Insurance Operations. As a result, there are 82 agencies in total that are authorized to offer our products.
      Similarly, Penn-America Group markets and distributes its products through approximately 63 professional general agencies, which in turn produce business through retail insurance brokers. Combined with Penn-America Group, we now have 135 professional agencies to market and distribute our products, because 10 of Penn-America Group’s general agencies were already within our distribution network prior to the business combination. Included in this limited group of 135 professional general agencies is Penn Independent Group’s wholly owned subsidiary, DVUA, one of the general agencies in Penn-America Group’s distribution network. In 2004, Penn-America Group wrote 4.5% of its $259.4 million in gross premiums written through DVUA.
      Of our professional general agencies, the top five, including J.H. Ferguson accounted for 48.9% of our net premiums written for the year ended December 31, 2004. J.H. Ferguson accounted for 9.0% of net premiums written during that period, with no one general agency accounting for more than 15.0%.
      Our distribution strategy is to maintain strong relationships with a limited number of high-quality professional general agencies. We carefully select our professional general agencies based on their experience and reputation. We believe that our distribution strategy enables us to effectively access numerous small markets at a relatively low fixed-cost through the marketing, underwriting and administrative support of our professional general agencies. These professional general agencies and their retail insurance brokers have local market knowledge and expertise that enables us to access these markets more effectively.
Underwriting
      Our professional general agencies have limited quoting and binding authority with respect to a single insurance product and some have limited quoting and binding authority with respect to multiple products. We utilize a three-step underwriting process that is intended to ensure appropriate selection of risk.
      First, we carefully and thoroughly review the expected exposure, policy terms, premium rates, conditions and exclusions to determine whether a risk appropriately fits our overall strategic objectives. Risks that meet these criteria are outlined within pre-approved comprehensive underwriting manuals. We also develop specific administrative and policy issuance processes and procedures that are provided to our underwriting personnel and our professional general agencies.
      Second, our professional general agencies, including our wholly owned subsidiary, J.H. Ferguson, and our direct underwriting personnel further underwrite and assist in the selection of the specific insureds. Our professional general agencies utilize the underwriting manuals and processes and procedures that we provide to generate an insurance quote for the particular insured. In certain cases, a professional general agency may have a potential insured that requires insurance for a risk that lies outside of the scope of our pre-approved underwriting guidelines. For these risks, we also provide a process to enable the delivery of an insurance quote directly from us, after specific review by our underwriters. We regularly update our underwriting manuals to ensure that they clearly outline risk eligibility, pricing, second-step underwriting guidelines and processes, approved policy forms and policy issuance and administrative procedures.
      Third, we monitor the quality of our underwriting on an ongoing basis. Our underwriting staff closely monitors the underwriting quality of our business through a very disciplined control system developed for products and general agency appointments. Our control system typically consists of five independent steps that we believe aid the integrity of our underwriting guidelines and processes, including:

•	daily updates of insureds underwritten;

•	individual policy reviews;

•	monthly general agency and product profile reviews;

•	with respect to agency appointments by our U.S. Insurance Operations, on-site general agency audits for profitability, processes and controls that provide for removal of general agencies not producing satisfactory underwriting results or complying with established guidelines; and

•	internal annual actuarial and profitability reviews.
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
      Over the past few years, we have been successful in increasing our rates. These increases have resulted primarily from a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies. During 2003 and 2002, our rate increases (as measured against expiring rates), across our active segments, approximated 30% and 23%, respectively. During 2004, our rate increases on renewal business approximated 9%, which rates we will earn over the 12-month period for which the policies are typically in force. There is no assurance, however, that these favorable trends will continue or that these rate increases can be sustained.
Reinsurance of Underwriting Risk
      We purchase reinsurance to reduce our liability on individual risks and to protect against catastrophe losses. Reinsurance assists us in controlling exposure to losses, and protecting capital resources. We purchase reinsurance on both a proportional and excess of loss basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. Our reinsurance contracts renew throughout the year, and all of our reinsurance is purchased following guidelines established by our management. We utilize treaty reinsurance products, including proportional reinsurance, excess of loss reinsurance, and property catastrophic loss reinsurance. Additionally, we purchase facultative reinsurance protection on single risks when deemed necessary.
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
      United America Indemnity’s current property writings create exposure to catastrophic events, and its casualty writings create exposure to casualty clash events. Casualty clash exposure arises when two or more insureds are involved in the same loss occurrence. To protect us from certain exposures that do exist, we have purchased $12.0 million of property catastrophe and $2.0 million of casualty clash coverages, both of which are on a per occurrence basis. To the extent that we may have increased catastrophe or casualty clash exposure in the future we may increase our reinsurance protection for these exposures commensurately.
      Similarly, Penn-America Group reinsures its underwriting risks with separate reinsurance treaties primarily through an excess of loss structure, however certain products, such as excess and umbrella, are reinsured through proportional structures. Additionally, facultative reinsurance is utilized on single risks when deemed necessary.

      Penn-America Group’s property writings also create exposure to catastrophic events, and their casualty writings create exposure to casualty clash events. Penn-America Group currently purchases $18.0 million of property catastrophe and up to $10.0 million of casualty clash coverages, both on an occurrence basis to protect it from these exposures.
      In October 2003, we completed a process of restructuring our reinsurance treaties for certain products to decrease our reliance upon proportional reinsurance. Consequently, our ratio of net premiums written to gross premiums written increased to 68.5% in 2004 compared with 30.0% in 2003. This also resulted in an increase in GAAP underwriting profit to $16.5 million in 2004 from $10.8 million in 2003. During 2005 and 2006, both United America Indemnity and Penn-America Group will evaluate their current reinsurance structures for purposes of possible consolidation. Any decision to decrease our reliance upon proportional reinsurance or to increase our excess of loss retentions could increase our earnings volatility.
      We endeavor to purchase reinsurance from financially strong reinsurers with which we have long-standing relationships. In addition, in certain circumstances, we hold collateral, including escrow funds and letters of credit, under reinsurance agreements.
      The following table sets forth United America Indemnity’s ten largest reinsurers, as of December 31, 2004. Also shown are the amounts of premiums written ceded by us to these reinsurers during the year ended December 31, 2004.

	A.M.	Gross	Prepaid	Total		Ceded
	Best	Reinsurance	Reinsurance	Reinsurance	Percent	Premiums	Percent
	Rating	Receivables	Premium	Assets	of Total	Written	of Total
(Dollars in millions)
American Re-Insurance Co.	A	$642.9	$10.4	$653.3	40.2%	$41.4	32.1%
Employers Reinsurance Corp.	A	328.1	16.2	344.3	21.2	39.3	30.5
Hartford Fire Insurance Co.	A+	100.4	—	100.4	6.2	1.1	0.9
GE Reinsurance Corporation	A	73.6	0.1	73.7	4.5	4.0	3.1
General Reinsurance Corp.	A++	70.1	3.7	73.8	4.5	10.2	7.9
Generali — Assicurazioni	A+	53.9	—	53.9	3.3	—	—
Converium AG	B++	49.7	—	49.7	3.1	0.4	0.3
Converium Re (North America)	B-	37.9	0.3	38.2	2.4	1.5	1.2
Swiss Reinsurance America Corp	A+	33.1	—	33.1	2.0	0.8	0.6
Clearwater Insurance (Odyssey Reinsurance Corp.)	A	27.3	—	27.3	1.7	—	—

Subtotal		1,417.0	30.7	1,447.7	89.1	98.7	76.6
All other reinsurers		193.0	11.9	176.2	10.9	30.2	23.4

Total reinsurance receivables before purchase accounting adjustments		1,610.0	42.6	1,623.9	100.0%	$128.9	100.0%

Purchase accounting adjustments		(78.1)	0.0	(49.4)

Total receivables		1,531.9	$42.6	1,574.5

Collateral held in trust from reinsurers		(705.6)		(705.6)

Net receivables		$826.3		$868.9

      At December 31, 2004 and 2003, we carried reinsurance receivables of $1,531.9 million and $1,763.0 million, respectively. These amounts are net of a purchase accounting adjustment of $49.4 million arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustment will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million estimate of uncollectible reinsurance at the time of the acquisition has been subsequently reduced to $28.7 million at December 31, 2004 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At December 31, 2004 and 2003, we held $705.6 million and $719.0 million, respectively, of collateral securing our reinsurance receivables.
      Since the Wind River acquisition date, no allowance for uncollectible reinsurance has been established since management believes its reinsurance receivables are recorded at their net realizable amounts. The need for an allowance for uncollectible reinsurance is based on the results of our regular review of the collectibility of recorded reinsurance receivables due from our external reinsurers.
      As of January 24, 2005, Penn-America Group had total reinsurance receivables of $43.9 million. Approximately 99% of these receivables were due from American Re-Insurance Company (“American Re”), “A” (Excellent) by A.M. Best, and General Re Corporation (“General Re”), “A++” (Excellent) by A.M. Best.
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
      To handle claims, we utilize our own in-house claims department as well as third-party claims administrators (“TPAs”) and assuming reinsurers, to whom we delegate limited claims handling authority. Our experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty claims, latent exposure claims, property claims, TPA oversight and a wholly owned subsidiary that administers claims mostly on the west coast of the United States. The dedicated claims units meet regularly to communicate changes that may occur within their assigned specialty.
      As of December 31, 2004, we had approximately $567.5 million of gross outstanding case reserves on known claims. Claims relating to approximately 48.3% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 32.5% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct two to five day on-site audits of our TPAs at least twice a year. Approximately 19.2% of our reserves are handled by our assuming reinsurers. We diligently review and supervise the claims handled by our reinsurers to protect our reputation and minimize exposure.
      Recently acquired Penn-America Group handles all of its claims through an experienced in-house staff located in its offices in Hatboro, Pennsylvania.
Our Non-U.S. Insurance Operations
      Our Non-U.S. Insurance Operations consist of Wind River Barbados and Wind River Bermuda. Effective January 1, 2004, Wind River Bermuda was listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). This subsidiary is now eligible to write on a surplus lines basis in 29 U.S. states and the District of Columbia. In May 2004, we began writing third-party insurance policies through our Non-U.S. Insurance Operations that are similar in many respects to those that we have historically offered through our U.S. Insurance Operations and that are subject to similar underwriting review. We distribute these insurance products through wholesale insurance brokers in the United States and through a network of professional general agencies.
      Our Non-U.S. Insurance Operations commenced offering reinsurance to the United National Insurance Companies in January 2004 through a quota share arrangement. This reinsurance arrangement resulted in 45% and 15% of our net retained insurance liability on new and renewal business bound January 1, 2004 through April 30, 2004 being ceded to Wind River Barbados and Wind River Bermuda, respectively. The agreement also stipulates that 45% and 15% of the United National Insurance Companies’ December 31, 2003 net unearned premium be ceded to Wind River Barbados and Wind River Bermuda, respectively.
      The quota share arrangement was modified as of May 1, 2004. The new arrangement stipulates that 60% of the United National Insurance Companies’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to Wind River Bermuda. The modified arrangement also stipulates that 60% of the United National Insurance Companies’ April 30, 2004 unearned premium be ceded to Wind River Bermuda. Also, as a result of the modification, none of the net retained liability on new and renewal business bound May 1, 2004 and later by the United National Insurance Companies has been assumed by Wind River Barbados.
      Pending regulatory approvals, the Penn-America Insurance Companies intend to enter into a quota share arrangement with Wind River Bermuda. As a result of this arrangement, a portion of their net retained insurance liability on new and renewal business bound in 2005 may be ceded to Wind River Bermuda.
      On December 23, 2004, Wind River Barbados contributed a $175.0 million promissory note, issued on September 5, 2003 by U.N. Holdings II, Inc., with an interest rate of 6.64% and maturing in 2018, to UAI Luxembourg Investment, S.ar.l (“UAI Luxembourg Investment”).
      On January 24, 2005, U.N. Holdings II, Inc. issued to United America Indemnity, Ltd. a $110.0 million promissory note, with an interest rate of 6.20% and maturing in 2020, in consideration for common stock of United America Indemnity, Ltd., which was exchanged with Penn-America Group, Inc. shareholders in connection with the merger with Penn-America Group, Inc. On that same date, United America Indemnity, Ltd. contributed the $110.0 million promissory note to UAI Luxembourg Investment.
Our Broker Operations
      Through Penn Independent Group, we are a leading U.S. wholesale broker of commercial insurance for small and middle-market businesses, public entities and associations. Penn Independent Group is comprised of five major businesses held under PIC Holdings, Inc. (“PIC Holdings”). DVUA is a wholesale agency primarily providing insurance policies on an excess and surplus lines basis for small to middle market businesses. DVUA wrote premiums of approximately $176.7 million for the year ended December 31, 2004. Apex Insurance Agency, Inc. (“Apex”) serves the specialty property and casualty insurance and reinsurance needs of governmental agencies, such as municipalities, school boards and police departments, and wrote premiums of approximately $57.6 million for the year ended December 31, 2004. Stratus Insurance Services, Inc. specializes in placing insurance for association-based programs and unique classes of business, and wrote premiums of approximately $18.0 million for the year ended December 31, 2004.
      PIC Holdings also owns two non-agency businesses that are related to its core operations. Summit Risk Services, Inc. is a subsidiary of Apex and specializes in providing claims administration services for policies written by Apex and other professional liability providers. Penn Independent Financial Services, Inc. provides premium financing for insureds of property and casualty agents with total premiums financed of approximately $12.0 million for the year ended December 31, 2004. The average policy period financed is seven months.

Reserves for Unpaid Losses and Loss Adjustment Expenses
      Applicable insurance laws require us to maintain reserves to cover our estimated ultimate losses under insurance policies that we write and for loss adjustment expenses relating to the investigation and settlement of policy claims.
      We establish loss and loss adjustment expenses reserves for individual claims by evaluating reported claims on the basis of:

•	our knowledge of the circumstances surrounding the claim;

•	the severity of injury or damage;

•	jurisdiction of the occurrence;

•	the potential for ultimate exposure;

•	the type of loss; and

•	our experience with the insured and the line of business and policy provisions relating to the particular type of claim.
      In most cases, we estimate such losses and claims costs through an evaluation of individual claims. However, for some types of claims, we initially use an average reserving method until more information becomes available to permit an evaluation of individual claims. We also establish loss reserves for losses incurred but not reported (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis. The reserves of each of the United National Insurance Companies and the Penn-America Insurance Companies are established in conjunction with and reviewed by the in-house actuarial staffs and are certified annually by independent actuaries.
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
      This loss development table shows development in United America Indemnity’s loss reserves on a net basis:

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

(Dollars in thousands)
Balance sheet reserves	$152,457	$155,030	$168,599	$180,651	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614
Cumulative paid as of:
One year later	$29,966	$15,886	$13,190	$8,360	$85,004	$64,139	$26,163	$63,667	$42,779	76,048
Two years later	38,623	25,120	13,543	64,079	110,073	82,119	72,579	82,970	96,623
Three years later	45,974	21,867	56,603	77,775	123,129	118,318	75,661	118,401
Four years later	39,537	47,023	66,083	85,923	152,915	110,640	98,654
Five years later	52,829	54,490	72,451	111,044	161,028	126,119
Six years later	58,647	58,064	93,652	116,167	168,091
Seven years later	61,160	77,962	97,409	121,303
Eight years later	79,835	81,279	100,632
Nine years later	83,145	84,083
Ten years later	85,815
Re-estimated liability as of:
End of year	$152,457	$155,030	$168,599	$180,651	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614
One year later	146,119	146,678	148,895	164,080	195,525	157,602	124,896	228,207	261,465	313,213
Two years later	138,304	127,939	137,056	146,959	185,421	155,324	180,044	228,391	263,995
Three years later	119,561	116,751	121,906	137,711	182,584	192,675	180,202	231,133
Four years later	114,905	105,368	118,144	136,307	211,544	192,714	175,198
Five years later	105,963	101,172	116,890	157,605	211,352	175,478
Six years later	101,982	98,847	132,663	157,431	203,451
Seven years later	98,445	111,484	132,542	149,562
Eight years later	111,444	111,446	125,555
Nine years later	111,446	106,423
Ten years later	106,466
Cumulative redundancy
(deficiency)	$45,991	$48,607	$43,044	$31,089	$7,032	$(7,610)	$(44,070)	$(74,349)	$(3,175)	$810	$—

      The net deficiency for 1998 through 2002 primarily resulted from the factors described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding 2002.” The following table provides a reconciliation of United America Indemnity’s liability for losses and loss adjustment expenses, net of reinsurance ceded:

	Years Ended December 31,

	2004	2003	2002

(Dollars in thousands)
Reserves for unpaid losses and loss adjustment expenses at beginning of year	$2,059,760	$2,004,422	$907,357
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,745,737	1,743,602	750,573

Net reserves for losses and loss adjustment expenses at beginning of year	314,023	260,820	156,784

Incurred losses and loss adjustment expenses:
Provision for losses and loss adjustment expenses for claims occurring in the current year	134,648	123,039	130,327
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years(1)	(810)	645	71,423

Incurred losses and loss adjustment expenses	133,838	123,684	201,750

Losses and loss adjustment expenses payments for claims occurring during:
Current year	27,199	27,702	34,047
Prior years	76,048	42,779	63,667

Losses and loss adjustment expenses payments	103,247	70,481	97,714

Net reserves for losses and loss adjustment expenses at end of year	344,614	314,023	260,820
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,531,896	1,745,737	1,743,602

Reserves for unpaid losses and loss adjustment expenses at end of year	$1,876,510	$2,059,760	$2,004,422

(1)	In 2004, we decreased our net loss reserve relative to accident years 2003 and prior by $0.8 million and in 2003, we increased our net loss reserve relative to accident years 2002 and prior by $0.4 million. In 2002, we increased our net loss reserves relative to accident years 2001 and prior by $47.8 million primarily due to higher than anticipated losses in the multi-peril and other liability lines of business and by $23.6 million due to the conclusion of an arbitration proceeding. Net losses and loss adjustment expense ratio increased by 43.9 percentage points in 2002 due to this $71.4 million increase in net loss reserves.
      As of January 24, 2005, Penn-America Group had reserves for gross unpaid losses and loss adjustment expenses of $235.5 million and reserves for net unpaid losses and loss adjustment expenses of $191.6 million.
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

      The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2004, we had $6.4 million of net loss reserves for asbestos-related claims and $5.4 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. In 2002, we identified that portion of our IBNR reserves related to A&E.
      The following table shows United America Indemnity’s reserves for A&E losses:

	Years Ended December 31,

	2004	2003	2002

(Dollars in thousands)
Net reserve for A&E losses and loss adjustment expenses reserves — beginning of period	$8,032	$8,144	$2,104
Plus: Incurred losses and loss adjustment expenses — case reserves	2,012	320	170
Plus: Incurred losses and loss adjustment expenses — IBNR	2,617	111	1,979
Plus: Allocated losses and loss adjustment expenses — IBNR	—	—	4,391
Less: Payments	861	543	500

Net reserves for A&E losses and loss adjustment expenses — end of period	$11,800	$8,032	$8,144

Investments
      Insurance company investments must comply with applicable regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities. As of December 31, 2004, we had $924.3 million of investments and cash and cash equivalent assets.
      Our investment policy is determined by our Board of Directors and is reviewed on a regular basis. We have engaged third-party investment advisors to oversee our investments and to make recommendations to our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is based on a percentage of our capital and surplus.
      Although we generally intend to hold bonds to maturity, we regularly reevaluate our position based upon market conditions. As of December 31, 2004, our bonds had a weighted average maturity of 11.2 years and a weighted average duration of 3.8 years. Our financial statements reflect an unrealized gain on bonds available for sale as of December 31, 2004, of $10.1 million on a pre-tax basis.
      The following table shows a profile of United America Indemnity’s fixed income investments. The table shows the average amount of investments, income earned and the book yield thereon for the periods indicated:

	Years Ended December 31,

	2004	2003	2002

(Dollars in thousands)
Average investments at estimated fair value	$593,139	$506,293	$407,194
Gross investment income(1)	19,863	18,736	20,868
Book yield	3.35%	3.70%	5.12%

(1)	Represents investment income, gross of investment expenses and excluding realized gains and losses.

      Realized gains and (losses), including other than temporary impairments, for the years ended December 31, 2004, 2003, and 2002 were $2.7 million, $5.8 million, and $(11.7) million, respectively.
      The following table summarizes by type the estimated market value of United America Indemnity’s investments and cash and cash equivalents as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total

(Dollars in thousands)
Cash and cash equivalents	$242,123	26.2%	$214,796	25.3%

U.S. Treasury securities	162,414	17.6	42,368	5.0
Obligations of states, municipalities and political subdivisions	77,031	8.3	120,163	14.2
Special revenue bonds	230,879	25.0	369,214	43.5
Corporate bonds	58,180	6.3	15,468	1.8
Asset-backed and mortgage-backed securities	53,143	5.7	2,057	0.2
Other bonds	3,738	0.4	696	0.1

Total bonds	585,385	63.3	549,966	64.8
Equity securities	43,006	4.7	38,113	4.5
Other investments	53,756	5.8	45,434	5.4

Total investments and cash and cash equivalents	$924,270	100.0%	$848,309	100.0%

      The following table summarizes by type the estimated market value of Penn-America Group’s investments and cash and cash equivalents as of January 24, 2005:

	Estimated	Percent of
	Market Value	Total

(Dollars in thousands)
Cash and cash equivalents	$45,821	10.6%

U.S. Treasury securities and obligations of U.S. government agencies	14,890	3.4
Corporate bonds	91,745	21.2
Mortgage-backed securities	116,864	27.1
Other structured securities	15,087	3.5
Municipal securities	125,068	29.0

Total bonds	363,654	84.2
Equity securities	22,375	5.2

Total investments and cash and cash equivalents	$431,850	100.0%

      The following table summarizes, by Standard & Poor’s rating classifications, the estimated market value of United America Indemnity’s investments in bonds, as of December 31, 2004 and December 31, 2003:

	December 31, 2004		December 31, 2003

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total

(Dollars in thousands)
AAA	$469,626	80.2%	$428,422	77.9%
AA	64,555	11.0	93,409	17.0
A	30,827	5.3	10,322	1.9
BBB	18,195	3.1	15,617	2.8
BB	663	0.1	1,396	0.3
B	719	0.1	—	—
CC	800	0.2	800	0.1

Total bonds	$585,385	100.0%	$549,966	100.0%

      The following table summarizes, by Standard & Poor’s rating classifications, the estimated market value of Penn-America Group’s investments in bonds, as of January 24, 2005:

	Estimated	Percent
	Market Value	of Total

(Dollars in thousands)
AAA	$234,932	64.6%
AA	51,364	14.1
A	65,587	18.0
BBB	11,771	3.3

Total bonds	$363,654	100.0%

      The following table sets forth the expected maturity distribution of United America Indemnity’s bonds at their estimated market value as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total

(Dollars in thousands)
One year or less	$18,398	3.1%	$191,586	34.8%
More than one year to five years	170,642	29.2	184,607	33.6
More than five years to ten years	155,928	26.6	147,659	26.8
More than ten years to fifteen years	91,686	15.7	11,649	2.1
More than fifteen years	95,588	16.3	12,408	2.3

Securities with fixed maturities	532,242	90.9	547,909	99.6
Asset-backed and mortgage-backed securities	53,143	9.1	2,057	0.4

Total bonds	$585,385	100.0%	$549,966	100.0%

      The expected weighted average duration of our asset-backed and mortgage-backed securities is 4.8 years.

      The following table sets forth the expected maturity distribution of Penn-America Group’s bonds at their estimated market value as of January 24, 2005:

	Estimated	Percent of
	Market Value	Total

(Dollars in thousands)
One year or less	$8,946	2.5%
More than one year to five years	97,389	26.8
More than five years to ten years	119,162	32.7
More than ten years to fifteen years	4,498	1.2
More than fifteen years	1,709	0.5

Securities with fixed maturities	231,704	63.7
Asset-backed and other structured securities	131,950	36.3

Total bonds	$363,654	100.0%

      The expected weighted average duration of Penn-America Group’s asset-backed and other structured securities is 3.8 years.
      The value of our portfolio of bonds is inversely correlated to changes in market interest rates. In addition, some of our bonds have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we are forced to invest the proceeds at lower interest rates. We seek to mitigate our reinvestment risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time.
      As of December 31, 2004, United America Indemnity had aggregate equity securities of $43.0 million that consisted of $37.9 million in common stocks, $4.0 million in preferred stocks and $1.1 million in preferred stock options.
      As of January 24, 2005, Penn-America Group had aggregate equity securities of $22.4 million that consisted of $18.3 million in common stocks, $3.4 million in preferred stocks and $0.7 million in a single mutual fund invested in adjustable rate mortgages.
Competition
      We compete with numerous domestic and international insurance companies and reinsurers, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, in the specialty insurance market we compete against, among others:

•	American International Group;

•	Berkshire Hathaway;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	Markel Corporation;

•	Nationwide Insurance;

•	Philadelphia Consolidated Group;

•	RLI Corporation;

•	W.R. Berkley Corporation.
      Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of our markets, we compete by developing specialty products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on our expertise. This expertise, and our reputation for offering and underwriting products that are not readily available, is our principal means of differentiating ourselves from our competition. Each of our products has its own distinct competitive environment. We seek to compete through innovative ideas, appropriate pricing, expense control and quality service to policyholders, general agencies and brokers.
Employees
      As of March 1, 2005, United America Indemnity Combined had approximately 680 employees. In addition, we have contracts with international insurance service providers based in Barbados and in Bermuda to provide services to our Non-U.S. Insurance Operations. We have hired individuals who will operate out of our Bermuda office. All employees who operate out of our Bermuda office are subject to approval of any required work permits for non-resident employees. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.
Ratings
      A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. The United National Insurance Companies are currently rated “A” (Excellent) by A.M. Best, the third highest of sixteen rating categories, and have been rated “A” (Excellent) or higher for 17 consecutive years. Penn-America Insurance Company and Penn-Star Insurance Company are currently rated “A-” (Excellent) by A.M. Best, the fourth highest of sixteen rating categories. Penn-Patriot Insurance Company, which is in the process of finalizing its application for a certificate of authority to write business on an admitted basis in Virginia, is not yet operational and, therefore, has not received a rating from A.M. Best. Publications of A.M. Best indicate that “A” (Excellent) or “A-” (Excellent) ratings are assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors.
      In December 2004, our Non-U.S. Insurance Operations were assigned financial strength ratings by A.M. Best. Wind River Bermuda was assigned a rating of “A-” (Excellent) and Wind River Barbados was assigned a rating of “A” (Excellent).
Regulation
General
      The business of insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In the Cayman Islands, Barbados and Bermuda, we operate under a relatively less intensive regulatory regime than exists in the United States, where we are subject to extensive regulation.
      As a holding company, United America Indemnity is not subject to any insurance regulation by any authority in the Cayman Islands.
U.S. Regulation of United America Indemnity Combined
      United America Indemnity Combined has seven operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company and United National Casualty Insurance Company, which are domiciled in Indiana; and United National Specialty Insurance

Company, which is domiciled in Wisconsin. Penn-Patriot Insurance Company, which is domiciled in Virginia, is not yet in operation. We refer to these companies collectively as our Combined U.S. Insurance Subsidiaries.
      United America Indemnity Combined, as the indirect parent of the Combined U.S. Insurance Subsidiaries, is subject to the insurance holding company laws of Indiana, Pennsylvania, Virginia, and Wisconsin. These laws generally require each company of the Combined U.S. Insurance Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the United America Indemnity Combined insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the Combined U.S. Insurance Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements with the non-insurance companies within the United America Indemnity Combined family of insurance companies, our Combined U.S. Insurance Operations or our Non-U.S. Insurance Operations must be fair and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled.

Changes of Control
      Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the management, board of directors and executive officers of the company being acquired, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the Combined U.S. Insurance Subsidiaries, the insurance change of control laws of Indiana, Pennsylvania and Wisconsin would likely apply to such a transaction. While our articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that such shareholder did not control the applicable U.S. Insurance Operations company.
      These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of United America Indemnity, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of United America Indemnity might consider desirable.
      Notice must also be provided to the IID after a person acquires 10% or more of the voting securities of Wind River Bermuda. Failure to do so may cause Wind River Bermuda to be removed from the IID listing. In the event of a change in control and/or merger of Wind River Bermuda, a complete application must be filed with the IID, including all documents that are necessary for the IID to determine if Wind River Bermuda continues to be in compliance for listing with the IID. The IID may determine after a change in control and/or merger that Wind River Bermuda is not in compliance and may remove it from continued listing.

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
      For 2004, our deductible for certified acts of terrorism was 10% of our direct earned premium for the year ended December 31, 2003, or $65.8 million. For 2005, our deductible for certified acts of terrorism is 15% of our direct earned premium, including the Penn-America Insurance Companies, for the year ended December 31, 2004, or $101.4 million. As a result of the low percentage of insureds who have elected to purchase the offered coverage (approximately 0.2% of 2004 direct earned premium was for the coverage subject to TRIA) and reinsurance coverage available to us, to various extents under the majority of our reinsurance contracts, we believe that our net exposure to insured losses from certified acts of terrorism will be considerably less than the deductible amount for 2005.
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

State Insurance Regulation
      State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S.-insurance companies, including but not limited to licensing to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Combined U.S. Insurance Subsidiaries to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Combined U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles, or “SAP,” and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in the state in which the insurer is admitted.

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
      Under Pennsylvania law, United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company may not pay any dividend or make any distribution that, together with other dividends or distributions made within the preceding 12 consecutive months, exceeds the greater of (1) 10% of its surplus as shown on its last annual statement on file with the commissioner or (2) its net income for the period covered by such statement, not including pro rata distributions of any class of its own securities, unless the commissioner has received notice from the insurer of the declaration of the dividend and the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Pennsylvania does not permit a domestic insurer to declare or pay a dividend except out of unassigned funds (surplus) unless otherwise approved by the commissioner before the dividend is paid. Furthermore, no dividend or other distribution may be declared or paid by a Pennsylvania insurance company that would reduce its total capital and surplus to an amount that is less than the amount required by the Insurance Department for the kind or kinds of business that it is authorized to transact.
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
      The dividend limitations imposed by the state laws are based on the statutory financial results of the respective United National Insurance Companies that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation — Statutory Accounting Principles.” Key differences relate to among other items, deferred acquisition costs, limitations on deferred income taxes, required investment reserves and reserve calculation assumptions and surplus notes.
      For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages.

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
      For 2004, United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, and United National Casualty Insurance Company each had two ratios that fell outside the range of usual values: the Change in Net Writings Ratio and the Investment Yield Ratio. The Change in Net Writings Ratio fell outside of the usual ranges as a result of the cessions to our Non-U.S. Insurance Operations that began in January 2004. The Investment Yield Ratio fell outside of the usual ranges primarily as a result of our investment in tax-exempt bonds, which generally have a lower yield than that of taxable bonds.
      For 2004, Penn-America Insurance Company and Penn-Star Insurance Company each had one ratio that fell outside the range of usual values: the Investment Yield Ratio. The ratio fell outside of the usual ranges as a result of declining market yields on investments over the last two years.

Risk-Based Capital Regulations
      Indiana, Pennsylvania and Wisconsin require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers the total adjusted capital of which does not exceed certain risk-based capital levels. Each of United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company had risk-based capital in excess of the required minimum company action levels as of December 31, 2004.

Statutory Accounting Principles (“SAP”)
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
      GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses. As a direct result, different line item groupings of assets and liabilities and different amounts of assets and liabilities are reflected in financial statements prepared in accordance with GAAP than financial statements prepared in accordance with SAP.
      Statutory accounting practices established by the NAIC and adopted in part by the Indiana, Pennsylvania and Wisconsin regulators determine, among other things, the amount of statutory surplus and statutory net income of the United National Insurance Companies and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.

Guaranty Associations and Similar Arrangements
      Most of the jurisdictions in which our Combined U.S. Insurance Subsidiaries are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations. These organizations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offset or in limited circumstances by surcharging policyholders.

Operations of Wind River Barbados and Wind River Bermuda
      The insurance laws of each of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-U.S. insurers and reinsurers that are not admitted to do business within such jurisdictions. Wind River Barbados and Wind River Bermuda are not admitted to do business in the United States. We do not intend that Wind River Barbados and Wind River Bermuda will maintain offices or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction in the United States where the conduct of such activities would require these companies to be admitted or authorized. Wind River Bermuda does intend to seek surplus lines approvals and eligibilities in certain U.S. jurisdictions as further described below.
      As a reinsurer that is not licensed, accredited or approved in any state in the United States, each of Wind River Barbados and Wind River Bermuda have been required to post collateral security with respect to reinsurance liabilities it assumes from the ceding United National Insurance Companies as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Indiana, Pennsylvania, Wisconsin or other applicable states or any of the United National Insurance Companies redomesticates to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, we may be unable to realize some of the benefits we expect from our business plan. Accordingly, our, Wind River Barbados’ and Wind River Bermuda’s business operations could be adversely affected.
      Wind River Bermuda is eligible to write surplus lines insurance in 29 U.S. States and the District of Columbia and is currently preparing to seek surplus lines approvals and eligibilities in other U.S. jurisdictions. In order to obtain such approvals and eligibilities, Wind River Bermuda has been included on the Quarterly Listing of Alien Insurers (“Quarterly Listing”) that is maintained by the IID of the NAIC as of January 1, 2005.
      Wind River Bermuda has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policyholders. The initial minimum trust fund amount is $5.4 million. In subsequent years, Wind River Bermuda must add an amount equal to 30% of its U.S. surplus lines liabilities, as at year end and certified by an actuary, subject to the current maximum of $60.0 million. The NAIC’s IID Plan of Operation Working Group is currently in the early stages of considering proposals to increase both the trust fund maximum amount and the variable percentage amount.
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
      Apart from the financial and related filings required to maintain Wind River Bermuda’s place on the Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Wind River Bermuda generally will not be subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers will generally not apply to Wind River Bermuda’s surplus lines transactions.
Barbados Insurance Regulation
      Wind River Barbados will be subject to regulation under the Barbados Exempt Insurance Act, Cap 308A of the Laws of Barbados, as amended from time to time. In addition, under the Barbados Companies Act, Cap 308A of the Laws of Barbados, Wind River Barbados may only pay a dividend out of the realized profits of the company and may not pay a dividend unless (1) after payment of the dividend it is able to pay its liabilities as they become due, (2) the realizable value of its assets is greater than the aggregate value of its liabilities and (3) the stated capital accounts are maintained in respect of all classes of shares.

      Wind River Barbados will also be required to maintain assets in an amount that permits it to meet the prescribed minimum solvency margin for the net premium income level of its business. In respect of its general insurance business, Wind River Barbados will be required to maintain the following margin of solvency:

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
      Barbados does not require us currently to maintain any additional statutory deposits or reserves relative to Wind River Barbados’ business.
      Wind River Barbados is expressly authorized as a licensed exempt insurance company by the Barbados Exempt Insurance Act to make payments of dividends to non-residents of Barbados and to other licensees free of Barbados withholding tax and without the need for exchange control permission.
Bermuda Insurance Regulation
      The Insurance Act 1978 of Bermuda and related regulations, as amended, or the “Insurance Act,” regulates the insurance business of Wind River Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, or “BMA,” under the Insurance Act. Wind River Bermuda has been registered as a Class 3 insurer by the BMA. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.
      The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers
      There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Wind River Bermuda, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3 insurer in Bermuda.

Cancellation of Insurer’s Registration
      An insurer’s registration may be canceled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act.

Principal Representative
      An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Wind River Bermuda’s principal office is its executive offices in Hamilton, Bermuda, and Wind River Bermuda’s principal representative is Marsh Management Services (Bermuda) Ltd.

Independent Approved Auditor
      Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Wind River Bermuda, are required to be filed annually with the BMA.

Loss Reserve Specialist
      As a registered Class 3 insurer, Wind River Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions.

Statutory Financial Statements
      Wind River Bermuda must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Wind River Bermuda is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to Wind River Bermuda’s shareholders and under the Bermuda Companies Act 1981, which financial statements, in the case of Wind River Bermuda, will be prepared in accordance with GAAP.

Annual Statutory Financial Return
      Wind River Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, a declaration of statutory ratios and the opinion of the loss reserve specialist.

Minimum Solvency Margin and Restrictions on Dividends and Distributions
      Under the Insurance Act, the value of the general business assets of a Class 3 insurer, such as Wind River Bermuda, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin.
      Additionally, under the Companies Act, Wind River Bermuda may only declare or pay a dividend if Wind River Bermuda has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio
      The Insurance Act provides a minimum liquidity ratio for general business insurers, such as Wind River Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities, as such terms are defined in the Insurance Act and its related regulations.

Restrictions on Dividends and Distributions
      Wind River Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Wind River Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

      Wind River Bermuda is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. In addition, at any time it fails to meet its minimum solvency margin, Wind River Bermuda is required within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.
      Additionally, under the Bermuda Companies Act, Wind River Bermuda may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment, be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Supervision, Investigation and Intervention
      The BMA has wide powers of investigation and document production in relation to Bermuda insurers under the Insurance Act. For example, the BMA may appoint an inspector with extensive powers to investigate the affairs of Wind River Bermuda if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders.

Disclosure of Information
      The BMA may assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.
      Under the Bermuda Companies Act, the Minister of Finance may assist a foreign regulatory authority that has requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The Minster of Finance’s powers include requiring a person to furnish information to the Minister of Finance, to produce documents to the Minister of Finance, to attend and answer questions and to give assistance to the Minister of Finance in relation to inquiries. The Minister of Finance must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda that a person has in his possession or under his control. The Minister of Finance must consider, among other things, whether it is in the public interest to give the information sought.

Certain Other Bermuda Law Considerations
      Wind River Bermuda must comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus.
      Although Wind River Bermuda is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to the non-resident status, Wind River Bermuda may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents that are holders of its common shares.
      Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, Wind River Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which it is not licensed in Bermuda.

Taxation of United America Indemnity and Subsidiaries
Cayman Islands
      United America Indemnity has been incorporated under the laws of the Cayman Islands as an exempted company and, as such, obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to us and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on our common shares. Given the limited duration of the undertaking, we cannot be certain that we will not be subject to Cayman Islands tax after the expiration of the 20-year period.
Barbados
      Under the Barbados Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on Wind River Barbados in respect of (1) its profits or gains, (2) the transfer of its securities to any person who is not a resident of Barbados, (3) its shareholders or transferees in respect of the transfer of all or any part of its securities or other assets to another licensee under the Barbados Exempt Insurance Act or to any person who is not a resident of Barbados or (4) any portion of any dividend, interest, or other return payable to any person in respect of his or her holding any shares or other of its securities. On November 17, 2003, Wind River Barbados received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions effectively will be available for 30 years. Wind River Barbados will be required to pay an annual licensing fee that is currently approximately $2,500, and will be subject to tax at a rate of 2% on its first $125,000 of taxable income after the first 15 financial years and thereafter the amount of such tax will not exceed approximately $2,500 per annum. Given the limited duration of the guarantee, we cannot be certain that we will not be subject to Barbados tax after the expiration of the guarantee.
Bermuda
      Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by Wind River Bermuda or its shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest or dividends paid to holders of the common shares of Wind River Bermuda, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that Wind River Bermuda or its shareholders will not be subject to any such tax in the future.
      Wind River Bermuda has received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Wind River Bermuda or to any of its operations, shares, debentures or obligations through March 28, 2016; provided that such assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Wind River Bermuda in respect of real property or leasehold interests in Bermuda held by them. Given the limited duration of the assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.
Luxembourg
      The Luxembourg Companies are all private limited liability companies, incorporated under the laws of Luxembourg. The Luxembourg Companies are all normally taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. The Luxembourg Companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 30.38%, capital duty at a rate of 1%, and net worth tax at a rate of 0.5%. The Luxembourg Companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and EU Directives.

      Profit distributions (not in respect to liquidations) by the Luxembourg Companies are generally subject to Luxembourg dividend withholding tax at a rate of 20%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1,200,000 or more for a period of at least 12 months.
      The Luxembourg Companies have obtained a confirmation from the Luxembourg Administration des Contributions Directes (“Luxembourg Tax Administration”) that the current financing activities of the Luxembourg Companies will not lead to any material taxation in Luxembourg. The confirmation from the Luxembourg Tax Administration covers the current financing operations of the Luxembourg Companies through September 15, 2018. Given the limited duration of the confirmation and the possibility of a change in the relevant tax laws or the administrative policy of the Luxembourg Tax Administration, we cannot be certain that we will not be subject to greater Luxembourg taxes in the future.
United States
      The following discussion is a summary of all material U.S. federal income tax considerations relating to our operations. We intend to manage our business in a manner designed to reduce the risk that United America Indemnity, Wind River Barbados and Wind River Bermuda will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, we cannot be certain that the IRS will not contend successfully that United America Indemnity, Wind River Barbados or Wind River Bermuda are or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Wind River Barbados and Wind River Bermuda intend to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation’s effectively connected income and 30% for the “branch profits” tax.
      UN Holdings II, Inc. is a Delaware corporation wholly owned by Wind River Barbados. Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. As a result of an amendment to the income tax treaty between Barbados and the United States (the “Barbados Treaty”), Wind River Barbados is not currently eligible for the Barbados Treaty rate of withholding tax on dividends, which is 5% for shareholders who own 10% or more of the payor’s voting stock and 15% for other shareholders. The effective date of the amendment was February 1, 2005 with respect to withholding tax and January 1, 2005 for other taxes.
      If Wind River Bermuda is entitled to the benefits under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”), Wind River Bermuda would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. Wind River Bermuda currently intends to conduct its activities to reduce the risk that it will have a permanent establishment in the United States, although we cannot be certain that we will achieve this result.

      An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (2) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities to, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. We cannot be certain that Wind River Bermuda will be eligible for Bermuda Treaty benefits in the future because of factual and legal uncertainties regarding the residency and citizenship of our shareholders.
      Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If either Wind River Barbados or Wind River Bermuda is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Barbados Treaty or Bermuda Treaty, respectively, in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Code could subject a significant portion of Wind River Barbados’ and Wind River Bermuda’s investment income to U.S. income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is uncertain whether the Bermuda Treaty applies to other income such as investment income. If Wind River Bermuda is considered engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty is interpreted to not apply to investment income, a significant portion of Wind River Bermuda’s investment income could be subject to U.S. federal income tax.
      Foreign corporations not engaged in a trade or business in the United States are subject to 30% U.S. income tax imposed by withholding on the gross amount of certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The Bermuda Treaty does not reduce the rate of tax in such circumstances. The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to Wind River Barbados or Wind River Bermuda on such business are 4% for direct insurance premiums and 1% for reinsurance premiums.
      U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Insurance Corporation, American Insurance Service, Inc., United National Insurance Company, American Insurance Adjustment Agency, Inc., International Underwriters, LLC, Emerald Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company and United National Casualty Insurance Company are each subject to taxation in the United States at regular corporate rates.
Risk Factors
      For purposes of this Risk Factors section, the use of “we,” “us,” and “our” refer to United America Indemnity Combined.
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
Risks Related to Our Business

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

Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.
      Results of property and casualty insurers are subject to man-made and natural catastrophes. We have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas.

A Decline in Our Rating for Any of Our Insurance Subsidiaries Could Adversely Affect Our Position in the Insurance Market, Make It More Difficult to Market Our Insurance Products and Cause Our Premiums and Earnings to Decrease.
      Ratings have become an increasingly important factor in establishing the competitive position for insurance companies. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns each of the United National Insurance Companies a financial strength rating of “A” (Excellent), the third highest of their 16 rating categories, and each of the Penn-America Insurance Companies a financial strength rating of “A-” (Excellent), the fourth highest of their 16 rating categories. In December 2004, our Non-U.S. Insurance Operations were assigned financial strength ratings by A.M. Best. Wind River Bermuda, was assigned a financial strength rating of “A-” (Excellent) and Wind River Barbados, was assigned a financial strength rating of “A” (Excellent). The objective of A.M. Best’s rating system is to provide potential policyholders an opinion of an insurer’s financial strength and its ability to meet ongoing obligations, including paying claims. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors. These ratings are not an evaluation of, nor are they directed to, investors in our Class A common shares and are not a recommendation to buy, sell or hold our Class A common shares. Publications of A.M. Best indicate that companies are assigned “A” (Excellent) ratings if, in A.M. Best’s opinion, they have an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best.
      In June 2003, the United National Insurance Companies were downgraded from “A+” (Superior) to “A” (Excellent) by A.M. Best primarily due to the strengthening of our reserves during 2002. If the rating of any of the United National Insurance Companies is further reduced from its current level by A.M. Best, our competitive position in the insurance industry could suffer, and it would be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business, as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

We Cannot Guarantee That Our Reinsurers Will Pay in a Timely Fashion if at All, and as a Result, We Could Experience Losses.
      We cede a portion of gross premiums written to reinsurers under reinsurance contracts. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Upon payment of claims, we will bill our reinsurers for their share of such claims. Our reinsurers may not pay the reinsurance receivables that they owe to us or they may not pay such receivables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected. Lack of reinsurer liquidity, perceived improper underwriting or claim handling by us, and other factors could cause a reinsurer not to pay.
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

      As of December 31, 2004, we had $1,531.9 million of reinsurance receivables and $705.6 million of collateral was held in trust to support our reinsurance receivables. Our reinsurance receivables, net of collateral held, were $855.0 million. We also had $42.6 million of prepaid reinsurance premiums. As of December 31, 2004, our largest reinsurer represented approximately 40.7% of our outstanding reinsurance receivables, or $642.9 million, and our second largest reinsurer represented approximately 20.7% of our outstanding reinsurance receivables, or $328.1 million. See “Business — Reinsurance.”
      As of January 24, 2005, Penn-America Group had total reinsurance receivables of $43.9 million. Of these receivables, approximately 68% were due from American Re and 31% were due from General Re. See “Business — Reinsurance.”

Our Investment Performance May Suffer as a Result of Adverse Capital Market Developments or Other Factors, Which Would in Turn Adversely Affect Our Financial Condition and Results of Operations.
      We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For the year ended December 31, 2004, our income derived from invested assets, was $22.8 million, including net realized gains of $2.7 million, or 70.7% of our pre-tax income. For 2003, our income derived from invested assets was $25.2 million, including net realized gains of $5.8 million, or 75.1% of our pre-tax income. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in bonds will generally increase or decrease with interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.
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
      We also have an equity portfolio that represented approximately 4.7% of our total investments and cash and cash equivalents portfolio, as of December 31, 2004. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on performance as to the equity portfolio. The equity markets as a whole have performed negatively in recent years, and if such performance continues, the value of our equity portfolio could decline.

Because We Are Dependent on Key Executives, the Loss of Any of These Executives or Our Inability to Retain Other Key Personnel Could Adversely Affect Our Business.
      Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Edward J. Noonan, our acting Chief Executive Officer, United America Indemnity, Kevin L. Tate, our Chief Financial Officer and Senior Vice President and Chief Financial Officer of our U.S. Insurance Operations, Richard S. March, our General Counsel and Senior Vice President and General Counsel of our U.S. Insurance Operations, Seth D. Freudberg, President and Chief Executive Officer of our Non-U.S. Insurance Operations, Robert A. Lear, President and Chief Executive Officer of Penn Independent Corporation, Joseph F. Morris, President and Chief Executive Officer of Penn-America Group, Inc., and William F. Schmidt, President and Chief Executive Officer of United National Insurance Company. Each of Messrs. Tate, March, Freudberg, Lear, Morris, and Schmidt, has an employment agreement with us. Other than the previously announced planned departure of Jon S. Saltzman as President on September 1, 2005, we are not aware of any other planned departures. However, the further loss of services of other members of our management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Since We Depend on Professional General Agencies for a Significant Portion of Our Revenue, a Loss of Any One of Them Could Adversely Affect Us.
      We market and distribute the insurance products of our U.S. and Non-U.S. Insurance Operations through our wholly owned subsidiary, J.H. Ferguson, and a group of professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. At December 31, 2004, we had 82 professional general agencies in our marketing and distribution network. Similarly, Penn-America Group markets and distributes its products through 63 professional general agencies, which in turn produce business through retail insurance brokers. Combined with Penn-America Group, we now have 135 professional agencies to market and distribute our products, as only 10 of Penn-America Group’s general agencies were within our distribution network prior to the business combination.
      For the year ended December 31, 2004, our top five agencies, including J.H. Ferguson, four of which market more than one specific product, represent 48.9% of United America Indemnity’s net premiums written. Excluding the net premiums written attributable to J.H. Ferguson, the remaining top four general agencies accounted for approximately 39.9% of United America Indemnity’s net premiums written. A loss of all or substantially all the business produced by one or more of these general agencies could have an adverse effect on our business and results of operations.

If Market Conditions Cause Reinsurance to Be More Costly or Unavailable, We May Be Required to Bear Increased Risks or Reduce the Level of Our Underwriting Commitments.
      As part of our overall strategy of risk and capacity management, we purchase reinsurance for a portion of the risk underwritten by our insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

We May Not Be Successful in Executing Our Business Plan for Our Non-U.S. Insurance Operations.
      Wind River Barbados was formed on August 18, 2003, and Wind River Bermuda was formed on October 20, 2003. Together, Wind River Barbados and Wind River Bermuda constitute our Non-U.S. Insurance Operations. We began offering insurance products to third parties in May 2004 that are substantially similar to those products offered by our U.S. Insurance Operations and providing reinsurance to our U.S. Insurance Operations in January 2004. In order to execute our business plan for our Non-U.S. Insurance Operations, we will need to hire qualified insurance professionals for our Non-U.S. Insurance Operations and obtain from U.S. state regulators additional approvals and eligibilities to write E&S business. We will also need to establish the market relationships, procedures and controls necessary for our Non-U.S. Insurance Operations to operate effectively and profitably. We may be unable to do so, and if we fail to execute on our business plan for our Non-U.S. Insurance Operations or if the business written by our Non-U.S. Insurance Operations generates losses, it would prevent us from realizing the tax efficiencies that our Non-U.S. Insurance Operations might otherwise provide.

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
      In October 2003, we completed a process of restructuring our reinsurance structures for certain products to decrease our reliance upon proportional reinsurance. This change has resulted in an increase in net premiums retained. Because we will retain more of our premium we expect our expense ratio to increase. Our decision to decrease our reliance upon proportional reinsurance could increase our earnings volatility.

We Face Significant Competitive Pressures in Our Business That Could Cause Demand for Our Products to Fall and Adversely Affect Our Profitability.
      We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and Non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Our competitors include, among others: American International Group, Berkshire Hathaway, Great American Insurance Group, HCC Insurance Holdings, Inc., Markel Corporation, Nationwide Insurance, Philadelphia Consolidated Group, RLI Corporation, and W.R. Berkley Corporation. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices.

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
      On November 26, 2002, the Federal Terrorism Reinsurance Act was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. For 2005, our deductible for certified acts of terrorism, including the Penn-America Insurance Companies, is 15% of our direct earned premium for the year ended December 31, 2004 or $101.4 million.

Because We Provide Our General Agencies with Limited Quoting and Binding Authority, if Any of Them Fail to Comply with Our Pre-Established Guidelines, Our Results of Operations Could Be Adversely Affected.
      We market and distribute the insurance products of our U.S. and Non-U.S. Insurance Operations through our wholly owned subsidiary, J.H. Ferguson, and a group of professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. At December 31, 2004, we had 82 professional general agencies in our marketing and distribution network. Similarly, Penn-America Group markets and distributes its products through 63 professional general agencies, which in turn produce business through retail insurance brokers. Combined with Penn-America Group, we now have 135 professional agencies to market and distribute our products, as only 10 of Penn-America Group’s general agencies were within our distribution network prior to the business combination. Therefore, these agencies can bind certain risks without our initial approval. If any of these professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the product offering. Such actions could adversely affect our results of operations.

Our Holding Company Structure and Regulatory Constraints Limit Our Ability to Receive Dividends from Our Subsidiaries in Order to Meet Our Cash Requirements.
      United America Indemnity is a holding company and, as such, has no substantial operations of its own or assets other than its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from insurance subsidiaries are expected to be United America Indemnity’s sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.
      The laws and regulations of Barbados, including, but not limited to Barbados insurance regulation, restrict the declaration and payment of dividends and the making of distributions by Wind River Barbados unless certain regulatory requirements are met. Specifically, in order for Wind River Barbados to pay dividends to United America Indemnity, it will be required to have sufficient assets to meet minimum solvency requirements following such dividend. See “Regulation — Barbados Insurance Regulation.” Due to our corporate structure, any dividends that United America Indemnity receives from its subsidiaries must pass through Wind River Barbados. The inability of Wind River Barbados to pay dividends to United America Indemnity in an amount sufficient to enable United America Indemnity to meet its cash requirements at the holding company level could have a material adverse effect on its operations.
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
      In addition, the United National Insurance Companies and the Penn-America Insurance Companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Regulation — U.S. Regulation of United America Indemnity”. For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by Penn-America Insurance Company and Penn-Star Insurance Company as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages.

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

Certain Business Practices of the Insurance Industry Have Become the Subject of Investigations by the New York State Attorney General’s Office and Other Regulatory Agencies.
      Eliot Spitzer, New York State’s Attorney General, has filed a civil lawsuit accusing one of the nation’s largest insurance brokers of fraudulent behavior, including alleged participation in bid-rigging schemes and acceptance of improper payments from insurance carriers in exchange for agreeing not to shop quotes for their customers. In addition, a number of property and casualty insurance companies are also being investigated by the New York State Attorney General’s office for their alleged participation in these schemes or agreements. Our Combined U.S. Insurance Subsidiaries are not defendants in the civil lawsuit that New York State Attorney General Eliot Spitzer filed against the insurance broker, nor have they been contacted by the New York State Attorney General’s office. However, the investigation concerns an evolving area of the law, and we can give no assurance regarding its consequences for the industry or us.
      Subsequent to the announcement of these actions, numerous other state attorneys general and state insurance departments have announced similar investigations. The Pennsylvania Department of Insurance has made inquiries of each of its licensed insurance companies, including our Combined U.S. Insurance Subsidiaries, concerning producer compensation arrangements. At the federal level, a Congressional committee has announced plans to hold hearings on several issues relating to insurance brokers. Also, the Securities and Exchange Commission has indicated that it is investigating the use of insurance products to “smooth income.” Finally, several foreign governmental authorities have indicated that they are investigating or monitoring insurance industry activities.
      Activities being investigated include participation in contingent commission structures and other agreements under which brokers receive additional commissions based upon the volume and/or profitability of business placed with an insurer. Industry operating policies and practices may be impacted by the outcome of these investigations. In addition, the negative publicity associated with this lawsuit and the investigations has precipitated increased volatility in the prices of securities issued by companies throughout the insurance industry. Negative publicity may also result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we will operate. However, we believe our commission programs and payments comply with applicable laws and regulations.

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

Your Interests as a Holder of Class A Common Shares May Conflict with the Interests of Our Controlling Shareholder.
      Fox Paine & Company beneficially owns shares having approximately 85.7% of our total voting power. The percentage of our total voting power that Fox Paine & Company may exercise is greater than the percentage of our total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns a large number of Class B common shares, which have ten votes per share as opposed to Class A common shares, which have one vote per share. The Class A common shares and the Class B common shares generally vote together as a single class on matters presented to our shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in our articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•	amend our memorandum or articles of association;

•	prevent schemes of arrangement of our subsidiaries’ assets; and

•	approve redemption of the common shares.
      Fox Paine & Company will also be able to prevent or cause a change of control. Fox Paine & Company’s control over us, and Fox Paine & Company’s ability to prevent or cause a change of control relating, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of our Class A common shares could be adversely affected.
      In addition, we have agreed to pay Fox Paine & Company and an affiliate of a group of family trusts affiliated with the Ball family of Philadelphia, Pennsylvania annual management fees totaling $1.5 million. Fox Paine & Company may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with us or with our subsidiaries. Fox Paine & Company is not obligated to advise us of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with our subsidiaries or us.

Our Controlling Shareholder Has the Contractual Right to Nominate a Majority of the Members of Our Board of Directors.
      Under the terms of a shareholders agreement among us, Fox Paine & Company and the Ball family trusts, Fox Paine & Company has the contractual right to nominate a majority of the members of our board of directors. Our board of directors currently consists of ten directors, six of whom were nominated by Fox Paine & Company: Messrs. Saul A. Fox, W. Dexter Paine, Troy W. Thacker, Angelos J. Dassios, Michael J. McDonough and John J. Hendrickson.
      Our board of directors, in turn, and subject to its fiduciary duties under Cayman Islands law, appoints the members of our senior management, who also have fiduciary duties to the Company. As a result, Fox Paine & Company effectively has the ability to control the appointment of the members of our senior management and to prevent any changes in senior management that shareholders, or that other members of our board of directors, may deem advisable.

Because We Rely on Certain Services Provided by Fox Paine & Company, the Loss of Such Services Could Adversely Affect Our Business.
      During 2004, Fox Paine & Company provided certain management services to us, particularly with respect to our merger with Penn-America Group, Inc. and our acquisition of Penn Independent Corporation. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and we are unable to perform those services ourselves or we are unable to secure replacement services, our business could be adversely affected.

The Benefits of Acquiring Penn-America Group and Penn Independent Group May Not Be Realized.
      We may experience difficulties in integrating the businesses of Penn-America Group and Penn Independent Group, which could cause us to fail to realize the potential benefits of the merger. Although we anticipate that Penn-America Group, Penn Independent Group, and United America Indemnity will continue to operate their respective businesses as separate operating entities, achieving the anticipated benefits of the merger will depend in part upon whether we can integrate the common aspects of the businesses in an efficient and effective manner.

Risks Related to Taxation

We May Become Subject to Taxes in the Cayman Islands, Barbados or Bermuda in the Future, Which May Have a Material Adverse Effect on Our Results of Operations.
      United America Indemnity has been incorporated under the laws of the Cayman Islands as an exempted company and, as such, obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to us and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on our common shares. This undertaking would not, however, prevent the imposition of taxes on any person ordinarily resident in the Cayman Islands or any company in respect of its ownership of real property or leasehold interests in the Cayman Islands. Given the limited duration of the undertaking, we cannot be certain that we will not be subject to Cayman Islands tax after the expiration of the 20-year period.
      Wind River Barbados was incorporated under the laws of Barbados on August 18, 2003. We received a guarantee from the Barbados Minister of Finance on November 17, 2003 to the effect that, for a period of 30 years from the date of such guarantee, Wind River Barbados will be entitled to benefits and exemptions from taxation as set forth in current law. In addition, under the guarantee, if at any time during such 30-year period, the laws are amended to provide tax rates or exemptions that are more favorable than under current law, Wind River Barbados would be entitled to those rates or exemptions for the remainder of such 30-year period. Given the limited duration of the guarantee, we cannot be certain that we will not be subject to Barbados tax after the expiration of the 30-year period.
      Wind River Bermuda was formed on October 20, 2003. We have received an assurance from the Bermuda Minister of Finance, under the Bermuda Exempted Undertakings Tax Protection Act 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Wind River Bermuda or any of its operations, shares, debentures or other obligations through March 28, 2016. Given the limited duration of the assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.
      Following the expiration of the periods described above, we may become subject to taxes in the Cayman Islands, Barbados or Bermuda, which may have a material adverse effect on our results of operations.

United America Indemnity, Wind River Barbados or Wind River Bermuda May Be Subject to U.S. Tax That May Have a Material Adverse Effect on United America Indemnity’s, Wind River Barbados’ or Wind River Bermuda’s Results of Operations.
      United America Indemnity is a Cayman Islands company, Wind River Barbados is a Barbados company and Wind River Bermuda is a Bermuda company. We have managed our business in a manner designed to reduce the risk that United America Indemnity, Wind River Barbados and Wind River Bermuda will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that United America Indemnity, Wind River Barbados or Wind River Bermuda will be engaged in a trade or business in the United States. If United America Indemnity, Wind River Barbados or Wind River Bermuda were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our results of operations could be materially adversely affected.

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

There is a Risk That Interest Paid by Our U.S. Subsidiaries to a Luxembourg Affiliate May Be Subject to 30% U.S. Withholding Tax.
      U.A.I. (Luxembourg) Investment, S.ar.l., an indirectly owned Luxembourg subsidiary of Wind River Barbados, owns two notes issued by U.N. Holdings II, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.ar.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.ar.l. by U.N. Holdings II, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on our financial condition and results of operation.

Item 2.	Properties
      We lease approximately 61,525 square feet of office space in Bala Cynwyd, Pennsylvania, which serves as the headquarters location for our United National Insurance Companies, pursuant to a lease that expires on December 31, 2013. Penn-America Group and Penn Independent Group lease approximately 50,000 square feet of office space in Hatboro, Pennsylvania pursuant to a lease that expires on June 30, 2005. In connection with our purchase of Penn Independent Corporation, we are under a post-closing obligation to either (i) enter into a lease for the Hatboro facility for a term of at least 10 years or (ii) purchase the Hatboro facility and related land on terms to be agreed upon. At this time, we are still exploring both options. In addition, we lease additional office space in other locations in the United States, Bridgetown, Barbados, and Hamilton, Bermuda. We believe this office space is sufficient for us to conduct our business.

Item 3.	Legal Proceedings
      For purposes of the Legal Proceedings section, the use of “we,” “us,” and “our” refer to United America Indemnity Combined.
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
      On November 23, 2004, United National Insurance Company settled, in consideration of a payment in the amount of $1.8 million by Gulf Underwriters Insurance Company (“Gulf”) to United National Insurance

Company, a lawsuit instituted by Gulf pending in the Superior Court of Fulton County, Georgia. The lawsuit had sought to rescind a facultative reinsurance certificate issued by Gulf to United National Insurance Company with regard to an individual insurance policy. The reinsurance certificate provided 100% reinsurance to United National Insurance Company for loss and loss adjustment expenses paid under the insurance policy. The lawsuit had followed United National Insurance Company’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that United National Insurance Company had paid under that insurance policy and for which United National Insurance Company filed a counterclaim against Gulf.
      On November 29, 2004, Diamond State Insurance Company received an award in the arbitration matter between Diamond State Insurance Company and Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. (collectively “Partner Re”). In the arbitration, Diamond State Insurance Company sought recovery under a reinsurance agreement with Partner Re relative to loss and expenses incurred by Diamond State Insurance Company in litigation brought by Bank of America N.A. and Platinum Indemnity Limited, which was resolved by Diamond State Insurance Company in January 2004. On December 2, 2004, Partner Re paid Diamond State Insurance Company approximately $19.4 million representing payment in full of the arbitration award, including approximately $2.8 million for legal fees and expenses. On December 6, 2004, Diamond State Insurance Company made a payment to Partner Re in the amount of approximately $1 million that had been held by Diamond State Insurance Company as an offset against the amount claimed to be owed to Diamond State Insurance Company by Partner Re.
      We cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Class A Common Shares
      Our Class A common shares, par value $0.0001 per share, began trading on the Nasdaq National Market under the symbol “UNGL” on December 16, 2003. On March 14, 2005 we changed our symbol to “INDM.” Prior to December 16, 2003 there was no established public trading market for our Class A common shares. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common shares, as reported by the Nasdaq National Market system for each quarterly period beginning December 16, 2003 through December 31, 2004:

	High	Low

Fiscal Year Ended December 31, 2003:
Fourth Quarter (from December 16, 2003)	$17.90	$16.95
Fiscal Year Ended December 31, 2004:
First Quarter	$20.34	$16.18
Second Quarter	$19.50	$14.63
Third Quarter	$16.75	$13.94
Fourth Quarter	$19.44	$14.22
      There is no established public trading market for our Class B common shares, par value $0.0001 per share.
      As of March 14, 2005, there were approximately 239 holders of record of our Class A common shares. As of March 14, 2005, there were 10  holders of record of our Class B common shares, all of whom are affiliates of Fox Paine & Company.
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
      We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Wind River Barbados, Wind River Bermuda, the Luxembourg Companies, the United National Insurance Companies, the Penn-America Insurance Companies, and Penn Independent Corporation to pay dividends. Wind River Barbados, Wind River Bermuda, the Luxembourg Companies, the United National Insurance Companies, and the Penn-America Insurance Companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages.
      Under the Barbados Companies Act, Wind River Barbados may only pay a dividend out of the realized profits of the company and may not pay a dividend unless (1) after payment of the dividend it is able to pay its liabilities as they become due, (2) the realizable value of its assets is greater than the aggregate value of its liabilities and (3) the stated capital accounts are maintained in respect of all classes of shares.

      Under the Bermuda Companies Act 1981, Wind River Bermuda may only declare or pay a dividend if Wind River Bermuda has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.
      Profit distributions (not in respect to liquidations) by the Luxembourg Companies are generally subject to Luxembourg dividend withholding tax at a rate of 20%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1,200,000 or more for a period of at least 12 months.
      Our subsidiary, Wind River Investment Corporation, has issued senior notes in an aggregate principal amount of $72.8 million, subject to adjustment, to the Ball family trusts as part of the purchase price for the acquisition of our U.S. Insurance Operations. Under the amended and restated deed of guaranty that provides for our full and unconditional guarantee of the senior notes, we may not pay any cash dividends on our common shares until the senior notes are paid in full.
      For a discussion of factors affecting our ability to pay dividends, see “Business — Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Funds and — Capital Resources,” and Note 15 to our Consolidated Financial Statements included in Item 8 of this report.
      Our common shareholders are not subject to taxes, including withholding provisions, under existing laws and regulations of the Cayman Islands.
Recent Sales of Unregistered Securities
      None.

Item 6.	Selected Financial Data
      The following information presented in this Item 6 Selected Financial Data includes historical financial data for United America Indemnity only and excludes information relating to the business and operations of Penn-America Group and Penn Independent Group.

      The following table sets forth selected consolidated historical financial data for United America Indemnity (“Successor”) and, for periods prior to September 5, 2003, Wind River Investment Corporation, which is considered United America Indemnity’s predecessor for accounting purposes (“Predecessor”). This selected financial data is derived from the consolidated financial statements and accompanying notes of United America Indemnity and Wind River Investment Corporation included elsewhere in this report. This selected historical financial data should be read together with the consolidated financial statements and accompanying notes of United America Indemnity and Wind River Investment Corporation and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

		Successor	Predecessor
		For the	For the
	Successor	Period from	Period from	Predecessor
	For the	September 6, 2003	January 1, 2003	For the Years Ended
	Year Ended	to	to	December 31,
	December 31,	December 31,	September 5,
	2004	2003	2003	2002	2001	2000

(Dollars in thousands)
Consolidated Statements of Operations Data:
Gross premiums written	$409,073	$157,757	$510,623	$793,083	$670,520	$453,464

Net premiums written	$280,208	$61,265	$139,116	$172,689	$169,310	$127,572

Net premiums earned	$230,140	$51,912	$128,254	$162,763	$150,336	$136,931
Net investment income	20,165	6,106	13,289	17,685	19,353	22,490
Net realized investment gains (losses)	2,677	169	5,589	(11,702)	(12,719)	593

Total revenues	252,982	58,187	147,132	168,746	156,970	160,014
Net losses and loss adjustment expenses(1)	133,838	38,506	85,178	201,750	128,338	113,151
Acquisition costs and other underwriting expenses	79,793	13,829	30,147	18,938	15,867	14,999
Provision for doubtful reinsurance receivables(2)(3)	—	—	1,750	44,000	—	—
Other operating expenses	1,509	378	377	5,968	2,220	2,918
Interest expense	5,523	1,604	46	115	77	322

Income (loss) before income taxes	32,319	3,870	29,634	(102,025)	10,468	28,624
Income tax expense (benefit)	(1,995)	(1,469)	6,864	(40,614)	295	5,883

Net income (loss) before equity in net income (loss) of partnerships	34,314	5,339	22,770	(61,411)	10,173	22,741
Equity in net income (loss) of partnerships	1,538	758	1,834	(252)	664	—

Net income (loss) before extraordinary gain	35,852	6,097	24,604	(61,663)	10,837	22,741
Extraordinary gain(4)	1,195	46,424	—	—	—	—

Net income (loss)	$37,047	$52,521	$24,604	$(61,663)	$10,837	$22,741

GAAP Insurance Operating Ratios:
Net losses and loss adjustment expense ratio(1)(5)	58.1%	74.2%	66.4%	124.0%	85.3%	82.6%
Underwriting expense ratio(2)(3)(6)	34.7%	26.6%	24.9%	38.6%	10.6%	11.0%

Combined ratio(3)(7)(8)	92.8%	100.8%	91.3%	162.6%	95.9%	93.6%

Net/gross premiums written	68.5%	38.8%	27.2%	21.8%	25.3%	28.1%

		Successor	Predecessor
		For the	For the
	Successor	Period from	Period from	Predecessor
	For the	September 6, 2003	January 1, 2003	For the Years Ended
	Year Ended	to	to	December 31,
	December 31,	December 31,	September 5,
	2004	2003	2003	2002	2001	2000

(Dollars in thousands)
Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$924,070	$848,309	$667,836	$611,129	$516,408	$483,435
Reinsurance receivables, net of allowance	1,531,863	1,762,988	1,842,667	1,743,524	799,066	694,766
Total assets	2,625,937	2,848,761	2,837,545	2,685,620	1,575,754	1,376,528
Senior notes payable to related party	72,848	72,848	—	—	—	—
Junior subordinated debentures	30,929	30,929	—	—	—	—
Unpaid losses and loss adjustment expenses	1,876,510	2,059,760	2,120,594	2,004,422	907,357	800,630
Total shareholders’ equity	432,553	380,792	296,917	268,637	324,844	315,343

(1)	In 2002, we increased our net loss reserves relative to accident years 2001 and prior by $47.8 million primarily due to higher than anticipated losses in the multi-peril and other liability lines of business and by $23.6 million due to the conclusion of an arbitration proceeding. The net loss and loss adjustment expense ratio increased by 43.9 percentage points in 2002 due to this $71.4 million increase in net loss reserves.

(2)	We established an allowance for doubtful reinsurance receivables of $44.0 million in 2002, which resulted in a 27.0 percentage point increase in our 2002 underwriting expense ratio.

(3)	Our underwriting expense ratio for the period January 1, 2003 to September 5, 2003 includes a 4.7 percentage point increase attributable to a $4.2 million expense for stock appreciation rights and retention payments made to certain key executives upon completion of the acquisition and a $1.8 million allowance for doubtful reinsurance receivables.

(4)	The extraordinary gain of $1.2 million in 2004 represents the recognition of tax benefits derived from acquisition costs incurred in reconnection with the Acquisition, which are currently considered deductible for federal tax purposes. The $46.4 million excess of the estimated fair value of net assets over purchase price was recognized as an extraordinary gain in the consolidated statement of operations for the period September 6, 2003 to December 31, 2003.

(5)	Our net losses and loss adjustment expense ratio for 2004 includes a 1.7 percentage point increase attributable to a $4.4 million reduction in earned premium due to purchase accounting, and $1.7 million of catastrophic losses related to hurricanes in the third quarter of 2004. Our net losses and loss adjustment expense ratio for the period September 6, 2003 to December 31, 2003 includes a 9.0 percentage point increase attributable to a $7.2 million reduction in earned premium due to purchase accounting.

(6)	Our underwriting expense ratio for 2004 includes a 0.2 percentage point increase attributable to a $4.4 million reduction in earned premium and a $1.0 million decrease in acquisition costs and underwriting expenses due to purchase accounting. Our underwriting expense ratio for the period September 6, 2003 to December 31, 2003 includes a 6.4 percentage point decrease attributable to a $7.2 million reduction in earned premium and a $6.6 million decrease in acquisition costs and underwriting expenses due to purchase accounting, and $0.9 million of deferred compensation option expense.

(7)	Our 2002 combined ratio includes a 43.9 percentage point increase attributable to our $71.4 million reserve strengthening and a 27.0 percentage point increase attributable to establishment of a $44.0 million allowance for doubtful reinsurance receivables.

(8)	Our combined ratio for 2004 includes a 2.0 percentage point increase attributable to a $4.4 million reduction in earned premium and a $1.0 million decrease in acquisition costs and underwriting expenses due to purchase accounting, and $1.7 million of catastrophic losses related to hurricanes in the third quarter of 2004. Our combined ratio for the period September 6, 2003 to December 31, 2003 includes a 2.6 percentage point increase attributable to a $7.2 million reduction in earned premium and a $6.6 million decrease in acquisition costs and other underwriting expenses due to purchase accounting, and $0.9 million of deferred compensation option expense.
      No cash dividends were declared on common stock in any year presented in the table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity and Wind River Investment Corporation included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Business — Risk Factors” for more information. You should review “Business — Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Recent Developments
      On January 24, 2005 we completed our previously announced merger with Penn-America Group, Inc. (NYSE: PNG), as well as the previously announced acquisition of Penn Independent Corporation. In connection with the transactions, our shareholders’ approved our change in name from United National Group, Ltd. to United America Indemnity, Ltd.
      As a result of the transactions, we are one of the leading specialty property and casualty insurers in the industry as well as a significant originator of and placement agent for specialty property and casualty insurance coverage. Under our ownership structure, each company will retain its existing corporate identity and the businesses of United America Indemnity, Penn-America Group and Penn Independent Group will continue to be operated by essentially the existing management teams.
      Under the terms of the merger agreement, Penn-America Group, Inc.’s shareholders received $15.375 of value for each share of Penn-America Group, Inc. common stock as follows: 1) 0.7756 of a Class A common share of United America Indemnity, based on $13.875 divided by the volume weighted average sales price of United America Indemnity’s Class A common shares for the 20 consecutive trading days ending January 21, 2005, which was $17.89, and 2) $1.50 in cash.
      At a Penn-America Group, Inc. special meeting held on January 24, 2005, Penn-America Group, Inc.’s shareholders of record as of December 15, 2004 voted to approve, among other things, the merger transaction; and at the United America Indemnity extraordinary general meeting held on January 24, 2005, United America Indemnity shareholders of record as of December 15, 2004 voted to approve, among other things, the issuance of United America Indemnity Class A common shares to Penn-America Group, Inc.’s shareholders in the merger and to change the name of United National Group, Ltd. to United America Indemnity, Ltd.
      On February 7, 2005, Edward J. Noonan, a current board member and former chairman of the audit committee of United America Indemnity, was appointed as the Acting Chief Executive Officer of United America Indemnity, following the departure of David R. Bradley.
      On March 14, 2005, we changed our trading symbol from “UNGL” to “INDM”.
      Unless otherwise specifically noted, discussion and analysis of the financial condition and results of operations of Penn-America Group and Penn Independent Group are not included in the following discussion.
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

      We operate our business principally through two business segments: E&S and specialty admitted. Our E&S segment focuses on writing insurance for hard-to-place risks and risks that standard admitted insurers specifically choose not to write. Our specialty admitted segment focuses on writing insurance for risks that are unique and hard to place in the standard market for insureds that are required, for marketing and regulatory reasons, to purchase insurance from an admitted insurance company. We de-emphasized our reinsurance segment in 2002 and have not written any business in that segment in 2002, 2003, or 2004.
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
      We distribute the insurance products of our U.S. Insurance Operations through a group of 79 professional general agencies, including our wholly owned subsidiary J.H. Ferguson, that have limited quoting and binding authority. We distribute the insurance products of our Non-U.S. Insurance Operations through a group of 5 professional general agencies that have limited quoting and binding authority. There are 2 agencies that are authorized to distribute the products of both our U.S. and Non-U.S. Insurance Operations. As a result, there are 82 agencies in total that are authorized to offer our products.
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
      During 2004, we realized additional rate increases at levels less than those levels realized in 2003. These increases have resulted primarily from a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies.

Critical Accounting Policies and Estimates
Investments

Fair Values
      The carrying amount for our investments approximates their estimated fair value. We measure the fair value of investments in our fixed income and equity portfolios based upon quoted market prices. We also hold other invested assets, including investments in several limited partnerships, which were valued at $53.8 million as of December 31, 2004. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of December 31, 2004, our other invested assets portfolio included $20.4 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

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
      The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2004:

				Gross Unrealized Losses

			Cost or			Between
	Number of		Amortized		Six Months	Seven Months	Greater than
	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year
(Dollars in thousands)
Bonds	74	$180,013	$181,582	$1,569	$372	$1,024	$173
Preferred Stock	5	1,238	1,348	110	77	0	33
Common Stock	30	7,083	7,531	448	270	178	—

				$2,127	$719	$1,202	$206

      Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of December 31, 2004, concluded the unrealized losses discussed above are not other than temporary impairments.

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
      The following sets forth the liability for net unpaid losses and loss adjustment expenses by segment as of December 31, 2004 and 2003.

	E&S	Specialty Admitted	Reinsurance(1)	Total
(Dollars in thousands)
December 31, 2004	$255,986	$88,628	$—	$344,614
December 31, 2003	$242,193	$71,830	$—	$314,023

(1)	There was no liability for unpaid losses and loss adjustment expenses for the reinsurance segment as of December 31, 2004 or 2003 because our reinsurance business was commuted prior to December 31, 2001 and we thereafter de-emphasized this business.
      The following sets forth the liability for gross unpaid losses and loss adjustment expenses by segment as of December 31, 2004 and, 2003.

	E&S	Specialty Admitted	Reinsurance(1)	Total
(Dollars in thousands)
December 31, 2004	$1,455,667	$420,843	$—	$1,876,510
December 31, 2003	$1,580,568	$479,192	$—	$2,059,760

(1)	There was no liability for unpaid losses and loss adjustment expenses for the reinsurance segment as of December 31, 2004 or 2003 because our reinsurance business was commuted prior to December 31, 2001 and we thereafter de-emphasized this business.
      The following sets forth the liability for net unpaid losses and loss adjustment expenses by product class as of December 31, 2004 and 2003.

				Non-
				Medical
	Specific	Umbrella and	Property and	Professional
	Specialty	Excess	General Liability	Liability	Total
(Dollars in thousands)
December 31, 2004	$148,906	$40,452	$104,855	$50,401	$344,614
December 31, 2003	$160,882	$39,716	$81,265	$32,160	$314,023

      The following sets forth the liability for gross unpaid losses and loss adjustment expenses by product class as of December 31, 2004 and 2003.

				Non-
				Medical
	Specific	Umbrella and	Property and	Professional
	Specialty	Excess	General Liability	Liability	Total
(Dollars in thousands)
December 31, 2004	$965,212	$597,937	$185,104	$128,257	$1,876,510
December 31, 2003	$1,100,665	$685,609	$173,317	$100,169	$2,059,760
      The total liability for net unpaid losses and loss adjustment expenses includes both reported and IBNR reserves. A point estimate is developed around which an actuarial range is built. As of December 31, 2004, the upper limit of the range for our carried reserves is 7.9% above the recorded net liability for unpaid losses and loss adjustment expenses and the lower limit is 6.4% below the recorded amount.
      For a description of our product classes, see “Business — Products and Product Development.”
      The significant uncertainties relating to A&E claims on insurance policies written are discussed under “Business — Reserves For Unpaid Losses and Loss Adjustment Expenses.”
      There were 353 claimants with A&E claims outstanding as of December 31, 2004. As of December 31, 2003, there were 369 claimants with A&E outstanding claims, compared to 346 claimants as of December 31, 2002. In 2004, 320 claimants opened claims and claims were closed for 336 claimants. In 2003, 387 claimants opened claims and claims were closed for 364 claimants. In 2002, 282 claimants opened claims and claims were closed for 436 claimants. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Payments for A&E claims were $0.9 million for the year ended December 31, 2004. Payments for A&E claims were $0.5 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.
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
      During 2004, we decreased the liability for unpaid losses and loss adjustment expenses for prior years’ losses, net of reinsurance, by $0.8 million. There were no changes in the key assumptions underlying the 2004 actuarial study as compared to the 2003 actuarial study.
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
      At December 31, 2004 and 2003, we carried reinsurance receivables of $1,531.9 million and $1,763.0 million, respectively. These amounts are net of a purchase accounting adjustment of $49.4 million arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustment will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million estimate of uncollectible reinsurance at the time of the acquisition has been subsequently reduced to $28.7 million at December 31, 2004 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At December 31, 2004 and 2003, we held $705.6 million and $719.0 million, respectively, of collateral securing our reinsurance receivables. As of December 31, 2004 and 2003, we also had $42.6 million and $117.9 million, respectively, of prepaid reinsurance premiums.
      As of January 24, 2005, Penn-America Group had total reinsurance receivables of $43.9 million. Approximately 99% of these receivables were due from American Re, which is rated “A” (Excellent) by A.M. Best, and General Re, which is rated “A++” (Excellent) by A.M. Best.
Guaranty Fund Assessments
      The United National Insurance Companies are subject to state guaranty fund assessments, which enable states to provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expenses for guaranty fund and insurance activity related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimable. As of December 31, 2004 and 2003, included in other liabilities in the consolidated balance sheets were $1.1 million and $1.9 million, respectively, of liabilities for state guaranty funds and other assessments. As of December 31, 2004 and 2003, included in other assets in the consolidated balance sheets were $0.4 million and $0.6 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force.
Deferred Acquisition Costs
      Our cost of acquiring new and renewal insurance and reinsurance contracts is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs, which are directly related to and vary with the production of business. The method followed in computing such amounts limits them to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs was $53.2 million, $16.7 million, and $14.7 million, respectively.
Realizability of Deferred Tax Assets
      We provide for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by FAS 109. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.
      At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not at all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

Stock Based Compensation
      The Company accounts for stock-based compensation in accordance with FAS 123, “Accounting for Stock-Based Compensation,” which establishes a fair value-based method of accounting for stock-based compensation plans.
New Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (the “FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-01 when final guidance is released.
      In November 2004, the Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft Statement of Position, “Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements.” The exposure draft provides guidance on accounting by insurance companies for deferred acquisition costs on certain internal replacements other than those specifically described in FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” The accounting provisions of the exposure draft will be effective for fiscal years beginning after December 15, 2005. We are in the process of reviewing the exposure draft and determining how it will be applied and its impact, if any, on our financial statements.
      In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which revises the original FAS 123. The Company has previously adopted the requirements of FAS 123, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for interim periods beginning after June 15, 2005. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted, modified or vested and the impact on compensation expense related to such awards will have on our financial statements.

Our Business Segments
      We have three reporting business segments: E&S, specialty admitted and reinsurance

•	Our E&S segment focuses on writing insurance for hard-to-place risks and risks that standard admitted insurers specifically choose not to write.

•	Our specialty admitted segment focuses on writing insurance for risks that are unique and hard to place in the standard market, but that for marketing and regulatory reasons must remain with an admitted insurance company.

•	Our reinsurance segment includes assumed business written in support of a select group of direct writing reinsurers. The underwriting exposure under this segment has been commuted. We did not write any of this business in 2004, 2003, or 2002.
      We evaluate segment performance based on gross and net premiums written, net premiums earned and net losses and loss adjustment expenses. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	For the Years Ended December 31,

	2004	2003	2002

(Dollars in thousands)
Gross premiums written:
E&S	$260,785	$465,866	$543,998
Specialty admitted	148,288	202,514	249,085
Reinsurance	—	—	—

Gross premiums written	$409,073	$668,380	$793,083

Net premiums written:
E&S	$157,377	$116,868	$112,110
Specialty admitted	122,831	83,513	60,579
Reinsurance	—	—	—

Net premiums written	$280,208	$200,381	$172,689

Net premiums earned:
E&S	$131,405	$108,124	$101,474
Specialty admitted	98,735	72,042	53,039
Reinsurance	—	—	8,250

Net premiums earned	$230,140	$180,166	$162,763

Net losses and loss adjustment expenses:
E&S	$76,880	$75,338	$140,943
Specialty admitted	56,958	48,346	52,556
Reinsurance	—	—	8,251

Net losses and loss adjustment expenses	$133,838	$123,684	$201,750

Net losses and loss adjustment expense ratio:
E&S	58.5%	69.7%	138.9%
Specialty admitted	57.7%	67.1%	99.1%
Reinsurance	—	—	100.0%
Net losses and loss adjustment expense ratio	58.1%	68.6%	124.0%

Results of Operations
Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003
      The results of operations for the year ended December 31, 2004 reflect the performance of the United America Indemnity. The results of operations for the year ended December 31, 2003 reflect the combined financial performance of United America Indemnity and the Predecessor, Wind River Investment Corporation.

Premiums
      Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $409.1 million for 2004, compared with $668.4 million for 2003, a decrease of $259.3 million or 38.8%. The decrease primarily resulted from the termination of 17 products within our four product classes during 2003 and 13 products within our four product classes during 2002, combined with a reduction in gross premiums written of $71.3 million related to our umbrella and excess product class, exclusive of the terminated products, offset by rate increases of approximately 9% (as measured against expiring rates) in other products. Gross premiums written relative to those terminated products were $21.8 million for 2004, compared with $221.1 million for 2003. A further breakdown of gross premiums written is as follows:

•	E&S gross premiums written were $260.8 million for 2004, compared with $465.9 million for 2003, a decrease of $205.1 million or 44.0%. This decrease primarily resulted from the termination of 12 products within our four product classes during 2003 and 11 products within our four product classes during 2002, combined with a reduction in gross premiums written of $43.7 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by rate increases of approximately 9% (as measured against expiring rates) on other products. E&S gross premiums written relative to the terminated products were $13.0 million for 2004, compared with $169.3 million for 2003.

•	Specialty admitted gross premiums written were $148.3 million for 2004, compared with $202.5 million for 2003, a decrease of $54.2 million or 26.8%. The decrease in specialty admitted gross premiums written was primarily the result of the termination of 5 products within our four product classes during 2003 and 2 products within our four product classes during 2002, combined with a reduction in gross premiums written of $27.6 million relative to our umbrella and excess product class, exclusive of the terminated products, offset by rate increases of approximately 8% on other products. Specialty admitted gross premiums written relative to the terminated products were $8.8 million for 2004, compared with $51.8 million for 2003.
      Net premiums written, which equal gross premiums written less ceded premiums written, were $280.2 million for 2004, compared with $200.4 million for 2003, an increase of $79.8 million or 39.8%. The ratio of net premiums written to gross premiums written increased to 68.5% for 2004, from 30.0% for 2003. Net premiums written relative to terminated products were $2.6 million for 2004, compared with $20.7 million for 2003. A further breakdown of net premiums written is as follows:

•	E&S net premiums written were $157.4 million for 2004, compared with $116.9 million for 2003, an increase of $40.5 million or 34.6%. The ratio of net premiums written to gross premiums written was 60.3% for 2004, compared with 25.1% for 2003. The increase in net premiums written was largely due to our increasing our retention relative to individual products and due to rate increases of approximately 9%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to the terminated products were $1.2 million for 2004, compared with $13.0 million for 2003.

•	Specialty admitted net premiums written were $122.8 million for 2004, compared with $83.5 million for 2003, an increase of $39.3 million or 47.1%. The ratio of net premiums written to gross premiums written was 82.8% for 2004, compared with 41.2% for 2003. The increase in net premiums written was largely due to these increases in retentions and due to rate increases of approximately 8%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to terminated products were $1.4 million for 2004, compared with $7.7 million for 2003.

      Net premiums earned were $230.1 million for 2004, compared with $180.2 million for 2003, an increase of $49.9 million or 27.7%. A further breakdown of net premiums earned is as follows:

•	E&S net premiums earned were $131.4 million for 2004, compared with $108.1 million for 2003, an increase of $23.3 million or 21.6%. The increase in net premiums earned was primarily due to the previously mentioned retention increases and rate increases, partially offset by the impact of the previously mentioned product terminations.

•	Specialty admitted net premiums earned were $98.7 million for 2004, compared with $72.0 million for 2003, an increase of $26.7 million or 37.1%. This increase in net premiums earned was primarily due to the previously mentioned retention increases and rate increases, partially offset by the impact of the previously mentioned product terminations.

Net Investment Income
      Gross investment income, excluding realized gains and losses, was $24.3 million for 2004, compared with $22.2 million for 2003, an increase of $2.1 million or 9.5%. The increase was primarily due to growth in cash and invested assets and higher interest rates on overnight cash balances, partially offset by a decrease in the average yield on fixed income investments. Cash and invested assets grew to $924.3 million as of December 31, 2004, from $848.3 million as of December 31, 2003, an increase of $76.0 million or 9.0%.
      The average duration of our fixed income investments approximated 3.8 years as of December 31, 2004, compared with 3.1 years as of December 31, 2003. Our book yield on our fixed income investments was 3.4% at December 31, 2004, compared with 3.7% at December 31, 2003.
      Investment expenses were $4.2 million for 2004, compared with $2.8 million for 2003, an increase of $1.4 million or 50.0%. The increase was largely due to an increase in investment management fees.

Net Realized Investment Gains (Losses)
      Net realized investment gains were $2.7 million for 2004, compared with $5.8 million of net realized investment gains for 2003, a decrease of $3.1 million or 53.4%. The net realized investment gains for the current period consist of net gains of $2.0 million relative to our equity portfolio and net gains of $0.7 million relative to our bond portfolio. The net realized investment gains in 2003 consist of net gains of $6.4 million relative to our equity portfolio, net gains of $0.3 million relative to our bond portfolio and net losses of $0.9 million relative to other invested assets.

Net Losses and Loss Adjustment Expenses
      Net losses and loss adjustment expenses were $133.8 million for 2004, compared with $123.7 million for 2003, an increase of $10.1 million or 8.2%. The loss ratio for 2004 was 58.1% compared with 68.6% for 2003. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The loss ratio for 2004 and 2003, excluding the impact of purchase accounting adjustments, would have been 57.1% and 66.0%, respectively. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. These improvements were offset by $1.7 million of net losses related to Hurricanes Charley, Frances, Ivan, and Jeanne for 2004, which had the impact of increasing our loss ratio by 0.7 percentage points. A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $76.9 million for 2004, compared with $75.3 million for 2003. The loss ratio was 58.5% for 2004, compared with 69.7% for 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003. These improvements were offset by $1.7 million of net losses related to hurricanes for 2004, which had the impact of increasing our loss ratio by 1.3 percentage points.

•	Specialty admitted net losses and loss adjustment expenses were $57.0 million for 2004, compared with $48.4 million for 2003. The loss ratio for 2004 was 57.7%, compared with 67.1% for 2003. The improvement in the loss ratio was attributable to continuing rate increases in 2004 and the termination of products that did not meet our profitability targets in 2003.

Acquisition Costs and Other Underwriting Expenses
      Acquisition costs and other underwriting expenses were $79.8 million for 2004, compared with $44.0 million for 2003, an increase of $35.8 million. This increase can be primarily attributed to a $36.8 million increase in acquisition costs and $1.0 million decrease in other underwriting expenses.
      The $36.8 million increase in acquisition costs was primarily the result of a reduction in ceding commission of $91.2 million, offset by a decrease in direct commission of $44.4 million, a decrease in contingent commission expense of $0.9 million and an increase in the deferral of acquisition costs of $9.1 million. The reduction in ceding commission income was a result of a decrease in ceded premiums written as we increased our level of retention. The reduction in direct commission was consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit nonetheless increased based upon an improvement in our loss experience.
      The $1.0 million decrease in other underwriting expenses was primarily due to the termination of the stock appreciation plan in connection with the Acquisition in 2003, offset by higher professional service costs.

Provision for Doubtful Reinsurance Receivables
      We recorded a charge for an allowance for doubtful reinsurance receivables of $1.8 million in 2003. It was not necessary for us to record a charge in 2004.

Expense and Combined Ratios
      Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 34.7% for 2004, compared with 25.4% for 2003. The expense ratio for 2004 and 2003, excluding the impact of purchase accounting adjustments, would have been 34.5% and 25.2%, respectively. The expense ratio for 2004 was impacted by the changes to commissions and other underwriting expenses described above. The expense ratio for 2003 was impacted by changes to commissions and other underwriting expenses. As discussed above, our underwriting profit increased due to the improved loss experience. Part of our strategy is to continue to retain a higher percentage of our premiums. To the extent that we are able to accomplish this, we expect the net commission component of our expense ratio to increase.
      Our combined ratio was 92.8% for 2004, compared with 94.0% for 2003. This improvement was primarily the result of the increase in our level of premium retention and an improvement in our loss experience resulting from continuing rate increases in 2004.

Other Operating Expenses
      Other operating expenses were $1.5 million for 2004, compared with $0.8 million for 2003, an increase of $0.7 million.

Interest Expense
      Interest expense was $5.5 million for 2004, compared with $1.7 million for 2003, an increase of $3.8 million. Interest expense for 2004 consists of interest related to our senior notes payable to a related party and junior subordinated debentures.

Income Tax Expense (Benefit)
      Income tax benefit was $2.0 million for 2004, compared with $5.4 million of tax expense for 2003. The increase in tax benefit was primarily attributable to (1) the implementation of our quota share reinsurance arrangement with our Non-U.S. Insurance Operations that resulted in lower taxable underwriting and investment income and (2) an increase in the federal tax deduction for interest on a note payable to our Non-U.S. Subsidiaries to $11.5 million in 2004 from $3.8 million in 2003. Our effective tax benefit for 2004 was 6.2%, compared with an effective tax rate of 16.1% for 2003. The effective tax benefit realized in 2004 is not indicative of the effective rate expected in future years. The effective rates differed from the 6.8% weighted average rate due in part to investment in tax-exempt securities. We have an alternative minimum tax credit carryover of $12.3 million which, subject to statutory limitations, can be carried forward indefinitely. We are limited by Internal Revenue Code section 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Acquisition. The section 383 limitation is an amount equal to the value of the purchase price of the Acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Acquisition is $8.3 million per year.

Equity in Net Earnings of Partnerships
      Equity in net earnings of partnerships was $1.5 million for 2004, compared with $2.6 million for 2003, a decrease of $1.1 million. The decrease is primarily attributable to the performance of a limited partnership investment which invests mainly in convertible bonds and equities.

Extraordinary Gain
      The extraordinary gain of $1.2 million for 2004 represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Acquisition, which are currently considered to be deductible for federal tax purposes. The extraordinary gain of $46.4 million for 2003 represents the excess of the estimated fair value of net assets over purchase price from the Acquisition.

Net Income and Net Operating Income
      The factors described above resulted in net income of $37.0 million for 2004, compared to net income of $77.1 million for 2003, a decrease of $40.1 million or 52.0%. Net operating income was $34.1 million for 2004, compared with net operating income of $27.0 million for 2003, an increase of $7.1 million or 26.3%. Net operating income for 2004 is equal to 2004 net income less $1.7 million for after-tax realized investment gains and $1.2 million for an extraordinary gain recorded in connection with the Acquisition. Net operating income for 2003 is equal to 2003 net income less $3.7 million for after-tax realized investment gains and $46.4 million for an extraordinary gain recorded in connection with the Acquisition.
Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002
      The results of operations for the year ended December 31, 2003 reflect the combined financial performance of United America Indemnity and the Predecessor, Wind River Investment Corporation. The results of operations for the year ended December 31, 2002 reflect the performance of the Predecessor.

Special Note Regarding 2002
      There were several matters that had a significant effect on the results of operations for the year ended December 31, 2002. As a result, the following items should be considered when these results are compared with the results of operations for the year ended December 31, 2003:

•	We perform annual underwriting reviews on all our products. During 2002, as part of this annual review process, and as a result of reviews of our net loss reserves described in the next bullet point, we terminated a number of products as a result of factors such as unsatisfactory underwriting results and the absence of reinsurance capacity at pricing levels acceptable to us. These unsatisfactory underwrit-

ing results were in the form of faster than expected development of known incurred losses when compared to the original pricing assumptions used when the business was written. During the first six months of 2002, we terminated nine products within our four product classes, of which eight were E&S lines and one was specialty admitted. During the six months ended December 31, 2002, we terminated an additional five products, of which four were E&S lines and one was specialty admitted. Gross premiums written relative to those terminated products were $425.9 million for 2002 and net premiums written relative to those terminated products were $44.5 million in 2002.

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

Net Realized Investment Gains (Losses)
      Net realized investment gains were $5.8 million for 2003, compared with a $11.7 million net realized investment loss for 2002, a decrease of $5.9 million or 50.4%. The net investment gains for the current period consists of net gains of $6.4 million relative to our equity portfolio, net gains on fixed income investments of $0.3 million and $0.9 million of net losses relative to other invested assets. The net investment gain in 2002 consisted of net losses of $12.1 million relative to our equity portfolio, $1.7 million of gains relative to our fixed income investments, and net losses of $1.3 million relative to other invested assets.

Net Losses and Loss Adjustment Expenses
      Net losses and loss adjustment expenses were $123.7 million for 2003, compared with $201.8 million for 2002, a decrease of $78.1 million or 38.7%. The loss ratio for 2003 was 68.6% compared with 124.0% for 2002. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The improvement in the loss ratio was attributable to continuing rate increases in 2003 and the termination of products that did not meet our profitability targets in 2002 and 2003. The 2002 loss ratio also includes the effect of reserve strengthening. A further breakdown of losses incurred is as follows:

•	E&S net losses and loss adjustment expenses were $75.3 million for 2003, compared with $140.9 million for 2002. The loss ratio was 69.7% for 2003, compared with 138.9% for 2002. The improvement in the loss ratio was attributable to continuing rate increases in 2003 and the termination of products that did not meet our profitability targets in 2002 and 2003. The 2002 loss ratio also includes the effect of reserve strengthening.

•	Specialty admitted net losses and loss adjustment expenses were $48.4 million for 2003, compared with $52.6 million for 2002. The loss ratio for 2003 was 67.1%, compared with 99.1% for 2002. The improvement in the loss ratio was attributable to continuing rate increases in 2003 and the termination of products that did not meet our profitability targets in 2002 and 2003. The 2002 loss ratio also includes the effect of reserve strengthening.

Acquisition Costs and Other Underwriting Expenses
      Acquisition costs and other underwriting expenses were $44.0 million for 2003, compared with $18.9 million for 2002, an increase of $25.1 million. This increase can be primarily attributed to a $16.1 million increase in acquisition costs and $9.0 million increase in other underwriting expenses. A further analysis of acquisition costs and other underwriting expenses is as follows:

•	The $16.1 million increase in acquisition costs was primarily the result of a reduction in ceding commission of $48.4 million partially offset by a decrease in direct commission of $30.8 million. Contingent commission expense increased $7.8 million due to favorable loss experience and the deferral of acquisition costs increased by $9.2 million. The reduction in ceding commission income was a result of a decrease in ceded premiums written combined with an increase in our level of retention. The reduction in direct commission was consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit nonetheless increased based upon an improvement in our loss experience.

•	The $9.0 million increase in other underwriting expenses was primarily due to payments made to our executive officers in settlement of certain stock appreciation rights and for retention payments relating to services in connection with the closing of the acquisition.

Provision for Doubtful Reinsurance Receivables
      We recorded a charge for an allowance for doubtful reinsurance receivables of $1.8 million in 2003 as compared to $44.0 million in 2002.

Expense and Combined Ratios
      Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 25.4% for 2003, compared with 38.6% for 2002. The expense ratio for 2003 was impacted by the changes to commissions and other underwriting expenses described above. The expense ratio for 2002 includes a $44.0 million reserve for uncollectible reinsurance, which caused the expense ratio for 2002 to increase by 27.0 percentage points. As discussed above, our underwriting profit increased due to the improved loss experience. Part of our strategy is to continue to retain a higher percentage of our premiums. To the extent that we are able to accomplish this, we expect the net commission component of our expense ratio to increase.
      Our combined ratio was 94.0% for 2003, compared with 162.6% for 2002. This improvement was primarily the result of the increase in our level of premium retention and an improvement in our loss experience resulting from continuing rate increases in 2003. The 2002 combined ratio also includes the effect of reserve strengthening.

Other Operating Expenses
      Other operating expenses were $0.8 million for 2003, compared with $6.0 million for 2002, a decrease of $5.2 million. The decrease can primarily be attributed to the reduction of management fees paid during 2003.

Income Tax Expense
      Income tax expense was $5.4 million for 2003, compared with $40.6 million of tax benefit for 2002. Our effective tax rate for 2003 was 16.1%, compared with an effective tax benefit of 39.8% for 2002. The effective rates differed from the 35.0% U.S. statutory rate due in part to investment in tax-exempt securities and foreign income not expected to be taxed in the U.S. We incurred $1.0 million of alternative minimum tax benefit in 2003. At December 31, 2003, the alternative minimum tax credit carryover of $8.3 million is available for future years and does not expire.

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

Liquidity and Capital Resources
Sources and Uses of Funds
      United America Indemnity Combined is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Barbados, Wind River Bermuda, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company.
      United America Indemnity Combined’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders and corporate expenses, includes dividends and other permitted disbursements from Wind River Barbados, which in turn is largely dependent on dividends and other payments from Wind River Bermuda, the United National Insurance Companies, and the Penn-America Insurance Companies. United America Indemnity Combined has no planned capital expenditures that could have a material impact on its long-term liquidity needs.
      The principal sources of funds at Wind River Barbados, Wind River Bermuda and the Combined U.S. Insurance Operations include underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Wind River Barbados, Wind River Bermuda and the Combined U.S. Insurance Operations principally to pay claims and operating expenses, to purchase investments and to make dividend payments. United America Indemnity Combined’s future liquidity is dependent on the ability of Wind River Barbados, Wind River Bermuda and the Combined U.S. Insurance Operations to pay dividends.
      The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages.
Surplus Levels
      Each company in our Combined U.S. Insurance Operations is required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, each company in our Combined U.S. Insurance Operations capital and surplus are in excess of the prescribed minimum company action level risk-based capital requirements.
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
      Net cash was provided by operating activities in 2004, 2003, and 2002 of $59.3 million, $40.4 million, and $105.0 million, respectively. In 2004, net income before extraordinary gain increased from 2003 by $5.2 million. As a result, we were able to realize an increase of approximately $18.9 million in cash flows primarily as a result of the following items: (1) a decrease in gross premiums collected of $207.8 million, offset by a decrease in reinsurance premiums paid of $287.6 million; (2) an increase in gross losses of $165.2 million offset, by an increase in ceded losses of $168.9 million; (3) an increase in acquisition costs and other underwriting expenses of $40.3 million; (4) a decrease in the amount of federal income taxes recovered of $17.5 million; and (5) a decrease in other miscellaneous items of $6.8 million. In 2003, cash flows decreased by approximately $64.9 million despite an increase in net income of approximately $138.8 million from 2002. This decrease in cash flow was due to an extraordinary gain of $46.4 million in 2003 that resulted from the acquisition of Wind River Investment Corporation, and a decrease of $42.3 million in the provision for doubtful reinsurance in 2003 compared with 2002.
      Net cash was used for investing activities in 2004, 2003, and 2002 of $39.5 million, $87.4 million, and $109.1 million, respectively. The decrease in cash used for investing activities in 2004 from 2003 was primarily due to an additional $60.9 million of cash proceeds from the sales of bonds and stocks in 2004, offset against $14.7 million of additional purchases of bonds and stocks in 2004. In 2003, the decrease in cash used from 2002 was primarily due to the use of $11.5 million for the acquisition of business net of cash acquired, and $62.1 million of additional purchases of bonds and preferred stocks in 2003, offset by the additional $79.1 million of net cash proceeds from the sales and purchases of bonds and stocks in 2003.
      Net cash was provided by financing activities in 2004 and 2003 of $7.3 million and $53.9 million, respectively. There were no cash flows from financing activities in 2002. The source of the cash flow in 2004 was the issuance of 462,500 Class A common shares at a price of $17.00 per share in January 2004, in connection with exercise by the underwriters of the remaining overallotment option related to our initial public offering. Proceeds to United America Indemnity, net of underwriting discounts of $0.5 million, were $7.3 million. The main sources of cash flows in 2003 included $165.6 million from our December 15, 2003 IPO and $30.0 million due to the issuance of trust preferred securities, offset by the $150.0 million used in the redemption of our Series A preferred shares. Additionally, we also realized $240.0 million upon the issuance of common and preferred shares to Fox Paine during the Acquisition, of which $100.0 million was used for the Acquisition, and $17.6 million was used for fees and expenses of the Acquisition.
Liquidity
      Each company in our Combined U.S. Insurance Operations and our Non-U.S. Insurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At December 31, 2004, United America Indemnity had cash and cash equivalents of $242.1 million. At January 24, 2005, Penn-America Group and Penn Independent Group had cash and cash equivalents of $45.8 million and $21.6 million, respectively.
      The United National Insurance Companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata among the members of the group. United National Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premium that are ceded to United National Insurance Company by the other companies in the group must be collateralized. The state insurance departments that regulate the parties to the intercompany pooling agreements require United National Insurance Company to place assets on deposit subject to trust agreements for the protection of other group members.
      There are two intercompany pooling agreements in place. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the United National Insurance Companies cede all business to United National Insurance

Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained are allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool. To cover the required minimum exposure as of December 31, 2004, the trusts were funded to approximately $347.7 million. It is anticipated that the required funding amount will decline in future periods, which would improve the overall liquidity of the domestic insurance group.
      The Penn-America Insurance Companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata among the members of the group. Penn-Star Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premium that are ceded to Penn-Star Insurance Company by the other companies in the group must be collateralized. The state insurance departments that regulate the parties to the intercompany pooling agreements require Penn-Star Insurance Company to place assets on deposit subject to trust agreements for the protection of other group members.
      The United National Insurance Companies have entered into a quota share arrangement with Wind River Barbados and Wind River Bermuda. This reinsurance arrangement resulted in 45% and 15% of our net retained insurance liability on new and renewal business bound January 1, 2004 through April 30, 2004 being ceded to Wind River Barbados and Wind River Bermuda, respectively. The agreement also stipulates that 45% and 15% of the United National Insurance Companies’ December 31, 2003 net unearned premium be ceded to Wind River Barbados and Wind River Bermuda, respectively.
      The quota share arrangement was modified as of May 1, 2004. The new arrangement stipulates that 60% of the United National Insurance Companies’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to Wind River Bermuda. The modified arrangement also stipulates that 60% of the United National Insurance Companies’ April 30, 2004 unearned premium be ceded to Wind River Bermuda. Also, as a result of the modification, none of the net retained liability on new and renewal business bound May 1, 2004 and later by the United National Insurance Companies has been assumed by Wind River Barbados.
      Reinsurance premiums ceded by the United National Insurance Companies through October 2004 were paid to Wind River Bermuda and Wind River Barbados. Since Wind River Barbados and Wind River Bermuda are not authorized reinsurers in the United States, the insurance laws and regulations of Pennsylvania, Indiana and Wisconsin require the establishment of reinsurance trusts for the benefit of the United National Insurance Companies. The funding requirement includes the amount due on ceded paid loss and loss adjustment expenses, ceded unearned premium reserves, and ceded loss and loss adjustment reserves. Wind River Bermuda and Wind River Barbados have each established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Subsidiaries in the amount of $138.4 million and $19.8 million, respectively. We intend to invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that each of Wind River Bermuda and Wind River Barbados will have sufficient liquidity to pay claims prospectively.
      Pending regulatory approvals, the Penn-America Insurance Companies intend to enter into a quota share arrangement with Wind River Bermuda. As a result of this arrangement, a portion of their net retained insurance liability on new and renewal business bound in 2005 may be ceded to Wind River Bermuda.
      As a result of the cessions to our Non-U.S. Insurance Operations, we expect that in 2005 our U.S. Insurance Operations will have less positive cash flow from operations and our Non-U.S. Insurance Operations will have positive cash flow. This trend may continue for several years after 2005. As mentioned above, our U.S. Insurance Operations have sufficient liquidity to pay claims. We expect our overall cash flow to remain positive. We monitor our portfolios to assure liability and investment durations are closely matched.

      Prospectively, as fixed income investments mature and new cash is obtained the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is based on a percentage of our capital and surplus.
Capital Resources
      We do not anticipate paying any cash dividends on any of our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.
      As a result of the acquisition of our U.S. Insurance Operations, senior notes in an aggregate principal amount of $72.8 million, subject to adjustment, were issued to the Ball family trusts, by our subsidiary, Wind River Investment Corporation, as part of the purchase price, which senior notes we have fully and unconditionally guaranteed. These senior notes were amended and restated on November 24, 2003, and have an interest rate of 5.0%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015; however, in certain circumstances, Wind River Investment Corporation is required to make mandatory prepayments on these senior notes on October 1 of each year. Wind River Investment Corporation is only required to make such mandatory prepayments if we have generated “excess cash flow” for the preceding fiscal year. “Excess cash flow” generally means an amount equal to our consolidated net income, less such amounts as our Board of Directors may determine are necessary to: (1) maintain an A.M. Best rating of at least “A” (Excellent) for each of the United National Insurance Companies; (2) make permitted dividend payments; (3) maintain the statutory surplus of the United National Insurance Companies at acceptable levels and (4) provide our U.S. Insurance Operations with adequate levels of working capital. Under the terms of the senior notes, the earliest prepayment date is October 1, 2005 with the Board of Directors’ determination of “excess cash flow” being based on our 2004 results of operations and financial position at the time of the payment. The Board has not yet determined if excess cash flow was generated in 2004.
      For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages.
      UAI Luxembourg Investment holds promissory notes of $175.0 million and $110.0 million from U.N. Holdings II, Inc, which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $110.0 million note was issued subsequent to December 31, 2004. It is anticipated that interest on both notes will be paid yearly. U.N. Holdings II, Inc. has no operations. The ability of U.N. Holdings II, Inc. to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.
      On September 30, 2003, AIS, a wholly owned indirect subsidiary of United America Indemnity, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’ wholly owned statutory trust, Trust I.
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
      On October 29, 2003, AIS sold $20.0 million (aggregate liquidation amount) of floating rate trust preferred securities to I-Preferred Term Securities III, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’ wholly owned statutory trust, Trust II.
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
Commitments
      We have commitments in the form of operating leases, obligations to fund limited partnerships, revolving line of credit senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2004, contractual obligations related to United America Indemnity’s commitments were as follows:

		Payment Due by Period

					Subsequent
	Total	2005	2006-2007	2008-2009	to 2009

(Dollars in thousands)
Operating leases(1)	$19,258	$1,941	$4,059	$4,476	$8,782
Commitments to fund limited partnerships(2)	4,742	4,742	—	—	—
Discretionary demand line of credit(3)	124	31	62	31	—
Senior notes payable to related party(4)	112,004	3,642	7,285	7,285	93,792
Junior subordinated debentures(5)	88,659	2,004	4,008	4,008	78,639
Unpaid losses and loss adjustment expenses obligations(6)	1,876,510	457,312	622,488	314,012	482,698

Total	$2,101,297	$469,672	$637,902	$329,812	$663,911

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(2)	We are required to commit additional capital to certain limited partnership investments during future periods. Because the timing of the payments is not specified by the limited partnership agreements, all such commitments are treated as current obligations for the purpose of this table.

(3)	There were no outstanding borrowings against the discretionary demand line of credit as of December 31, 2004. The amounts shown above represent fees due on the amount available for borrowing.

(4)	As a result of the acquisition of Wind River Investment Corporation, senior notes in an aggregate principal amount of approximately $72.8 million, subject to adjustment, were issued to the Ball family trusts, as part of the purchase price by Wind River Investment Corporation, which senior notes we have fully and unconditionally guaranteed. These senior notes were amended and restated effective November 24, 2003, and have an interest rate of 5.0%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015; however, in certain circumstances Wind River Investment Corporation is required to make mandatory prepayments on these senior notes on October 1 of each year until maturity. Wind River Investment Corporation is required to make such mandatory prepayments if “excess cash flow,” as defined, was generated in the preceding fiscal year. “Excess cash flow” generally means an amount equal to our consolidated net income, less such amounts as our Board of Directors may determine are necessary to: (1) maintain an A.M. Best rating of at least “A” (Excellent) for each of the United National Insurance Companies; (2) make permitted dividend payments; (3) maintain the statutory surplus of the United National Insurance Companies at acceptable levels; and (4) provide our U.S. Insurance Operations with adequate levels of working capital. Under the terms of the senior notes, the earliest prepayment date is October 1, 2005 with the Board of Directors’ determination of “excess cash flow” being based on our 2004 results of operations and financial position at the time of the payment. The Board has not yet determined if excess cash flow was generated in 2004.

(5)	See discussion in Capital Resources.

(6)	See discussion in Liability for Unpaid Losses and Loss Adjustment Expenses.
      As of January 24, 2005, the combined contractual obligations relating to Penn-America Group’s and Penn Independent Group’s commitments were as follows:

	Payment Due by Period

					Subsequent
	Total	2005	2006-2007	2008-2009	to 2009

(Dollars in thousands)
Capital lease obligations(1)	$2,896	$503	$1,096	$1,096	$201
Operating lease obligations(2)	2,761	1,068	1,379	314	—
Junior subordinated debentures, including interest payments(3)	58,944	2,088	4,175	4,175	48,506
Revolving line of credit(4)	3,739	3,739	—	—	—
Term loans(5)	2,518	338	658	597	925
Unpaid losses and loss adjustment expenses(6)	235,544	66,655	90,897	43,245	34,747

Total	$306,402	$74,391	$98,205	$49,427	$84,379

(1)	Penn-America Group, Inc. and Penn Independent Group lease their home office space as part of normal operations. The amounts shown above represent future commitments under such capital leases.

(2)	Penn-America Group, Inc. and Penn Independent Group lease their equipment as part of normal operations. The amounts shown above represent future commitments under such operating leases.

(3)	In December, 2002, Penn-America Statutory Trust I, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of floating rate trust preferred securities. These securities have a thirty-year maturity, with a provision that allows Penn-America Group, Inc. to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 400 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group, Inc. may not declare or pay cash dividends on its common stock. Penn-America Group, Inc. guarantees all obligations of the Penn-America Statutory Trust I with respect to distributions and payments of these securities.

In May, 2003, Penn-America Statutory Trust II, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of floating rate trust preferred securities. These securities have a thirty-year maturity, with a provision that allows Penn-America Group, Inc. to call these securities at par after five years from the date of issuance. Cash distributions will be paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group, Inc. may not declare or pay cash dividends on its common stock. Penn-America Group, Inc. guarantees all obligations of the Penn-America Statutory Trust II with respect to distributions and payments of these securities.

Proceeds from the sale of these securities issued by Penn-America Group, Inc.’s business trust subsidiaries were used to acquire $30.0 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by Penn-America Group, Inc. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the floating rate trust preferred securities issued by the Penn-America Statutory Trust II. Penn-America Group, Inc. entered into an interest rate swap to fix the variable interest rate on the junior subordinated debentures issued to Penn-America Statutory Trust I at 7.4% through December 2007.

(4)	Penn Independent Financial Services Inc. maintains a $4,500,000 revolving line of credit which expires in November 2005. These funds are used to finance the loan, collateralized by a money market account with a balance of $4,500,000.

(5)	Term loans include two loans payable to a former shareholder of subsidiary due in monthly installments with interest. Loans mature in December 2013. Term loans include loan payable to a shareholder of a subsidiary due in monthly installments with interest. The loan matures in September 2009. Term loans include an auto loan, due in monthly installments, without interest. The loan matures February 2006.

(6)	The amounts above represent the expected future payout of Penn-America Group, Inc.’s unpaid losses and loss adjustment expenses.
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
Cautionary Note Regarding Forward-Looking Statements
      Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of the transactions, and statements about the future performance, operations, products and services of the companies.
      Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents; (9) the risk that our reinsurers may not be able to fulfill obligations; and (10) uncertainties relating to governmental and regulatory policies.
      The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included under “Business-Risk Factors.” We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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
      As of December 31, 2004, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
		Market Value

Basis Point Change	Market Value	$	%

(Dollars in thousands)
(200)	$612,390	$39,888	7.0%
(100)	593,427	20,925	3.7
No change	572,502	—	—
100	549,615	(22,887)	(4.0)
200	524,766	(47,736)	(8.3)

      As of January 24, 2005, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Penn-America Group’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
		Market Value

Basis Point Change	Market Value	$	%

(Dollars in thousands)
(200)	$396,711	$28,999	7.9%
(100)	382,636	14,924	4.1
No change	367,712	—	—
100	351,677	(16,035)	(4.4)
200	334,755	(32,957)	(9.0)
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
      With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts for collateral. As of December 31, 2004, $705.6 million of collateral was held in trust to support the reinsurance receivables.

Item 8.	Financial Statements and Supplementary Data
UNITED AMERICA INDEMNITY, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of United America Indemnity, Ltd.:
We have completed an integrated audit of United America Indemnity, Ltd’s. 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of the financial position of the Company as of December 31, 2003 and results of its operations and its cash flows for the period September 6, 2003 through December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedules
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of United America Indemnity, Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period September 6, 2003 through December 31, 2003 (“Successor Basis”) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Successor Basis financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated Successor Basis financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control Over Financial Reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A of the Company’s Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Philadelphia, PA
March 15, 2005
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of United America Indemnity, Ltd.:
In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Wind River Investment Corporation and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the period January 1, 2003 through September 5, 2003 and for year ended December 31, 2002 (“Predecessor Basis”) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Predecessor Basis financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Philadelphia, PA
February 16, 2004

UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003
(Dollars in thousands, except per share data)
ASSETS
Bonds:
Available for sale, at fair value (amortized cost: 2004 — $575,298, 2003 — $540,543)	$585,385	$549,966
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: 2004 — $4,804, 2003 — $4,372)	5,112	4,894
Common stocks:
Available for sale, at fair value (cost: 2004 — $34,004, 2003 — $30,762)	37,894	33,219
Other invested assets	53,756	45,434

Total investments	682,147	633,513
Cash and cash equivalents	242,123	214,796
Agents’ balances	47,132	62,374
Reinsurance receivables	1,531,863	1,762,988
Accrued investment income	7,141	5,909
Federal income taxes receivable	—	4,898
Deferred federal income taxes	28,372	25,323
Deferred acquisition costs	29,735	8,581
Prepaid reinsurance premiums	42,623	117,936
Other assets	14,801	12,443

Total assets	$2,625,937	$2,848,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,876,510	$2,059,760
Unearned premiums	152,166	177,408
Federal income taxes payable	1,943	—
Amounts held for the account of others	10,234	20,201
Ceded balances payable	22,698	59,876
Contingent commissions	4,499	5,178
Senior notes payable to related party	72,848	72,848
Junior subordinated debentures	30,929	30,929
Other liabilities	21,557	41,769

Total liabilities	2,193,384	2,467,969

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 15,585,653 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	3	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	356,725	347,487
Accumulated other comprehensive income, net of taxes	15,507	10,031
Retained earnings	60,318	23,271

Total shareholders’ equity	432,553	380,792

Total liabilities and shareholders’ equity	$2,625,937	$2,848,761

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31,	December 31,	September 5,	December 31,
	2004	2003	2003	2002
(Dollars in thousands, except per share data)
Revenues:
Gross premiums written	$409,073	$157,757	$510,623	$793,083

Net premiums written	$280,208	$61,265	$139,116	$172,689

Net premiums earned	$230,140	$51,912	$128,254	$162,763
Net investment income	20,165	6,106	13,289	17,685
Net realized investment gains (losses)	2,677	169	5,589	(11,702)

Total revenues	252,982	58,187	147,132	168,746
Losses and Expenses:
Net losses and loss adjustment expenses	133,838	38,506	85,178	201,750
Acquisition costs and other underwriting expenses	79,793	13,829	30,147	18,938
Provision for doubtful reinsurance receivables	—	—	1,750	44,000
Other operating expenses	1,509	378	377	5,968
Interest expense	5,523	1,604	46	115

Income (loss) before income taxes	32,319	3,870	29,634	(102,025)
Income tax (benefit) expense	(1,995)	(1,469)	6,864	(40,614)

Net income (loss) before equity in net income (loss) of partnerships	34,314	5,339	22,770	(61,411)
Equity in net income (loss) of partnerships	1,538	758	1,834	(252)

Net income (loss) before extraordinary gain	35,852	6,097	24,604	(61,663)
Extraordinary gain	1,195	46,424	—	—

Net income (loss)	37,047	52,521	24,604	(61,663)
Dividends on preferred shares	—	(29,250)	—	—

Net income (loss) available to common shareholders	$37,047	$23,271	$24,604	$(61,663)

Per share data:
Net income (loss) available to common shareholders before extraordinary gain	35,852	$(23,153)	$24,604	$(61,663)

Basic	$1.27	$(1.41)	$246,040	$(616,630)

Diluted	$1.24	$(1.41)	$246,040	$(616,630)

Extraordinary gain	$1,195	$46,424	$—	$—

Basic	$0.04	$2.83	$—	$—

Diluted	$0.04	$2.83	$—	$—

Net income (loss) available to common shareholders	$37,047	$23,271	$24,604	$(61,663)

Basic	$1.31	$1.42	$246,040	$(616,630)

Diluted	$1.28	$1.42	$246,040	$(616,630)

Weighted-average number of shares outstanding
Basic	28,259,173	16,372,283	100	100

Diluted	28,836,195	16,372,283	100	100

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income (Loss)

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31,	December 31,	September 5,	December 31,
	2004	2003	2003	2002
(Dollars in thousands)
Net income (loss)	$37,047	$52,521	$24,604	$(61,663)

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	7,816	16,532	(2,450)	(3,880)
Less:
Reclassification adjustment for gains (losses) included in net income	389	1,100	568	(12,275)

Other comprehensive income (loss), before tax	7,427	15,432	(3,018)	8,395
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,951	5,401	(1,056)	2,939

Other comprehensive income (loss), net of tax	5,476	10,031	(1,962)	5,456

Comprehensive income (loss), net of tax	$42,523	$62,552	$22,642	$(56,207)

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31,	December 31,	September 5,	December 31,
	2004	2003	2003	2002

(Dollars in thousands)
Common shares:
Number at beginning of period	27,802,503	10,000,000	100	100
Class A common shares issued in acquisition	—	2,500,000	—	—
Class A common shares issued under stock purchase plan	—	245,208	—	—
Class A common shares issued under share incentive plan	(200)	9,500	—	—
Class A common shares issued in IPO	462,500	10,750,000	—	—
Class A common shares issued in redemption of Series A preferred shares	—	1,610,295	—	—
Class A common shares issued to directors	8,350	—	—	—
Class B common shares issued in exchange for Series A preferred shares	—	2,687,500	—	—

Number at end of period	28,273,153	27,802,503	100	100

Common shares:
Balance at beginning of period	$3	$1	$—	$—
Class A common shares issued in IPO	—	2	—	—

Balance at end of period	$3	$3	$—	$—

Preferred shares:
Number at beginning of period	—	14,000,000	—	—
Preferred shares issued in acquisition	—	3,500,000	—	—
Preferred shares redeemed	—	(15,000,000)	—	—
Preferred shares exchanged for Class B common shares	—	(2,500,000)	—	—

Number at end of period	—	—	—	—

Preferred shares:
Balance at beginning of period	$—	$2	$—	$—
Preferred shares redeemed	—	(2)	—	—
Preferred shares exchanged for Class B common shares	—	—	—	—

Balance at end of period	$—	$—	$—	$—

Additional paid-in capital:
Balance at beginning of period	$347,487	239,997	$81,186	$81,186
Preferred share dividends	—	29,250	—	—
Preferred shares redeemed	—	(149,998)	—	—
Contributed capital from preferred shares	—	35,000	—	—
Contributed capital from common shares	7,312	193,238	5,638	—
Other	1,926	—	—	—

Balance at end of period	$356,725	$347,487	$86,824	$81,186

Accumulated other comprehensive income net of deferred income:
Balance at beginning of period	$10,031	$—	$7,329	$1,873
Other comprehensive income (loss)	5,476	10,031	(1,962)	5,456

Balance at end of period	$15,507	$10,031	$5,367	$7,329

Retained earnings:
Balance at beginning of period	$23,271	$—	$180,122	$241,785
Net income (loss)	37,047	52,521	24,604	(61,663)
Preferred share dividends	—	(29,250)	—	—

Balance at end of period	$60,318	$23,271	$204,726	$180,122

Total shareholders’ equity	$432,553	$380,792	$296,917	$268,637

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31,	December 31,	September 5,	December 31,
	2004	2003	2003	2002
(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$37,047	$52,521	$24,604	$(61,663)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Amortization of debt issuance costs	180	90	—	—
Restricted stock and stock option expense	652	1,274	—	—
Extraordinary gain	(1,195)	(46,424)	—	—
Deferred federal income taxes	(2,101)	(1,192)	39	(17,104)
Amortization of bond premium and discount, net	3,009	1,107	1,504	853
Net realized investment (gains) losses	(2,677)	(169)	2,994	12,275
Equity in (income) loss of partnerships	(1,538)	(758)	(1,834)	252
Unrealized loss (gain) on trading securities	—	—	(8,583)	(573)
Provision for doubtful agents’ balances	—	—	—	2,500
Provision for doubtful reinsurance receivables	—	—	1,750	44,000
Proceeds from sale or maturity of trading securities	—	—	9,827	33,598
Purchase of trading securities	—	—	(9,764)	(27,896)
Changes in:
Agents’ balances	15,242	20,447	(32,077)	(12,520)
Reinsurance receivables	231,125	31,274	(102,611)	(988,458)
Unpaid losses and loss adjustment expenses	(183,250)	(11,429)	116,172	1,097,065
Unearned premiums	(25,242)	4,692	5,450	33,110
Ceded balances payable	(37,178)	(27,602)	25,691	7,934
Other liabilities	(18,938)	(14,452)	(24,170)	17,750
Amounts held for the account of others	(9,967)	1,365	5,070	7,972
Funds held by reinsured companies	—	—	—	8,250
Contingent commissions	(679)	(1,966)	1,718	(4,070)
Federal income tax receivable	4,345	(4,199)	31,099	(29,655)
Prepaid reinsurance premiums	75,313	4,846	5,100	(23,184)
Deferred acquisition costs, net	(21,154)	(1,773)	(3,519)	(2,861)
Receivables for securities	—	—	—	6,530
Payable for securities	—	(23)	(6,227)	—
Other — net	(3,705)	(14,514)	5,008	868

Net cash provided by (used for) operating activities	59,289	(6,885)	47,241	104,973

Cash flows from investing activities:
Proceeds from sale of bonds and equity securities	330,060	198,506	70,629	187,391
Proceeds from maturity of bonds	20,965	200	3,525	6,000
Proceeds from sale of other invested assets	2,312	1,715	14,433	4,347
Purchase of bonds and equity securities	(390,177)	(252,569)	(101,924)	(292,410)
Proceeds from sale or repayment of mortgages	—	—	8	59
Proceeds from sale of mortgage	—	—	1,166	—
Purchase of other invested assets	(2,434)	(2,892)	(8,663)	(14,475)
Acquisition of business, net of cash acquired	—	(11,522)	—	—

Net cash used for investing activities	(39,274)	(66,562)	(20,826)	(109,088)

Cash flows from financing activities:
Net proceeds from issuance of common shares	7,312	165,557	—	—
Redemption of preferred shares	—	(150,000)	—	—
Borrowings under credit facility	—	—	4,650	17,600
Repayments of credit facility	—	—	(4,650)	(17,600)
Capital contribution from Ball Family Trusts	—	—	5,638	—
Issuance of common shares under stock purchase plan	—	2,686	—	—
Issuance of junior subordinated debentures	—	30,000	—	—

Net cash provided by financing activities	7,312	48,243	5,638	—

Net change in cash and cash equivalents	27,327	(25,204)	32,053	(4,115)
Cash and cash equivalents at beginning of period	214,796	240,000	72,942	77,057

Cash and cash equivalents at end of period	$242,123	$214,796	$104,995	$72,942

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of United America Indemnity, Ltd. (formerly United National Group, Ltd.) and its wholly owned subsidiaries, (“United America Indemnity” or the “Company”), Wind River Insurance Company (Barbados) Ltd. (“Wind River Barbados”), U.A.I. (Gibraltar) Limited, U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., Wind River (Luxembourg) S.ar.l., Wind River Insurance Company, Ltd. (“Wind River Bermuda”), Wind River Services, Ltd., U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc. (“AIS”), American Insurance Adjustment Agency, Inc. (“AIAA”), International Underwriters, LLC. (“IU”), United National Insurance Company (“UNIC”), Diamond State Insurance Company (“Diamond State”), United National Specialty Insurance Company (“United National Specialty”), United National Casualty Insurance Company (“United National Casualty”), J.H. Ferguson & Associates, LLC (“J.H. Ferguson”), Emerald Insurance Company, and Loyalty Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.
      As discussed below in Note 2, the Company acquired all of the outstanding common stock of Wind River Investment Corporation and its subsidiaries (“Wind River” or the “Predecessor”) on September 5, 2003 (the “Acquisition”). As a result of the Acquisition, the capital structure and basis of accounting of the Company differ from those of Wind River prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition (“Predecessor” period) may not be comparable to data for periods subsequent to the Acquisition.(“Successor” period).

Initial Public Offering of Class A Common Shares (“IPO”)
      In December 2003, the Company consummated an IPO of 10,750,000 Class A common shares, including 1,000,000 Class A common shares issued in connection with the exercise of part of the underwriters’ overallotment option, at a price of $17.00 per share. Proceeds of the offering less underwriting discounts of $12.8 million were $170.0 million. Expenses for the IPO totaled $4.4 million, resulting in net proceeds to the company of $165.6 million (the “IPO Proceeds”). The Company used $150.0 million of the IPO Proceeds to fund the redemption of all its Series A preferred shares. In January 2004, the Company issued 462,500 Class A common shares in connection with the underwriter’s remaining overallotment option at a price of $17.00 per share. Proceeds to the Company, net of underwriting discounts of $0.5 million, were $7.3 million.

Description of Business
      The Company offers four general classes of insurance products across both its excess and surplus lines (“E&S”) and specialty admitted business segments. These four classes of products are specific specialty insurance products, umbrella and excess insurance products, property and general liability insurance products and non-medical professional liability insurance products. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s non-U.S. insurance subsidiaries are licensed in Bermuda and Barbados and Wind River Bermuda is eligible to write surplus lines business in certain U.S. jurisdictions.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisition of Wind River
      United America Indemnity was organized by affiliates of Fox Paine & Company, LLC (“Fox Paine & Company”) on August 26, 2003, for the purpose of acquiring Wind River. On September 5, 2003, Fox Paine & Company made a capital contribution of $240.0 million to the Company, in exchange for 10.0 million Class B common shares and 14.0 million Series A preferred shares.
      On September 5, 2003, the Company acquired 100% of the outstanding common stock of Wind River from a group of family trusts affiliated with the Ball family of Philadelphia, Pennsylvania (the “Ball Family Trusts”) for a purchase price of $250.4 million. The purchase price for Wind River consisted of $100.0 million in cash, the issuance to the Ball Family Trusts of 2.5 million Class A common shares valued at $10.00 per share, the issuance to the Ball Family Trusts of 3.5 million Series A preferred shares valued at $10.00 per share and the issuance of senior notes by Wind River having an aggregate principal amount of approximately $72.8 million. The fair market valuations of the Class A common shares and Series A preferred shares were determined by using the GAAP book value of the shares on September 5, 2003, since the Company received its initial capitalization on that date.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the acquisition on September 5, 2003, the $250.4 million purchase price, which includes transaction-related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investments and cash	$667,836
Agents’ balances	82,821
Reinsurance receivables	1,794,262
Accrued investment income	5,176
Federal income taxes receivable	699
Prepaid reinsurance premiums	122,782
Intangible assets	96,350
Other assets	9,535

Total	$2,779,461

Liabilities:
Unpaid losses and loss adjustment expenses	$2,071,189
Unearned premiums	172,716
Amounts held for the account of others	12,857
Ceded balances payable	87,478
Deferred federal income taxes	5,462
Payable for securities	23
Contingent commissions	7,144
Due to affiliates	104
Other liabilities	59,840

Total	$2,416,813

Estimated fair value of net assets acquired	$362,648
Less: write-down of non-current, non-financial assets, net of tax, and intangible assets, net of $33,722 of taxes	(62,628)
Other assets, net of $1,694 of taxes	(3,146)

Total write-downs	(65,774)
Adjusted estimated fair value of net assets acquired	296,874

Excess of estimated fair value of net assets over purchase price	$(46,424)

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
      In connection with the acquisition of Wind River, the assets and liabilities acquired by the Company were adjusted to fair value. Accordingly, the fair values of the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables were estimated by (1) discounting the gross reserves and reinsurance receivables, (2) applying a risk margin to the gross reserves and reinsurance receivables and (3) reducing gross reinsurance receivables by an amount equal to an estimate of potentially uncollectible reinsurance

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivables as of the acquisition date. The factor (3) did not affect net reinsurance receivables materially because Wind River had recorded an allowance for uncollectible reinsurance, which was considered a reasonable estimate of the credit risk inherent in the reinsurance receivables as of the acquisition date.
      Wind River discounted the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables based on the present value of the expected underlying cash flows using a risk-free interest rate of 3%, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by Wind River’s actuarial department based on historical loss data.
      A risk margin of approximately 10% was applied to the discounted reserve for unpaid losses and loss adjustment expenses and reinsurance receivables to reflect management’s estimate of the cost Wind River would incur to reinsure the full amount of its unpaid losses and loss adjustment expenses with a third-party reinsurer. This risk margin was based upon management’s assessment of the uncertainty inherent in the reserve for unpaid losses and loss adjustment expenses and their knowledge of the reinsurance marketplace.
      As a result of these adjustments, the fair values of the reserve for losses and loss adjustment expenses and reinsurance receivables were reduced by $49.4 million as of the acquisition date. Based on the nature of Wind River’s reinsurance program and expected future payout patterns.
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

3.	Summary of Significant Accounting Policies

Investments
      The Company’s investments in bonds are classified as available for sale and are carried at their fair value. The difference between book value and fair value of bonds, excluding the derivative components, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between book value and fair value of the derivative components of the bonds is included in income. Although bonds are generally held to maturity, the Company regularly reevaluates this position based upon market conditions.
      As of September 5, 2003, the Predecessor owned approximately $15.3 million of convertible securities, which were classified as trading. After the acquisition, the Company’s convertible securities were classified as available for sale, and the Company bifurcated the embedded derivative component of these securities from the host contract. At December 31, 2004 and 2003, respectively, the Company owned approximately $24.0 million and $21.1 million of convertible securities.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of the preliminary purchase price allocation, as discussed above in Note 2, all of the Predecessor’s investments at September 5, 2003 were adjusted to their fair value on that date. Thus, the fair value of all investments on September 5, 2003 became the book value prospectively for the Company.
      The Predecessor’s investments in bonds were classified as available for sale and as trading and were carried at their fair value. The difference between book value and fair value of bonds classified as available for sale, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, had no effect on net income other than for impairments deemed to be other than temporary. The change in the difference between book value and fair value of bonds classified as trading is included in income.
      The Company’s investments in preferred stocks are classified as available for sale and are carried at fair value. The difference between book and fair value of preferred stocks, excluding derivative components, are net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between book value and fair value of the derivative components of the preferred stocks is included in income.
      The Predecessor’s investments in preferred stocks were classified as trading and were carried at fair value. The change in the difference between book value and fair value of preferred stocks is included in income.
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
      The Predecessor’s investments in common stocks were classified as trading and were carried at fair value. The change in the difference between book value and fair value of common stocks is included in income.
      Other invested assets are comprised primarily of limited liability partnership interests and uncollateralized commercial loans. Partnership interests of 3% ownership or greater are accounted for using the equity method. The change in the difference between book value and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. Partnership interests of less than 3% ownership are carried at their fair value. The change in the difference between book value and fair value of partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. Uncollateralized commercial loans are stated at unpaid principal balances, net of allowances.
      Net realized gains and losses on investments are reported as a component of income from investments. Such gains or losses are determined based on the specific identification method.
      The Company regularly performs various analytical procedures with respect to its investments, including identifying any security the fair value of which is below its cost. Upon identification of such securities, a detailed review of all such securities meeting predetermined thresholds is performed to determine whether such decline is other than temporary. If it is determined that a decline in value is other than temporary based upon this detailed review, or if a decline in value for an investment has persisted for 12 continuous months, or if the value of the investment has been 20% or more below cost for six continuous months or more, or significantly declines in value for shorter periods of time, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether the issuer is in financial distress, the investment is secured, a significant credit rating action occurred, scheduled interest payments were delayed or missed and changes in laws or regulations have affected an issuer or industry. The

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of any write-down is included in earnings as a realized loss in the period in which the impairment arose.
      During the year ended December 31, 2004, the Company recorded other than temporary losses of $0.2 million on its common stock portfolio. No such losses were incurred during the period from September 6, 2003 to December 31, 2003. During the period from January 1, 2003 to September 5, 2003, the Predecessor recorded other than temporary impairment losses of $1.9 million on its fixed income portfolio and $0.7 million on its investments in limited partnerships. During the year ended December 31, 2002, the Predecessor recorded realized losses, net of tax, of $0.8 million for other invested assets that experienced other than temporary declines in their estimated fair value.
      Fair value is defined as the amount at which the instrument could be exchanged in a current transaction with willing parties. The fair values of the Company’s investments in bonds and stocks are determined on the basis of quoted market prices. The Company also holds other invested assets, including investments in several limited partnerships, which were valued at $53.8 million and $45.4 million as of December 31, 2004 and 2003, respectively. Several of these partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of December 31, 2004 and 2003, respectively, the Company’s other invested assets portfolio includes $20.4 million and $16.9 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

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

Agents’ Balances
      In the normal course of business, the Company has various receivables due from agents or insureds. During 2002, the Predecessor established a $2.5 million allowance for uncollectible receivables due from agents or insureds. The balance of this allowance was unchanged at December 31, 2004 and 2003. The five largest general agencies accounted for approximately 48.9% of the net premiums written by the Company for the year ended December 31, 2004, with no one general agency accounting for more than 15.0%. J.H. Ferguson accounted for 9.0% of net premiums written during that period.

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      On February 28, 2003, AIS converted from a C Corporation to an S Corporation. AIS and its subsidiaries filed a consolidated federal tax return as of February 28, 2003. For the tax period from March 1, 2003 to September 5, 2003, United National Insurance Company and its subsidiaries filed a consolidated federal income tax return and AIS and its other subsidiaries, AIAA, IU and URP, will each file a separate, stand-alone federal income tax return.
      On September 5, 2003, Wind River and AIS converted from an S Corporation to a C Corporation. A consolidated income tax return was filed for all U.S. entities for the stub period from September 6, 2003 to December 31, 2003.

Deferred Acquisition Costs
      The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that are directly related to and vary with the production of business. The method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs for the year ended December 31, 2004, the period from September 6, 2003 to December 31, 2003, the period from January 1, 2003 to September 5, 2003, and the year ended December 31, 2002 were $53.2 million, $4.7 million, $12.0 million, and $14.6 million, respectively.

Guaranty Fund Assessments
      The U.S. Insurance Subsidiaries are subject to state guaranty fund assessments, which enable states to provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expenses for guaranty fund and insurance-related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimable. As of December 31, 2004 and 2003, included in other liabilities in the consolidated balance sheets were $1.1 million and $1.9 million, respectively, of liabilities for state guaranty funds and other assessments. As of December 31, 2004 and 2003, included in other assets in the consolidated balance sheets were $0.4 million and $0.6 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force at the balance sheet date.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unpaid Losses and Loss Adjustment Expenses
      The liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to insured events. This liability is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period with respect to direct business, estimates received from ceding companies with respect to assumed reinsurance and estimates of unreported losses.
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

Premiums
      Premiums are recognized as revenue ratably over the term of the respective policies. Unearned premiums are computed on a pro rata basis to the day of expiration.
      Premium suspense representing cash that has been received from insureds which is pending application to the policy administration system is recorded in other liabilities in the accompanying balance sheets.

Contingent Commissions
      Certain professional general agencies receive special incentives when certain premium thresholds are met or when loss results of business produced by these agencies are more favorable than predetermined thresholds. These costs are estimated and charged to other underwriting expenses when incurred.

Stock Based Compensation
      The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” which established a fair value-based method of accounting for stock-based compensation plans.

Extraordinary Gain
      The extraordinary gain of $1.2 million for 2004 represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Acquisition, which are currently considered to be deductible for federal tax purposes. The extraordinary gain of $46.4 million for 2003 represents the excess of the estimated fair value of net assets over purchase price from the Acquisition.

Earnings Per Share
      Basic earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding.

New Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (the “FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investments. Additionally, EITF Issue No. 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-01 when final guidance is released.
      In November 2004, the Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft Statement of Position, “Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements.” The exposure draft provides guidance on accounting by insurance companies for deferred acquisition costs on certain internal replacements other than those specifically described in FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” The accounting provisions of the exposure draft will be effective for fiscal years beginning after December 15, 2005. The Company is in the process of reviewing the exposure draft and determining how it will be applied and its impact, if any, on the Company’s consolidated financial statements.
      In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which revises the original FAS 123. The Company has previously adopted the requirements of FAS 123, which require companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for interim periods beginning after June 15, 2005. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted, modified or vested and the impact on compensation expense related to such awards will have on the Company’s consolidated financial statements.

Reclassification
      Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	Investments
      Bonds available for sale with an estimated fair market value of approximately $374.2 million and $292.8 million, were deposited with various governmental authorities in accordance with statutory requirements at December 31, 2004 and 2003, respectively. In addition, bonds with an estimated fair market value of $5.5 million and $5.4 million at December 31, 2004 and 2003, respectively, were held in a trust fund to meet the regulatory requirements of Wind River Bermuda, one of the Company’s subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The cost and estimated fair value of investments classified as available for sale were as follows as of December 31, 2004 and 2003:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(Dollars in thousands)
2004
Bonds:
Obligations of states and political subdivisions	$299,525	$8,700	$(315)	$307,910
Mortgage-backed securities	52,690	456	(3)	53,143
U.S. treasury and agency obligations	163,108	285	(979)	162,414
Corporate notes	59,975	2,215	(272)	61,918

Total bonds	575,298	11,656	(1,569)	585,385
Common stock	34,004	4,338	(448)	37,894
Preferred stock	4,804	418	(110)	5,112

Total	$614,106	$16,412	$(2,127)	$628,391

2003
Bonds:
Obligations of states and political subdivisions	$481,129	$8,391	$(143)	$489,377
Mortgage-backed securities	2,055	2	—	2,057
U.S. treasury and agency obligations	42,170	212	(14)	42,368
Corporate notes	15,189	1,038	(63)	16,164

Total bonds	540,543	9,643	(220)	549,966
Common stock	30,762	2,739	(282)	33,219
Preferred stock	4,372	733	(211)	4,894

Total	$575,677	$13,115	$(713)	$588,079

      The Company held no debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at December 31, 2004 or 2003.
      The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2004:

				Gross Unrealized Losses

			Cost or			Between
	Number of		Amortized		Six Months	Seven Months	Greater Than
	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year

(Dollars in thousands)
Bonds	74	$180,013	$181,582	$1,569	$372	$1,024	$173
Preferred Stock	5	1,238	1,348	110	77	0	33
Common Stock	30	7,083	7,531	448	270	178	—

				$2,127	$719	$1,202	$206

      Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2004, concluded the unrealized losses discussed above are not other than temporary impairments.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company regularly performs various analytical procedures with respect to its investments, including identifying any security the fair value of which is below its cost. Upon identification of such securities, a detailed review of all such securities meeting predetermined thresholds is performed to determine whether such decline is other than temporary. If it is determined that a decline in value is other than temporary based upon this detailed review, or if a decline in value for an investment has persisted for 12 continuous months, or if the value of the investment has been 20% or more below cost for six continuous months or more, or significantly declines in value for shorter periods of time, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether the issuer is in financial distress, the investment is secured, a significant credit rating action occurred, scheduled interest payments were delayed or missed and changes in laws or regulations have affected an issuer or industry. The amount of any write-down is included in earnings as a realized loss in the period in which the impairment arose.
      During the year ended December 31, 2004, the Company recorded other than temporary losses of $0.2 million on its common stock portfolio. No such losses were incurred during the period from September 6, 2003 to December 31, 2003. During the period from January 1, 2003 to September 5, 2003, the Predecessor recorded other than temporary impairment losses of $1.9 million on its fixed income portfolio and $0.7 million on its investments in limited partnerships.
      The amortized cost and estimated fair value of bonds classified as available for sale at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

(Dollars in thousands)
Due in one year or less	$18,455	$18,398
Due after one year through five years	170,916	170,642
Due after five years through ten years	153,155	155,928
Due after ten years	180,082	187,274
Mortgage-backed securities	52,690	53,143

	$575,298	$585,385

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net realized investment gains (losses) on the sale of investments for the year ended December 31, 2004, the period from September 6, 2003 to December 31, 2003, and the period from January 1, 2003 to September 5, 2003, were as follows:

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003
	Year Ended	through	through
	December 31, 2004	December 31, 2003	September 5, 2003

(Dollars in thousands)
Bonds:
Gross realized gains	$1,178	$989	$3,484
Gross realized losses	(505)	(1,335)	(2,877)

Net realized gains (losses)	673	(346)	607

Common stock:
Gross realized gains	3,632	820	6,353
Gross realized losses	(1,302)	(305)	(711)

Net realized gains	2,330	515	5,642

Preferred stock:
Gross realized gains	—	—	288
Gross realized losses	(326)	—	(75)

Net realized gains	(326)	—	213

Other invested assets:
Gross realized gains	—	—	493
Gross realized losses	—	—	(1,366)

Net realized losses	—	—	(873)

Total net realized investment gains	$2,677	$169	$5,589

      Proceeds from sales of investments in debt and preferred stocks classified as available for sale were $187.4 million during 2002. Gross gains of $3.2 million and gross losses of $1.6 million were realized on those sales during 2002. During 2002, the Predecessor recorded realized losses, net of tax, of $0.8 million for other invested assets that experienced other than temporary declines in their estimated market value.
      Investments in debt securities classified as trading securities at December 31, 2002, had a fair value of $14.6 million. In addition, common stocks with a fair value of $31.6 million at December 31, 2002, were classified as trading securities. A gain of $0.4 million, net of tax expense of $0.2 million in 2002, on debt and equity securities classified as trading securities were included in earnings in 2002.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The sources of net investment income for the year ended December 31, 2004, the period from September 6, 2003 to December 31, 2003, the period from January 1, 2003 to September 5, 2003, and the year ended December 31, 2002 as follows:

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31, 2004	December 31, 2003	September 5, 2003	December 31, 2002

(Dollars in thousands)
Bonds	$19,863	$5,453	$13,283	$20,868
Equity securities	850	308	438	872
Cash and cash equivalents	1,851	360	755	1,411
Other	1,760	370	1,257	1,444

Total investment income	24,324	6,491	15,733	24,595
Investment expense	(4,159)	(385)	(2,444)	(6,910)

Net investment income	$20,165	$6,106	$13,289	$17,685

      There were no investments in bonds that were non-income producing for the year ended December 31, 2004, the period from September 6, 2003 to December 31, 2003, the period from January 1, 2003 to September 5, 2003 or the year ended December 31, 2002.

5.	Reinsurance
      The Company cedes insurance to unrelated insurers on a pro rata and excess of loss basis in the ordinary course of business to limit its net loss exposure. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.
      At December 31, 2004 and 2003, the Company carried reinsurance receivables of $1,531.9 million and $1,763.0 million, respectively. As indicated in Note 2 above, these amounts are net of a purchase accounting adjustment of $49.4 million arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustment will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million estimate of uncollectible reinsurance at the time of the acquisition has been subsequently reduced to $28.7 million at December 31, 2004 primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At December 31, 2004 and 2003, the Company held $705.6 million and $719.0 million, respectively, of collateral securing its reinsurance receivables.
      Since the Wind River acquisition date, no allowance for uncollectible reinsurance has been established since management believes its reinsurance receivables are recorded at their net realizable amounts. The need for an allowance for uncollectible reinsurance is based on the results of the Company’s regular review of the collectibility of recorded reinsurance receivables due from its external reinsurers.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following groups of reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

	Reinsurance	A.M. Best Ratings
	Receivables	(As of December 31, 2004)

(Dollars in thousands)
Berkshire Hathaway	$76.0	A++
Everest Reinsurance Company	13.5	A+
Fairfax Financial	31.6	A
GE Global Group	214.0	A
Hartford Fire Insurance Company	100.5	A+
Motors Insurance Corporation	24.4	A
Munich Group	303.5	A
Partner Re	17.9	A+
SCOR Reinsurance Company	14.8	B++
Swiss Re Group	33.4	A+
XL Reinsurance Company	19.5	A+

	$849.1

      On October 29, 2003, the Company commuted a reinsurance agreement with Trenwick America Reinsurance Corporation (“Trenwick”). As a part of the commutation, the Company received $5.7 million in cash, which equaled the Company’s estimated net realizable value of amounts that were due from Trenwick. Accordingly, there was no gain or loss recognized as a result of this commutation. The commutation released Trenwick from all future obligations under the agreement.
      On April 16, 2002, the Predecessor commuted an assumed aggregate stop loss retrocession agreement. The commutation released the Company from all future obligations under the agreement. Losses paid in connection with this commutation, totaling $82.9 million, were offset by funds held by the reinsured relative to this treaty.
      During 2002, the Predecessor was involved in arbitration proceedings with one of its reinsurers, Riunione Adriatica Di Sicurta (“RAS”). RAS was seeking to rescind the reinsurance agreement and prohibit the Predecessor from drawing down on available lines of credit, and demanding repayment of funds drawn from the line of credit. On October 1, 2002, the arbitration panel issued an Order and Award holding RAS liable for a portion of the total amount in dispute. RAS was also ordered to pay interest at a rate of 4% compounded annually with respect to balances then due. The panel further ordered a portion of the reinsurance agreement between RAS and the Predecessor to be rescinded from inception. RAS was released from all future liabilities or responsibilities to the Predecessor with respect to the rescinded portion of the reinsurance agreement. This rescission resulted in a $20.6 million charge recorded in incurred losses to income of the Predecessor during 2002 as follows:

(Dollars in thousands)
Losses and loss adjustment expense incurred	$(23,610)
Premium earned	3,968
Reversal of ceding commission income	(938)

Total	$(20,580)

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of reinsurance on premiums written and earned is as follows:

	Written	Earned
(Dollars in thousands)
For the year ended December 31, 2004:
Direct business	$409,073	$434,312
Reinsurance assumed	—	—
Reinsurance ceded	128,865	204,172

Net premium	$280,208	$230,140

Percentage assumed of net		—%

September 6, 2003 through December 31, 2003:
Direct business	$157,756	$147,714
Reinsurance assumed	1	1
Reinsurance ceded	96,492	95,803

Net premiums	$61,265	$51,912

Percentage assumed of net		—%

January 1, 2003 through September 5, 2003:
Direct business	$510,574	$510,450
Reinsurance assumed	49	81
Reinsurance ceded	371,507	382,277

Net premiums	$139,116	$128,254

Percentage assumed of net		0.1%

For the year ended December 31, 2002:
Direct business	$791,863	$750,426
Reinsurance assumed	1,220	9,538
Reinsurance ceded	620,394	597,201

Net premiums	$172,689	$162,763

Percentage assumed of net		5.9%

6.	Income Taxes
      Under current Cayman Islands law, the Company is not required to pay any taxes in the Cayman Islands on its income or capital gains. The Company has received an undertaking that, in the event of any taxes being imposed, the Company will be exempted from taxation in the Cayman Islands until the year 2023. Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016. Under current Barbados law, the Company and its Barbados subsidiary are not required to pay any taxes in Barbados on its income or capital gains. The Company has received an undertaking that in the event of any taxes being imposed, the Company will be exempted from taxation in Barbados until the year 2033.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      U.N. Holdings II and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns.
      The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.
      The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes in 2004 of $32.3 million represents $26.0 million from foreign operations and $6.3 million from domestic operations. The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

			Successor		Predecessor
	Successor		September 6, 2003		January 1, 2003		Predecessor
	Year Ended		through		through		Year Ended
	December 31, 2004		December 31, 2003		September 5, 2003		December 31, 2002

		% of Pre-		% of Pre-		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
(Dollars in thousands)
Expected tax provision at weighted average	$2,208	6.8%	$232	6.0%	$10,367	35.0%	$(35,709)	(35.0)%
Adjustments:
Tax exempt interest	(4,534)	(14.0)	(1,850)	(47.8)	(3,404)	(11.5)	(4,848)	(4.7)
Dividend exclusion	(171)	(0.5)	(60)	(1.6)	(95)	(0.3)	(168)	(0.2)
Non-resident withholding	391	1.2	193	5.0	—	—	—	—
Other	111	0.3	16	0.4	(4)	—	111	0.1

Actual Taxes	$(1,995)	(6.2)%	$(1,469)	(38.0)%	$6,864	23.2%	$(40,614)	(39.8)%

      In 2004, the Company recognized an extraordinary gain of $1.2 million for tax benefits derived from acquisition costs included as a reduction in equity as a result of the Acquisition, that have been or will be deducted in the future from income for federal tax purposes.
      The following table summarizes the components of income tax expense (benefit):

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31, 2004	December 31, 2003	September 5, 2003	December 31, 2002
(Dollars in thousands)
Current income tax (benefit) expense:
U.S. Federal	$(1,290)	$1,483	$4,670	$(23,510)
Non-resident withholding	391	193	—	—

	(899)	1,676	4,670	(23,510)
Deferred income tax (benefit) expense:
U.S. Federal	(1,096)	(3,145)	2,194	(17,104)

Total income tax expense (benefit)	$(1,995)	$(1,469)	$6,864	$(40,614)

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2004 and 2003 are presented below:

	2004	2003
(Dollars in thousands)
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$17,321	$21,150
Unearned premiums	3,066	2,928
Alternative minimum tax credit carryover	12,312	8,289
Depreciation and amortization	3,343	93
Accrued interest	2,040	1,806
Other	6,002	4,698

Total deferred tax assets	44,084	38,964

Deferred tax liabilities:
Gain on trading securities	521	1,385
Gain on other securities	7,515	5,430
Unrealized gain on securities available for sale	4,124	2,868
Deferred acquisition costs	2,970	3,003
Other	582	955

Total deferred tax liabilities	15,712	13,641

Total net deferred tax assets	$28,372	$25,323

      Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2004 and 2003.
      Federal operating loss carryforwards in the amount of $2.3 million are available at December 31, 2004. The operating losses can be carried forward for a period of 20 years and are available to offset taxable income through the year 2024.
      The Company has an alternative minimum tax credit carryover of $12.3 million, which, subject to statutory limitations, can be carried forward indefinitely.
      The federal tax returns for the Company’s U.S. operations are open to review by the IRS. Management believes that adequate provisions have been made in the financial statements to cover any potential audits and tax related matters for all years for which the statute of limitations has not expired. The statute of limitation has not yet expired for years 2000 through 2003.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Liability for Unpaid Losses and Loss Adjustment Expenses
      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31, 2004	December 31, 2003	September 5, 2003	December 31, 2002
(Dollars in thousands)
Unpaid losses and loss adjustment expenses at beginning of period	$2,059,760	$2,121,615	$2,004,422	$907,357
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses(1)	1,745,737	1,839,059	1,743,602	750,573

Net balance at beginning of period(1)	314,023	282,556	260,820	156,784

Incurred losses and loss adjustment expenses related to:
Current year	134,648	37,861	85,178	130,327
Prior years	(810)	645	—	71,423

Total incurred losses and loss adjustment expenses	133,838	38,506	85,178	201,750

Paid losses and loss adjustment expenses related to:
Current year	27,199	10,934	16,768	34,045
Prior years(2)	76,048	(3,895)	46,674	63,669

Total paid losses and loss adjustment expenses	103,247	7,039	63,442	97,714

Net balance at end of period	344,614	314,023	282,556	260,820
Plus gross reinsurance receivables on unpaid losses and loss adjustment	1,531,896	1,745,737	1,839,059	1,743,602

Unpaid losses and loss adjustment expenses at end of period	$1,876,510	$2,059,760	$2,121,615	$2,004,422

(1)	In connection with the Acquisition, the reinsurance receivables on unpaid losses and loss adjustment expenses was reduced by $49.1 million from $1.839 billion to $1.790 billion, resulting in an increase in the net unpaid losses and loss adjustment expense from $282.6 million to $331.7 million.

(2)	Net paid losses and loss adjustment expenses during the period from September 6, 2003 to December 31, 2003 related to prior years include the commutation with Trenwick America Reinsurance Corp. in the amount of $20.5 million. Net paid losses and loss adjustment expenses during the period from January 1, 2003 to September 5, 2003 related to prior years included a commutation with AXA Corporate Solutions in the amount of $0.4 million.
      Net loss and loss adjustment expenses relating to prior accident years for 2004 and 2003 were $(0.8) million and $0.4 million, respectively.
      In 2002, the increase in net losses and loss adjustment expenses of $71.4 million relating to prior accident years is primarily attributable to higher than anticipated losses of $47.8 million in the multiple peril and other liability lines of both the Company’s E&S and specialty admitted segments and the results of an arbitration

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proceeding that resulted in the rescission of a reinsurance agreement that caused prior year losses to increase by $23.6 million. See Note 5 for additional details regarding the rescission.
      In 2002, management determined that it was necessary to increase the projected ultimate loss ratios, relative to these accident years, due to the fact that losses relative to prior accident years were emerging at a rate that was greater than originally expected. As a result, prior year losses were increased by $71.4 million.
      In the past, the Predecessor underwrote multi-peril business insuring general contractors and developers that has resulted in significant exposure to construction defect (“CD”) claims. Management believes its reserves for CD claims ($28.5 million and $36.8 million as of December 31, 2004 and 2003, net of reinsurance, respectively) are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.
      The Company has 37 direct claims related to the September 11th, 2001 terrorist attacks as of December 31, 2004 and 2003. The majority of these claims are first party property claims while a few stem from event interruption. Estimated direct indemnity exposure as of December 31, 2004 and 2003, was $5.0 million, with reinsurance to non-affiliates totaling $4.6 million, leaving net indemnity exposure of $0.4 million. The Company does not anticipate any additional material impact to its financial statements, nor does it expect any future obligations related to this tragedy.
      The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed Case law and claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2004 and 2003 were IBNR reserves of $8.2 million and $6.4 million, respectively, and case reserves of approximately $3.6 million and $1.6 million, respectively, for known A&E-related claims.
      The following table shows the Company’s reserves for A&E losses:

	Years Ended December 31,

	2004	2003	2002

(Dollars in thousands)
Net reserve for A&E losses and loss adjustment expenses reserves — beginning of period	$8,032	$8,144	$2,104
Plus: Incurred losses and loss adjustment expenses — case reserves	2,012	320	170
Plus: Incurred losses and loss adjustment expenses — IBNR	2,617	111	1,979
Plus: Allocated losses and loss adjustment expenses — IBNR	—	—	4,391
Less: Payments	861	543	500

Net reserves for A&E losses and loss adjustment expenses — end of period	$11,800	$8,032	$8,144

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Debt
      On September 30, 2003, AIS, a wholly owned indirect subsidiary of the Company, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’ wholly owned statutory trust, United National Group Capital Trust I (“Trust I”).
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
      On October 29, 2003, AIS sold $20.0 million (aggregate liquidation amount) of floating rate trust preferred securities to I-Preferred Term Securities III, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly owned statutory trust, United National Group Capital Statutory Trust II (“Trust II”).
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
      Adoption of FIN 46 and its current interpretations did not have a material impact on the Company’s financial condition, results of operations or liquidity. The Company applied the provisions of FIN 46 and its current interpretations to its reporting for Trusts I and II, which issued $30.0 million of trust preferred securities in 2003. As a result of application of the provisions of FIN 46, the Company deconsolidated these

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
wholly owned statutory trusts, resulting in an increase of $0.9 million of other assets and debt on the balance sheet.
      As a result of the Acquisition, senior notes in an aggregate principal amount of approximately $72.8 million, subject to adjustment, were issued to the Ball Family Trusts by Wind River, as part of the purchase price. These senior notes have an interest rate of 5%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015; however, in certain circumstances, Wind River is required to make mandatory prepayments on these senior notes on October 1 of each year until maturity. Wind River is required to make such mandatory prepayments if “excess cash flow,” as defined, was generated in the preceding fiscal year. “Excess cash flow” generally means an amount equal to consolidated net income, less such amounts as the Company’s Board of Directors may determine are necessary to: (1) maintain an A.M. Best rating of at least “A” (Excellent) for each of the Company’s U.S. insurance subsidiaries; (2) make permitted dividend payments; (3) maintain the statutory surplus of the Company’s U.S. insurance subsidiaries at acceptable levels; and (4) provide the Company’s United National Insurance Companies with adequate levels of working capital. Under the terms of the senior notes, the earliest prepayment date is October 1, 2005 with the Company’s Board of Directors’ determination of “excess cash flow” being based on the Company’s 2004 results of operations and financial position at the time of the payment. The Company’s Board of Directors has not yet determined if excess cash flow was generated in 2004.
      During 2002, the Company established a $25.0 million Revolving Credit Facility with Citizens Bank of Pennsylvania. Interest is payable monthly at LIBOR plus 65 basis points or the Prime Rate. The Revolving Credit Facility was converted to a Demand Discretionary Facility in February 2003. As of December 31, 2004, there was no balance due in connection with this credit facility.
9.     Related Party Transactions
      As described in Note 8 “Debt,” above, in 2003, Wind River issued senior notes in an aggregate principal amount of approximately $72.8 million to the Ball family trusts. These senior notes mature on September 5, 2015. Russell Ball, an affiliate of the Ball family trusts, currently serves on the Company’s board of directors.
      At December 31, 2004 and 2003, Wind River Barbados was a limited partner in investment funds managed by Fox Paine & Company. The Company’s investment in these limited partnerships was valued at $6.2 million and $4.0 million at December 31, 2004 and 2003, respectively. At December 31, 2004, the Company had an additional capital commitment of $4.0 million to these limited partnerships.
      In November 2004, the Company prepaid $1.5 million of management fees to Fox Paine & Company ($1.3 million) and The AMC Group, L.P. (“The AMC Group”) ($0.2 million), both of which are affiliates. The prepaid management fees cover the period from September 5, 2004 through September 4, 2005 and will be recognized ratably over that period. On September 5, 2003, the Company prepaid $1.5 million of management fees to Fox Paine & Company ($1.2 million) and The AMC Group ($0.3 million), both of which are affiliates. The prepaid management fees cover the period from September 5, 2003 through September 4, 2004 and were recognized ratably over that period.
      At December 31, 2003, the Company had balances payable due to Fox Paine & Company totaling approximately $0.5 million related to reimbursement of costs associated with the Company’s IPO.
      In 2003, the Company issued 1,610,295 Class A common shares and 187,500 Class B common shares for payment of preferred stock dividends of $29.3 million. These shares were issued to Fox Paine & Company and the Ball Family Trusts.
      On September 5, 2003, the Company paid Fox Paine & Company a transaction fee of $12.0 million related to the Company’s acquisition of Wind River and reimbursed Fox Paine & Company for $0.5 million of related expenses.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On August 25, 2003, the Predecessor sold a series of limited partnership interests to Wind River Investments, LLC, an affiliate. Proceeds from the sale of those investments totaled $6.0 million. A loss of $0.7 million was realized on the sale to Wind River Investments, LLC.
      During 2001, the Predecessor made a loan to The AMC Group, an affiliate. This note, which was carried at amortized cost of $0.8 million, was included in other invested assets as of December 31, 2002. In April 2003, this note was sold for $0.6 million (the amortized value as of April 30, 2003) to American Manufacturing Corporation, an affiliate. No gain or loss was realized on the sale to American Manufacturing Corporation.
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
      During 2002, the Predecessor paid management and investment advisory fees of $9.9 million to The AMC Group, an affiliate.

10.	Commitments and Contingencies

Lease Commitments
      Total rental expense under operating leases for the year ended December 31, 2004, the period from September 6, 2003 to December 31, 2003, the period from January 1, 2003 to September 5, 2003, and the year ended December 31, 2002 aggregated $2.6 million, $0.7 million, $1.4 million, and $1.8 million, respectively. At December 31, 2004, future minimum payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2005	$1,941
2006	2,123
2007	1,936
2008	2,301
2009 and thereafter	10,957

Total	$19,258

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
      On November 23, 2004, UNIC settled, in consideration of a payment in the amount of $1.8 million by Gulf Underwriters Insurance Company (“Gulf”) to UNIC, a lawsuit instituted by Gulf pending in the Superior Court of Fulton County, Georgia. The lawsuit had sought to rescind a facultative reinsurance certificate issued by Gulf to UNIC with regard to an individual insurance policy. The reinsurance certificate provided 100% reinsurance to UNIC for loss and loss adjustment expenses paid under the insurance policy.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The lawsuit had followed UNIC’s billing to Gulf for reimbursement of a loss in the amount of $3.1 million that UNIC had paid under that insurance policy and for which UNIC filed a counterclaim against Gulf. No gain or loss was recognized from the settlement of this lawsuit.
      On November 29, 2004, Diamond State received an award in the arbitration matter between Diamond State and Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. (collectively “Partner Re”). In the arbitration, Diamond State sought recovery under a reinsurance agreement with Partner Re relative to loss and expenses incurred by Diamond State in litigation brought by Bank of America N.A. and Platinum Indemnity Limited, which was resolved by Diamond State in January 2004. On December 2, 2004, Partner Re paid Diamond State approximately $19.5 million representing payment in full of the arbitration award, including approximately $2.8 million for legal fees and expenses. On December 6, 2004, Diamond State made a payment to Partner Re in the amount of approximately $1 million that had been held by Diamond State as an offset against the amount claimed to be owed to Diamond State by Partner Re. There was approximately $600,000 of interest income and no gain or loss recognized as a result of this award.

Other Commitments
      The Company has committed to investing into several limited liability partnership funds. As of December 31, 2004, $40.4 million has been invested. The Company has a remaining commitment of $4.7 million. The timing and funding of this remaining commitment has not been determined. As investment opportunities are identified by the partnerships, capital calls will be made.
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

11.	Shareholders’ Equity

Series A Preferred Shares
      In September 2003, the Company issued 14,000,000 Series A preferred shares in connection with the initial capitalization of United America Indemnity and 3,500,000 Series A preferred shares in connection with the Acquisition. Also during September 2003, 2,500,000 Series A preferred shares were exchanged for 2,687,500 Class B common shares, including 187,500 Class B common shares for payment of preferred stock dividends of $1.9 million.
      In December 2003, 15,000,000 Series A preferred shares were redeemed for $150.0 million in cash and the issuance of 1,610,295 Class A common shares for payment of preferred stock dividends of $27.4 million. As of December 31, 2003, there were no Series A preferred shares outstanding.

12.	Compensation Plans
      The Company follows SFAS No. 123, which establishes a fair value-based method of accounting for stock-based compensation plans.

Share Incentive Plan
      In September and October 2003, the Company’s Board of Directors approved the Company’s Share Incentive Plan and Amendment No. 1 thereto (as so amended, the “Plan”). The purpose of the Plan is to enable the Company to offer key employees stock options, restricted stock and other stock-based awards.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the period from September 5, 2003 to December 31, 2003, the Company granted 579,201 Time-Based Options and 883,489 Performance-Based Options under the Plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeitable upon termination of employment for any reason, and expire 10 years after the grant date. The first vesting period ends on December 31, 2004. The Performance-Based Options vest in 25% increments and are conditioned upon the Company achieving various operating targets or Fox Paine’s holdings in United America Indemnity achieving an agreed upon rate of return, and expire 10 years after the grant date. The first vesting period ends on December 31, 2004.
      On August 3, 2004, the Company granted 10,000 Time-Based Options under the Plan. The Time Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reasons, and expire 10 years after grant date. The first vesting period ends on August 3, 2005. In 2004, the Company recorded $0.5 million of compensation expense for the 1,464,090 options granted under the Plan and in 2003, recorded $0.2 million of compensation expense for the 1,462,690 options granted under the Plan.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Options outstanding at August 29, 2003	—	—
Options issued	1,718,764	$11.36
Options cancelled (reversed)	—	—
Options exercised	—	—

Options outstanding at December 31, 2003	1,718,764	$11.36
Options issued	10,000	$14.62
Options cancelled (reversed)	8,600	$17.00
Options exercised	—	—

Options outstanding at December 31, 2004	1,720,164	$11.35

Options exercisable at December 31, 2004	368,726	$8.21

      The options exercisable at December 31, 2004, include 256,074 with an exercise price of $6.50 per share, 78,875 with an exercise price of $10.00 per share, and 33,777 with an exercise price of $17.00 per share.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of options granted under the Plan was $3.03 and $3.04 in 2004 and 2003, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	2004	2003

Dividend yield	0.0%	0.0%
Expected volatility(1)	23.0%	9.3%
Risk-free interest rate	3.8%	3.1%
Expected option life	4.4 years	4.6 years

(1)	The Company used an expected volatility of 0.0% for all options granted on September 5, 2003. All options granted subsequent to September 5, 2003, used an expected volatility of 23.0%.
      The following tables summarize the range of exercise prices of options outstanding at December 31, 2004 and 2003:

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2004	Exercise Price	Remaining Life

$6.50-$9.99	256,074	$6.50	8.7 years
$10.00-$16.00	1,010,625	$10.05	8.7 years
$17.00	453,465	$17.00	8.9 years

Total	1,720,164

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2003	Exercise Price	Remaining Life

$6.50-$9.99	256,074	$6.50	9.7 years
$10.00-$16.00	1,000,625	$10.00	9.7 years
$17.00	462,065	$17.00	9.9 years

Total	1,718,764

      On December 16, 2003, the Company granted an aggregate of 9,500 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). The Restricted Shares vest in 20% increments over a five-year period. During 2004, the Company granted an aggregate of 8,350 Class A common shares with a weighted average grant-date value of $16.04 per share, subject to certain restrictions, to the Board of Directors of the Company under the Plan (“Director Restricted Shares”). The Director Restricted Shares vest monthly over a three year period.

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan
      The Company maintains a 401(k) defined contribution plan covering substantially all U.S. employees. The Company matches 75% of the first 6% contributed by the employee. In addition, the Company contributes 1% of the employee’s salary regardless of whether the employee contributes to the plan. Eligible employees are vested in the Company’s contribution and relative investment income after three years of service. Total expenses related to this plan for the year ended December 31, 2004, the period from September 6, 2003 to December 31, 2003, the period from January 1, 2003 to September 5, 2003, and the year ended December 31, 2002 were $0.9 million, $0.2 million, $0.2 million, and $0.3 million, respectively.

Warrants
      On September 5, 2003, the Company issued a total of 55,000 warrants at an exercise price of $10.00 per share. Expenses associated with the issuance of these warrants were $37,400. There were no such expenses in 2004.

13.	Compensation Plans of the Predecessor
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

14.	Earnings Per Share
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted earnings per share.

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31,	December 31,	September 5,	December 31,
	2004	2003	2003	2002
(Dollars in thousands, except per share data)
Net income (loss) before extraordinary gain	$35,852	$6,097	$24,604	$(61,663)
Less: Preferred stock dividends	—	(29,250)	—	—

Income (loss) available to common shareholders before extraordinary gain	35,852	(23,153)	24,604	(61,663)
Extraordinary gain	1,195	46,424	—	—

Net income (loss)	$37,047	$23,271	$24,604	$(61,663)

Weighted average shares for basic earnings per share	28,259,173	16,372,283	100	100

Basic earnings (loss) per share:
Net income (loss) available to common shareholders before extraordinary gain	$1.27	$(1.41)	$246,040	$(616,630)
Extraordinary gain	0.04	2.83	—	—

Net income (loss)	$1.31	$1.42	$246,040	$(616,630)

Diluted earnings (loss) per share:
Weighted average shares for diluted earnings per share	28,836,195	16,372,283	100	100

Net income (loss) available to common shareholders before extraordinary gain	$1.24	$(1.41)	$246,040	$(616,630)
Extraordinary gain	0.04	2.83	—	—

Net income (loss)	$1.28	$1.42	$246,040	$(616,630)

15.	Statutory Financial Information
      GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) as prescribed or permitted by the Insurance Departments. The principal differences between SAP and GAAP are as follows:

•	Under SAP, investments in debt securities are carried at amortized cost, while under GAAP the Company records its debt securities at estimated fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under SAP, certain assets designated as “Non-admitted Assets” (such as prepaid expenses) are charged against surplus.

•	Under SAP, net deferred income tax assets are admitted following the application of specified criteria, with the resulting admitted deferred tax amount being credited directly to surplus.

•	Under SAP, receivables are non-admitted and are charged against surplus based upon aging criteria.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under SAP, the costs and related receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related receivable settlement, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related receivable amount is based on future premium collections or policy surcharges from in-force policies.

•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.
      The NAIC issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital (“RBC”) standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.
      The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2004, approximately $37.4 million is available for distribution from the Company’s U.S. insurance subsidiaries during 2005. The Company and the Predecessor paid no dividends during the three years ended December 31, 2004.
      The NAIC’s risk-based capital model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”): (a) if a company’s total adjusted capital is less than or equal to 200%, but greater than 150% of its ACLRBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (b) if a company’s total adjusted capital is less than or equal to 150%, but greater than 100% of its ACLRBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (c) if a company’s total adjusted capital is less than or equal to 100%, but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (d) if a company’s total adjusted capital is less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control. Based on the standards currently adopted, the Company’s U.S. Insurance Subsidiaries’ capital and surplus are in excess of the prescribed company action level risk-based capital requirements of $196.8 million.
      The following is selected information for the Company’s and the Predecessor’s U.S. Insurance Subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

		Predecessor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31,	December 31,	September 5,	December 31,
	2004	2003	2003	2002
(Dollars in thousands)
Statutory capital and surplus, as of end of period	$373,669	$340,968	$250,864	$228,751
Statutory net income (loss)	32,701	4,715	11,850	(78,015)

16.	Segment Information
      The Company’s operations are classified into three reportable business segments that are organized around its three underwriting divisions: E&S lines, specialty admitted and reinsurance. The segments follow

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies. The assumed reinsurance segment was de-emphasized in 2002. Management evaluates a segment’s performance based upon premium production and the associated losses and loss adjustment expense experience. Investments and investment performance, acquisition costs and other underwriting expenses including commissions, premium taxes and other acquisition costs; other operating expenses are managed at a corporate level and are included in the “Corporate segment.”
      Gross premiums written, excluding the reinsurance segment, by product class are as follows:

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31,	December 31,	September 5,	December 31,
	2004	2003	2003	2002
(Dollars in thousands)
Specific specialty	$93,662	$65,945	$218,055	$412,191
Umbrella and excess	38,897	24,879	135,297	236,099
Property and general liability	190,049	41,742	91,937	77,944
Non-medical professional liability	86,465	25,191	65,334	66,849

Total	$409,073	$157,757	$510,623	$793,083

      The gross premiums written information is not segregated by business segment because product lines cross segments.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Successor		Specialty
2004:	E&S Lines	Admitted	Reinsurance	Corporate	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$260,785	$148,288	$—	$—	$409,073

Net premiums written	$157,377	$122,831	$—	$—	$280,208

Net premiums earned	$131,405	$98,735	$—	$—	$230,140
Net investment income	—	—	—	20,165	20,165
Net realized investment (losses) gains	—	—	—	2,677	2,677

Total revenues	131,405	98,735	—	22,842	252,982
Losses and Expenses:
Net losses and loss adjustment expenses	76,880	56,958	—	—	133,838
Acquisition costs and other underwriting expenses	—	—	—	79,793	79,793
Provision for doubtful reinsurance receivables	—	—	—	—	—
Other operating expenses	—	—	—	1,509	1,509
Interest expense	—	—	—	5,523	5,523

Income (loss) before income taxes	54,525	41,777	—	(63,983)	32,319
Income tax (benefit) expense	—	—	—	(1,995)	(1,995)

Net income (loss) before equity in net income (loss) of partnerships	54,525	41,777	—	(61,988)	34,314
Equity in net income (loss) of partnerships	—	—	—	1,538	1,538

Net income (loss) before extraordinary gain	54,525	41,777	—	(60,450)	35,852
Extraordinary gain	—	—	—	1,195	1,195

Net income (loss)	$54,525	$41,777	$—	$(59,255)	$37,047

Total assets				$2,625,937	$2,625,937

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Successor		Specialty
September 6, 2003 through December 31, 2003:	E&S Lines	Admitted	Reinsurance	Corporate	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$108,472	$49,285	$—	$—	$157,757

Net premiums written	$33,822	$27,443	$—	$—	$61,265

Net premiums earned	$30,182	$21,730	$—	$—	$51,912
Net investment income	—	—	—	6,106	6,106
Net realized investment (losses) gains	—	—	—	169	169

Total revenues	30,182	21,730	—	6,275	58,187
Losses and Expenses:
Net losses and loss adjustment expenses	24,182	14,324	—	—	38,506
Acquisition costs and other underwriting expenses	—	—	—	13,829	13,829
Other operating expenses	—	—	—	378	378
Interest expense	—	—	—	1,604	1,604

Income (loss) before income taxes	6,000	7,406	—	(9,536)	3,870
Income tax (benefit) expense	—	—	—	(1,469)	(1,469)

Net income (loss) before equity in net income (loss) of partnerships	6,000	7,406	—	(8,067)	5,339
Equity in net income (loss) of partnerships	—	—	—	758	758

Net income (loss) before extraordinary gain	6,000	7,406	—	(7,309)	6,097
Extraordinary gain	—	—	—	46,424	46,424

Net income (loss)	$6,000	$7,406	$—	$39,115	$52,521

Total assets				$2,848,761	$2,848,761

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor	E&S	Specialty
January 1, 2003 through September 5, 2003:	Lines	Admitted	Reinsurance	Corporate	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$357,394	$153,229	$—	$—	$510,623

Net premiums written	$83,046	$56,070	$—	$—	$139,116

Net premiums earned	$77,942	$50,312	$—	$—	$128,254
Net investment income	—	—	—	13,289	13,289
Net realized investment (losses) gains	—	—	—	5,589	5,589

Total revenues	77,942	50,312	—	18,878	147,132
Losses and Expenses:
Net losses and loss adjustment expenses	51,156	34,022	—	—	85,178
Acquisition costs and other underwriting expenses	—	—	—	30,147	30,147
Provision for doubtful reinsurance receivables	—	—	—	1,750	1,750
Other operating expenses	—	—	—	377	377
Interest expense	—	—	—	46	46

Income (loss) before income taxes	26,786	16,290	—	(13,442)	29,634
Income tax (benefit) expense	—	—	—	6,864	6,864

Net income (loss) before equity in net income (loss) of partnerships	26,786	16,290	—	(20,306)	22,770
Equity in net income (loss) of partnerships	—	—	—	1,834	1,834

Net income (loss) before extraordinary gain	26,786	16,290	—	(18,472)	24,604
Extraordinary gain	—	—	—	—	—

Net income (loss)	$26,786	$16,290	$—	$(18,472)	$24,604

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor	E&S	Specialty
2002:	Lines	Admitted	Reinsurance	Corporate	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$543,998	$249,085	$—	$—	$793,083

Net premiums written	$112,110	$60,579	$—	$—	$172,689

Net premiums earned	$101,474	$53,039	$8,250	$—	$162,763
Net investment income	—	—	—	17,685	17,685
Net realized investment (losses) gains	—	—	—	(11,702)	(11,702)

Total revenues	101,474	53,039	8,250	5,983	168,746
Losses and Expenses:
Net losses and loss adjustment expenses	140,943	52,556	8,251	—	201,750
Acquisition costs and other underwriting expenses	—	—	—	18,938	18,938
Provision for doubtful reinsurance receivables	—	—	—	44,000	44,000
Other operating expenses	—	—	—	5,968	5,968
Interest expense	—	—	—	115	115

Income (loss) before income taxes	(39,469)	483	(1)	(63,038)	(102,025)
Income tax (benefit) expense	—	—	—	(40,614)	(40,614)

Net income (loss) before equity in net income (loss) of partnerships	(39,469)	483	(1)	(22,424)	(61,411)
Equity in net income (loss) of partnerships	—	—	—	(252)	(252)

Net income (loss)	$(39,469)	$483	$(1)	$(22,676)	$(61,663)

Total assets				$2,685,620	$2,685,620

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Cash Flow Information

Taxes and Interest Paid

		Successor	Predecessor
	Successor	September 6, 2003	January 1, 2003	Predecessor
	Year Ended	through	through	Year Ended
	December 31,	December 31,	September 5,	December 31,
	2004	2003	2003	2002
(Dollars in thousands)
Net federal income taxes paid (refunded)	$(4,635)	$3,730	$(24,346)	$6,147
Interest paid	1,653	133	—	—

Non-Cash Activities
      In connection with the Acquisition, the Company issued 2.5 million Class A common shares and 3.5 million Series A preferred shares to the Ball Family Trusts. Additionally, Wind River Investment Corporation issued $72.8 million of senior notes payable to the Ball Family Trusts. In September 2003, 2,500,000 Series A preferred shares were exchanged for 2,687,500 Class B common shares, including 187,500 Class B common shares for payment of preferred stock dividends of $1.9 million. In December 2003, 1,610,295 Class A common shares were issued for payment of preferred stock dividends of $27.4 million in connection with the redemption of 15,000,000 Series A preferred shares.

18.	Summary of Quarterly Financial Information (Unaudited)
      An unaudited summary of the Company’s 2004 and 2003 quarterly performance is as follows:

	Successor Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands, except per share data)
Net premiums earned	$45,422	$59,396	$60,933	$64,389
Net investment income	4,210	4,417	5,010	6,528
Net realized investment gains (losses)	(70)	463	(1,080)	3,364
Net losses and loss adjustment expenses	29,270	34,509	34,616	35,443
Acquisition costs and other underwriting expenses	12,393	20,482	23,783	23,135
Income before income taxes	6,183	7,599	4,772	13,765
Net income before extraordinary gain	7,418	8,107	6,506	13,821
Extraordinary gain	—	—	1,195	—
Net income	7,418	8,107	7,701	13,821
Per share data — Diluted:
Net income before extraordinary gain	0.26	0.28	0.23	0.48
Extraordinary gain	—	—	0.04	—
Net income	0.26	0.28	0.27	0.48

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor 2003			Successor 2003

	First	Second	July 1 –	September 6 –	Fourth
	Quarter	Quarter	September 5	September 30	Quarter
(Dollars in thousands, except per share data)
Net premiums earned	$46,613	$47,784	$33,857	$10,687	$41,225
Net investment income	5,284	4,045	3,960	792	5,314
Net realized investment gains (losses)	(1,389)	4,505	2,473	(718)	887
Net losses and loss adjustment expenses	32,977	29,161	23,040	7,361	31,145
Acquisition costs and other underwriting expenses	8,190	12,251	9,706	4,575	9,254
Income (loss) before income taxes	8,019	14,116	7,499	(1,548)	5,418
Net income (loss) before extraordinary gain	7,048	11,561	5,995	(184)	6,281
Net income (loss) available to common shareholders before extraordinary gain	7,048	11,561	5,995	(13,309)	(9,844)
Extraordinary gain	—	—	—	46,424	—
Net income (loss) available to common shareholders	7,048	11,561	5,995	33,115	(9,844)
Per share data — Diluted:
Net income (loss) available to common shareholders before extraordinary gain	70,480	115,610	59,950	(1.04)	(0.57)
Extraordinary gain	—	—	—	3.63	—
Net income (loss) available to common shareholders	70,480	115,610	59,950	2.59	(0.57)

19.	Subsequent Events (Unaudited)
      Through a series of transactions on January 24, 2005, the Company acquired 100% of the voting equity interest of Penn-America Group, Inc., (together with its subsidiaries, “Penn-America Group”). The Company acquired 67.3% through the merger with Penn-America Group, 30.5% through the purchase of Penn Independent Corporation, which held common shares of Penn-America Group, Inc., and 2.2% in two separate transactions with individual shareholders. In connection with these transactions, the Company paid a $6.0 million transaction fee to Fox Paine & Company.

Acquisition of Penn Independent Corporation
      On January 24, 2005, the Company acquired 100% of the voting equity interest of Penn Independent Corporation (together with its subsidiaries, “Penn Independent Group”), a wholesale broker of commercial insurance for small and middle market businesses, public entities, and associations, from Penn Independent Group’s shareholders for $98.5 million in cash. Penn Independent Group also owns, through its wholly owned subsidiary PIC Holdings, Inc., 30.5% of the voting equity interest of Penn-America Group, Inc. Upon the acquisition of Penn Independent Group, the Company also indirectly acquired Penn Independent Group’s shares of Penn-America Group, Inc. common stock. Penn Independent Group’s results of operations will be included in the Company’s results of operations subsequent to the date of the acquisition.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the acquisition on January 24, 2005, the $98.5 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investment in 30.5% of Penn America Group, Inc. Class A Common Stock	$65,440
Other investments and cash	23,782
Premium receivable	31,839
Accrued investment income	21
Prepaid expenses	674
Deferred federal income taxes	1,662
Intangible assets	2,695
Capital Lease	1,222
Other assets	5,867

Total	133,202

Liabilities:
Accounts payable and accrued expenses	12,278
Capitalized lease obligation	889
Deferred federal income taxes	8,006
Insurance premiums payable	47,162

Total	68,335

Minority interest	450

Estimated fair value of net assets acquired	64,417
Purchase price	98,540

Goodwill	$34,123

      The transaction was accounted for using the purchase method of accounting. In connection with the acquisition of Penn Independent Group, the assets and liabilities acquired by the Company were adjusted to estimated fair value. The $34.1 million excess of cash and acquisition costs over the estimated fair value of assets acquired was recognized as goodwill. Under the purchase method of accounting, goodwill is not amortized, but is tested for impairment at least annually.
      An identification and valuation of intangible assets was performed that resulted in the recognition of intangible assets of $2.3 million with values assigned as follows:

	January 24, 2005

	Amount	Estimated Useful Life

(Dollars in thousands)
Tradenames	$430	Indefinite
Agency relationships	1,830	12 years
Customer contracts	50	3 years

	$2,310

      Penn Independent Group leases its home office facility in Hatboro, Pennsylvania from Irvin Saltzman, father of United America Indemnity’s former President, Jon S. Saltzman, and a director of Penn Independent Corporation through January 24, 2005. The lease is accounted for as a capital lease, and management believes

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that the lease terms are at market rates. Penn-America Group also leases a portion of the building in which Penn Independent Group’s home office facility is located. In connection with the acquisition, the Company is under a post-closing obligation to either (i) enter into a lease for the Hatboro facility for a term of at least 10 years or (ii) purchase the Hatboro facility and related land on terms to be agreed upon. At this time, the Company is still exploring both options.

Purchases of Penn-America Group, Inc. Shares from Individuals Shareholders
      On January 24, 2005, in a series of related transactions, the Company acquired all shares of Penn-America Group, Inc. common stock owned by members of the Saltzman family, including all shares of common stock issued upon the exercise of vested options to acquire shares of Penn-America Group, Inc. common stock, for $13.53 a share in cash. The Saltzman family and trusts controlled by them constituted 100% of the Penn Independent Group shareholders prior to the acquisition by United America Indemnity. Under the purchase method of accounting, goodwill is not amortized, but is tested for impairment at least annually.

Merger with Penn-America Group, Inc.
      On January 24, 2005, the Company acquired 67.3% of the voting equity interest of the Penn-America Group, Inc., a specialty property and casualty insurance holding company, for $15.3 million in cash and approximately 7.9 million Class A common shares of United America Indemnity in a transaction classified as a merger. Under the terms of the merger agreement, Penn-America Group, Inc. shareholders received $15.375 of value for each share of Penn-America Group, Inc. common stock as follows: 1) 0.7756 of a Class A common share of United America Indemnity, based on $13.875 divided by the volume weighted average sales price of United America Indemnity’s Class A common shares for the 20 consecutive trading days ending January 21, 2005, which was $17.89, and 2) $1.50 per share in cash. Penn-America Group’s results of operations will be included in the Company’s results of operations subsequent to the date of the merger.
      The primary reason for the merger was that the Company anticipated that it would allow United America Indemnity to: 1) strengthen its position in the highly competitive specialty property and casualty insurance industry; 2) achieve enhanced growth opportunities arising from a balanced business model, improved financial flexibility, and strong cash flow; and 3) achieve a financial base and scale capable of delivering enhanced value to customers.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the merger with Penn-America Group, Inc., acquisition of Penn Independent Corporation, and transactions with individual shareholders on January 24, 2005, the $236.1 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investments and cash	$431,850
Agents’ balances	22,881
Reinsurance receivables	43,908
Accrued investment income	3,527
Prepaid reinsurance premiums	7,259
Intangible assets	37,430
Capital lease	1,398
Other assets	767

Total	549,020

Liabilities:
Unpaid losses and loss adjustment expenses	235,544
Unearned premiums	84,278
Accounts payable and accrued expenses	11,900
Capitalized lease obligation	1,089
Deferred federal income taxes	6,896
Junior subordinated debentures	30,000
Income tax payable	736
Other liabilities	7,098

Total	377,541

Estimated fair value of net assets acquired	171,479

Purchase price of Penn-America Group, Inc. common shares acquired through the merger	165,783
Purchase price of Penn-America Group, Inc. common shares acquired through Penn Independent Corporation acquisition	65,440
Purchase price of Penn-America Group, Inc. common shares acquired from private individuals	4,838

Total purchase price	236,061

Goodwill	$64,582

      The transaction was accounted for using the purchase method of accounting. In connection with the merger with Penn-America Group, the assets and liabilities acquired by the Company were adjusted to estimated fair value. The $64.6 million excess of cash, fair value of United America Indemnity’s Class A common shares exchanged, other consideration, and acquisition costs over the estimated fair value of the net assets acquired was recognized as goodwill. Under the purchase method of accounting, goodwill is not amortized, but is tested for impairment at least annually.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      An identification and valuation of intangible assets was performed that resulted in the recognition of intangible assets of $37.4 million with values assigned as follows:

	January 24, 2005

	Amount	Estimated Useful Life

(Dollars in thousands)
Tradenames	$16,140	Indefinite
Agency relationships	14,790	12 years
State insurance licenses	6,000	Indefinite
Software technology	500	3 years

	$37,430

      As mentioned above, Penn-America Group leases its home office facility in Hatboro, Pennsylvania from Irvin Saltzman, and the lease is accounted for as a capital lease.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our chief executive officer and chief financial officer have concluded that as of December 31, 2004, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this report on Form 10-K.
Changes in Internal Control over Financial Reporting
      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information concerning our director and executive officers required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (A) The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 61 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 61 are filed as part of this report.

(3)	The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

2.1	Amended and Restated Investment Agreement, dated as of September 5, 2003, by and among U.N. Holdings (Cayman), Ltd., United National Group, Ltd., U.N. Holdings II, Inc., U.N. Holdings LLC, U.N. Holdings Inc., Wind River Investment Corporation and certain Trusts Listed on Schedule A thereof (incorporated herein by reference to Exhibit 2.1 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

2.2	Agreement and Plan of Merger, dated as of October 14, 2004, by and among Penn-America Group, Inc., United National Group, Ltd., U.N. Holdings II, Inc. and Cheltenham Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 15, 2004).

2.3	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Penn Independent Corporation, the Shareholders named therein and the Shareholders’ representative (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated October 15, 2004).

2.4	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company and Irvin Saltzman (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K dated October 15, 2004).

2.5	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Jon S. Saltzman and Joanne Lynch Saltzman (incorporated herein by reference to Exhibit 2.4 of our Current Report on Form 8-K dated October 15, 2004).

3.1	Amended and Restated Memorandum and Articles of Association of United America Indemnity, Ltd. (incorporated herein by reference to Exhibit 4.1 of our Registration Statements on Form S-8 (Registration No. 333-122569) filed on February 4, 2005).

4.1	Form of Amended and Restated 5.0% Senior Note, due September 5, 2015, of Wind River Investment Corporation (incorporated herein by reference to Exhibit 4.1 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).

4.2	Amended and Restated Deed of Guaranty, dated November 24, 2003, by United National Group, Ltd. in favor of the holders of the 5.0% Senior Notes, due September 5, 2015, of Wind River Investment Corporation (incorporated herein by reference to Exhibit 4.2 of our Annual Report on Form 10-K for fiscal year ended December 31, 2003).

Exhibit No.		Description

4.3		Form of Specimen Certificate for Registrant’s Class A Common Shares (incorporated herein by reference to Exhibit 4.3 of Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 15, 2003).

10.1		Amended and Restated Shareholders Agreement dated December 15, 2003, by and among United National Group, Ltd., U.N. Holdings (Cayman) Ltd. and those trusts signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10	.2*	Management Shareholders Agreement, dated as of September 5, 2003, by and among United National Group, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

10	.3*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P., with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

10	.4*	United National Group, Ltd. Stock Incentive Plan and Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.4 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).

10	.5*	Second Amended and Restated Employment Agreement, dated as of May 4, 2004, by and between Wind River Insurance Company (Bermuda), Ltd. and Seth D. Freudberg (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated January 11, 2005).

10	.6*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

10	.7*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

10	.8*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Robert Cohen (incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

10	.9*	Amended and Restated Employment Agreement, dated as of May 4, 2004, by and between United National Insurance Company and William F. Schmidt (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated January 11, 2005).

10	.10*	Employment Agreement, dated as of September 5, 2003, by and between United National Insurance Company and Jonathan Ritz (incorporated herein by reference to Exhibit 10.10 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

10	.11*	Letter Agreement, dated November 8, 2003, by and between David R. Bradley and United America Indemnity (incorporated herein by reference to Exhibit 10.11 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).

10	.12*	Separation Agreement, dated March 2, 2005, by and between David R. Bradley and United America Indemnity (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 10, 2005).

10	.13*	United National Group Annual Incentive Awards Plan (incorporated herein by reference to Exhibit 10.12 of Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 12, 2003).

Exhibit No.		Description

10	.14*	Employment Agreement, dated as of November 24, 2003, by and between United National Insurance Company and Timothy J. Dwyer (incorporated herein by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10	.15+*	Executive Employment Agreement, dated as of October 14, 2004, by and among United America Indemnity, Ltd., Penn-America Group, Inc. and Jon S. Saltzman.

10	.16+*	Amendment to Executive Employment Agreement, dated as of October 14, 2004, by and among United America Indemnity, Ltd., Penn-America Group, Inc., and Jon S. Saltzman.

10	.17+*	Letter Agreement, dated as of October 14, 2004, by and between Penn-America Group, Inc. and Jon S. Saltzman.

10	.18+*	Letter Agreement, dated as of January 20, 2005, by and between United America Indemnity, Ltd. and Jon S. Saltzman.

10	.19+*	Executive Employment Agreement, dated as of October 14, 2004, by and between Penn-America Group, Inc. and Joseph F. Morris.

10	.20+*	Letter Agreement, dated as of October 14, 2004, by and between Penn-America Group, Inc. and Joseph F. Morris.

10	.21+*	Executive Employment Agreement, dated as of October 18, 2004, by and between Penn Independent Corporation and Robert A. Lear.

10	.22+*	Amendment to Executive Employment Agreement, dated as of October 18, 2004, by and between Penn Independent Corporation and Robert A. Lear.

21	.1+	List of Subsidiaries.

23	.1+	Consent of PricewaterhouseCoopers LLP.

31	.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United America Indemnity, Ltd.

By:	/s/ Edward J. Noonan

Name: Edward J. Noonan
Title: Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March      , 2005.

Signature	Title

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Edward J. Noonan Edward J. Noonan	Chief Executive Officer and Director

/s/ Troy W. Thacker Troy W. Thacker	Vice Chairman and Director

/s/ Kevin L. Tate Kevin L. Tate	Principal Financial and Accounting Officer

/s/ Russell C. Ball, III Russell C. Ball, III	Director

/s/ Stephen A. Cozen Stephen A. Cozen	Director

/s/ Angelos J. Dassios Angelos J. Dassios	Director

/s/ John J. Hendrickson John J. Hendrickson	Director

/s/ Michael J. McDonough Michael J. McDonough	Director

/s/ W. Dexter Paine, III W. Dexter Paine, III	Director

/s/ Kenneth J. Singleton Kenneth J. Singleton	Director

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES

	Successor

			Amount
			Included in the
	Cost *	Value	Balance Sheet
(Dollars in thousands)
Type of Investment:
Bonds:
United States Government and government agencies and authorities	$163,108	$162,414	$162,414
States, municipalities, and political subdivisions	351,373	360,213	360,213
Public Utilities	3,931	3,993	3,993
All other corporate bonds	56,886	58,765	58,765

Total bonds	575,298	585,385	585,385

Equity securities:
Common stocks:
Public Utilities	422	487	487
Banks, trusts and insurance companies	4,677	5,238	5,238
Industrial and miscellaneous	28,905	32,169	32,169
Redeemable preferred stock	924	1,138	1,138
Non-redeemable preferred stock	3,880	3,974	3,974

Total equity securities	38,808	43,006	43,006

Other long-term investments	32,332	47,596	47,596

Total investments	$646,438	$675,987	$675,987

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Only)
Balance Sheets

	Successor

	As of	As of
	December 31, 2004	December 31, 2003
(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$773	$20,842
Equity in unconsolidated subsidiaries(a)	433,108	362,975
Other assets	2,211	1,203

Total assets	$436,092	$385,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Due to affiliates	$3,211	$2,034
Other liabilities	333	2,194

Total liabilities	3,544	4,228

Commitments and contingencies
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 15,585,653 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	3	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	356,725	347,487
Accumulated other comprehensive income	15,507	10,031
Retained earnings	60,313	23,271

Total shareholders’ equity	432,548	380,792

Total liabilities and shareholders’ equity	$436,092	$385,020

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
(Parent Only)
Statement of Operations and Comprehensive Income

	Successor

		Period from
		September 6, 2003
	Year Ended	to
	December 31, 2004	December 31, 2003
(Dollars in thousands)
Revenues:
Total revenues	$57	$—
Expenses:
Other expenses	4,961	433

Loss before equity in earnings of unconsolidated subsidiaries	(4,904)	(433)
Equity in earnings of unconsolidated subsidiaries(a)	41,946	52,954

Net income	37,042	52,521

Other comprehensive income, net of tax:
Equity in other comprehensive income of unconsolidated subsidiaries	5,476	10,031

Other comprehensive income, net of tax	5,476	10,031

Comprehensive income, net of tax	$42,518	$62,552

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
(Parent Only)
Statement of Cash Flows

	Successor

		Period from
		September 6, 2003
	Year Ended	to
	December 31, 2004	December 31, 2003
(Dollars in thousands)
Cash flows from operating activities:
Net income	$37,042	$52,521
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated subsidiaries	(41,946)	(52,954)
Adjustment to equity in earnings of unconsolidated subsidiaries — restricted stock and stock options	1,795	—
Restricted stock and stock options	131	—
Change in:
Due to affiliates	1,177	2,034
Other liabilities	(1,861)	2,194
Other — net	(1,008)	(1,196)

Net cash provided by operating activities	(4,670)	2,599

Cash flows from investing activities:
Capital contributions to subsidiaries(a)	(22,711)	(240,000)

Net cash used by investing activities	(22,711)	(240,000)

Cash flows from financing activities:
Net proceeds from issuance of common shares to Fox Paine and Company	—	99,850
Net proceeds from issuance of preferred shares to Fox Paine and Company	—	140,000
Net proceeds from issuance of common shares to officers	—	2,686
Net proceeds from IPO of common shares	7,312	165,557
Redemption of preferred shares	—	(150,000)

Net cash from financing activities	7,312	258,093

Net increase in cash and equivalents	(20,069)	20,692
Cash and cash equivalents at beginning of period	20,842	150

Cash and cash equivalents at end of period	$773	$20,842

Non-cash transactions:

The Company issued 3,500,000 Series A preferred shares valued at $35.0 million and 2,500,000 Class A common shares valued at $25.0 million to the Ball family trusts in exchange for U.N. Holdings Inc. common shares. The U.N. Holdings Inc. shares were subsequently contributed to Wind River Barbados.

In September 2003, 2,500,000 Series A preferred shares were exchanged for 2,687,500 Class B common shares. In December 2003, 1,610,295 Class A common shares were issued in connection with the redemption of 15,000,000 Series A preferred shares.

(a)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Policy Benefits,
		Losses,		Other Policy
	Deferred Policy	Claims and	Unearned	and
Segment	Acquisition Costs	Loss Expenses	Premiums	Benefits Payable

(Dollars in thousands)
Successor
At December 31, 2004:
Excess and Surplus Lines	$—	$1,455,667	$96,810	$—
Specialty Admitted	—	420,843	55,356	—
Reinsurance	—	—	—	—
Corporate	29,735	—	—	—

Total	$29,735	$1,876,510	$152,166	$—

Successor
At December 31, 2003:
Excess and Surplus Lines	$—	$1,580,568	$134,100	$—
Specialty Admitted	—	479,192	43,308	—
Reinsurance	—	—	—	—
Corporate	8,581	—	—	—

Total	$8,581	$2,059,760	$177,408	$—

Predecessor
At December 31, 2002:
Excess and Surplus Lines	$—	$1,550,658	$183,804	$—
Specialty Admitted	—	453,764	63,334	—
Reinsurance	—	—	—	—
Corporate	3,289	—	—	—

Total	$3,289	$2,004,422	$247,138	$—

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION — (Continued)

			Benefits,
		Net	Claims, Losses	Amortization of	Other
	Premium	Investment	and Settlement	Deferred Policy	Operating	Premiums
Segment	Revenue	Income	Expenses	Acquisition Costs	Expenses	Written

(Dollars in thousands)
Successor
For the year ended December 31, 2004:
Excess and Surplus Lines	$131,405	$—	$76,880	$—	$—	$157,377
Specialty Admitted	98,735	—	56,958	—	—	122,831
Reinsurance	—	—	—	—	—	—
Corporate	—	20,165	—	(21,154)	1,509	—

Total	$230,140	$20,165	$133,838	$(21,154)	$1,509	$280,208

Successor
For the period September 6, 2003 to December 31, 2003:
Excess and Surplus Lines	$30,182	$—	$24,182	$—	$—	$33,822
Specialty Admitted	21,730	—	14,324	—	—	27,443
Reinsurance	—	—	—	—	—	—
Corporate	—	6,106	—	(8,581)	378	—

Total	$51,912	$6,106	$38,506	$(8,581)	$378	$61,265

Predecessor
For the period January 1, 2003 to September 5, 2003:
Excess and Surplus Lines	$77,942	$—	$51,156	$—	$—	$83,046
Specialty Admitted	50,312	—	34,022	—	—	56,070
Reinsurance	—	—	—	—	—	—
Corporate	—	13,289	—	(3,519)	377	—

Total	$128,254	$13,289	$85,178	$(3,519)	$377	$139,116

Predecessor
For the year ended December 31, 2002:
Excess and Surplus Lines	$101,474	$—	$140,943	$—	$—	$112,110
Specialty Admitted	53,039	—	52,556	—	—	60,579
Reinsurance	8,250	—	8,251	—	—	—
Corporate	—	17,685	—	2,861	5,968	—

Total	$162,763	$17,685	$201,750	$2,861	$5,968	$172,689

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE IV — REINSURANCE EARNED PREMIUMS

					Percentage of
	Gross	Ceded to Other	Assumed from		Amount
	Amount	Companies	Other Companies	Net Amount	Assumed to Net

(Dollars in thousands)
Successor
For the year ended December 31, 2004:
Property & Liability Insurance	$434,312	$204,172	—	$230,140	0.0%
Successor
For the period from September 6, 2003 to December 31, 2003:
Property & Liability Insurance	$147,714	$95,803	$1	$51,912	0.0%
Predecessor
For the period from January 1, 2003 to September 5, 2003:
Property & Liability Insurance	$510,450	$382,277	$81	$128,254	0.1%
Predecessor
For the year ended December 31, 2002:
Property & Liability Insurance	$750,426	$597,201	$9,538	$162,763	5.9%

UNITED AMERICAN INDEMNITY, LTD.
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning of	to Costs	to Other	Other	End of
Description	Period	and Expenses	Accounts	Deductions	Period

(Dollars in thousands)
Successor
For the year ended December 31, 2004:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$—	$—	$—	$—	$—
Deferred tax asset valuation allowance	—	3,500	—	—	3,500
Reinsurance recoverables	—	—	—	—	—
Successor
For the period from September 6, 2003 to December 31, 2003:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$—	$—	$—	$—	$—
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance recoverables	—	—	—	—	—
Predecessor
For the period from January 1, 2003 to September 5, 2003:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,500	$—	$—	$(2,500)	$—
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance recoverables	46,685	1,387	1,081	(49,153)	—
Predecessor
For the year ended December 31, 2002:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$—	$2,500	$—	$—	$2,500
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance recoverables	3,256	43,298	131	—	46,685

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

	Deferred	Reserves for Unpaid
	Policy	Claims and Claim
	Acquisition	Adjustment	Discount if	Unearned
	Costs	Expenses	Any Deducted	Premiums
(Dollars in thousands)
Consolidated Property & Casualty Entities:
Successor
As of December 31, 2004	$29,735	$1,876,510	$—	$152,166
Successor
As of December 31, 2003	8,581	2,059,760	—	177,408
Predecessor
As of December 31, 2002	3,289	2,004,422	—	247,238

			Claims and Claim
			Adjustment Expense			Paid Claims
		Net	Incurred Related to		Amortization of	and Claim
	Earned	Investment			Deferred Policy	Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written

Consolidated Property & Casualty Entities:
Successor
For the year ended December 31, 2004	$230,140	$20,165	$134,648	$(810)	$(21,154)	$103,247	$280,208
Successor
For the period from September 6, 2003 to December 31, 2003	51,912	6,106	37,861	645	(8,581)	6,832	61,265
Predecessor
For the period from January 1, 2003 to September 5, 2003	128,254	13,289	85,178	—	(3,519)	63,149	139,116
Predecessor
For the year ended December 31, 2002	162,763	17,685	130,327	71,423	(2,861)	97,714	172,689

Note:	All of the Company’s insurance subsidiaries are 100% owned and consolidated.