Form 10-Q
period 2005-03-31
UNITED AMERICA INDEMNITY, LTD
filed 2005-05-10
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ___________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐

As of May 6, 2005, the registrant had outstanding 23,679,789 Class A Common Shares and 12,687,500 Class B Common Shares.

(1)	On January 24, 2005, we completed our merger with Penn-America Group, Inc., as well as our acquisition of Penn Independent Corporation. In connection with the transactions, our shareholders approved a change in our name from United National Group, Ltd. to United America Indemnity, Ltd. Under purchase accounting rules, our results of operations for the quarter ended March 31, 2005 reflect the addition of Penn-America Group, Inc. and Penn Independent Corporation from January 25, 2005 through March 31, 2005. All prior period results reflect only the results of operations of United America Indemnity.

As used in this quarterly report, unless the context requires otherwise, 1) “United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries; 2) our “U.S. Subsidiaries” refers to U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc., Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations; 3) our “U.S. Insurance Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc.’s subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies; 4) the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company; 5) the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; 6) the “Agency Operations” refers to Penn Independent Corporation, PIC Holdings, Inc., Penn Independent Financial Services, Inc., Penn Oceanic Insurance Co., Ltd. (Barbados), Residential Underwriting Agency, Inc., Stratus Insurance Services, Inc., Stratus Web Builder, Inc., Apex Insurance Agency, Inc., APEX Insurance Services of Illinois, Inc., Summit Risk Services, Inc., Delaware Valley Underwriting Agency, Inc. (“DVUA”), DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., and

DVUA Virginia, Inc.; 7) our “Non-U.S. Subsidiaries” refers to our Non-U.S. Insurance Operations, U.A.I. (Gibraltar) Limited, the Luxembourg Companies, Wind River Services, Ltd., and Loyalty Insurance Company, Inc.; 8) our “Non-U.S. Insurance Operations” refers to the insurance and reinsurance and related operations of Wind River Barbados and Wind River Bermuda; 9) “Wind River Barbados” refers to Wind River Insurance Company (Barbados), Ltd.; 10) “Wind River Bermuda” refers to Wind River Insurance Company, Ltd.; 11) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., and Wind River (Luxembourg) S.ar.l.; 12) “United National Group” refers to our U.S. Insurance Operations, Emerald Insurance Company, and Loyalty Insurance Company; 13) the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I and Penn-America Statutory Trust II; 14) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; and 15) “$” or “dollars” refers to U.S. dollars.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED AMERICA INDEMNITY, LTD.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2005	December 31, 2004
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,042,762 and $575,298)	$1,038,765	$585,385
Preferred shares:
Available for sale securities, at fair value (cost: $8,160 and $4,804)	8,056	5,112
Common shares:
Available for sale securities, at fair value (cost: $53,046 and $34,004)	56,645	37,894
Other invested assets	52,051	53,756

Total investments	1,155,517	682,147

Cash and cash equivalents	119,219	242,123
Accounts receivable	20,081	—
Agents’ balances, net	68,991	47,132
Reinsurance receivables, net	1,530,550	1,531,863
Accrued investment income	12,562	7,141
Federal income taxes receivable	199	—
Deferred federal income taxes, net	19,170	28,372
Deferred acquisition costs, net	38,395	29,735
Goodwill	98,123	—
Prepaid reinsurance premiums	47,000	42,623
Other assets	60,695	14,801

Total assets	$3,170,502	$2,625,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$2,085,199	$1,876,510
Unearned premiums	240,971	152,166
Federal income taxes payable	—	1,943
Amounts held for the account of others	16,066	10,234
Ceded balances payable	24,478	22,698
Insurance premium payable	26,897	—
Payable for securities	12,638	—
Senior notes payable to related party	72,848	72,848
Junior subordinated debentures	61,857	30,929
Notes and loans payable	5,010	—
Other liabilities	39,095	26,056

Total liabilities	2,585,059	2,193,384

Commitments and contingencies (Note 11)	—	—

Minority interest	395	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 23,666,898 and 15,585,653 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	501,200	356,725
Accumulated other comprehensive income	7,935	15,507
Retained earnings	75,909	60,318

Total shareholders’ equity	585,048	432,553

Total liabilities and shareholders’ equity	$3,170,502	$2,625,937

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
Revenues:
Gross premiums written	$135,460	$117,938

Net premiums written	$109,521	$58,617

Net premiums earned	$102,112	$45,422
Agency commission and fee revenues	6,252	—
Net investment income	11,868	4,210
Net realized investment losses	(616)	(70)

Total revenues	119,616	49,562

Losses and Expenses:
Net losses and loss adjustment expenses	63,597	29,270
Acquisition costs and other underwriting expenses	31,115	11,324
Agency commission and operating expenses	6,919	—
Corporate and other operating expenses	1,966	1,470
Interest expense	1,916	1,315

Income before income taxes	14,103	6,183
Income tax expense (benefit)	81	(656)

Net income before minority interest and equity in net income of partnerships	14,022	6,839
Minority interest, net of taxes	32	—
Equity in net income of partnerships	111	579

Net income before extraordinary gain	14,165	7,418
Extraordinary gain	1,426	—

Net income	$15,591	$7,418

Per share data:

Net income before extraordinary gain:
Basic	$0.42	$0.26

Diluted	$0.41	$0.26

Extraordinary gain:
Basic	$0.04	$—

Diluted	$0.04	$—

Net income:
Basic	$0.46	$0.26

Diluted	$0.45	$0.26

Weighted-average number of shares outstanding:
Basic	34,258,223	28,219,926

Diluted	34,982,205	28,897,621

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
Net income	$15,591	$7,418

Other comprehensive (loss) income before tax:

Unrealized (losses) gains on securities:

Unrealized holding (losses) gains arising during period	(11,595)	5,776

Less: Reclassification adjustment for losses included in net income	(532)	(291)

Other comprehensive (loss) income, before tax	(11,063)	6,067
Income tax (benefit) expense related to items of other comprehensive income	(3,491)	1,725

Other comprehensive (loss) income, net of tax	(7,572)	4,342

Comprehensive income, net of tax	$8,019	$11,760

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share amounts)

	(Unaudited)
	Quarter Ended	Year Ended
	March 31, 2005	December 31, 2004
Common shares:
Number at beginning of period	28,273,153	27,802,503
Class A common shares issued in merger	7,930,536	—
Class A common shares issued under share incentive plans	148,469	(200)
Class A common shares issued in IPO	—	462,500
Class A common shares issued to directors	2,240	8,350

Number at end of period	36,354,398	28,273,153

Common shares:
Balance at beginning of period	$3	$3
Class A common shares issued	1	—

Balance at end of period	$4	$3

Additional paid-in capital:
Balance at beginning of period	$356,725	$347,487
Contributed capital from common shares	142,077	7,312
Other	2,398	1,926

Balance at end of period	$501,200	$356,725

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$15,507	$10,031
Other comprehensive (loss) income	(7,572)	5,476

Balance at end of period	$7,935	$15,507

Retained earnings:
Balance at beginning of period	$60,318	$23,271
Net income	15,591	37,047

Balance at end of period	$75,909	$60,318

Total shareholders’ equity	$585,048	$432,553

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:

Net income	$15,591	$7,418
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of debt issuance costs	45	45
Amortization and depreciation	310	—
Restricted stock expense	980	423
Extraordinary gain	(1,426)	—
Deferred federal income taxes	(703)	(1,198)
Amortization of bond premium and discount, net	661	760
Net realized investment losses	616	70
Equity in net earnings of partnerships	(105)	(579)
Equity in net earnings of unconsolidated subsidiaries and minority interest	(42)	—
Changes in:
Agents’ balances	17	6,140
Account receivables	16,580	—
Reinsurance receivables	45,221	15,890
Unpaid losses and loss adjustment expenses	(26,503)	(23,688)
Unearned premiums	4,527	4,096
Ceded balances payable	(5,549)	(16,056)
Insurance premiums payable	(19,598)	—
Other liabilities	(896)	(6,556)
Amounts held for the account of others	5,709	(3,135)
Contingent commissions	(4,303)	35
Federal income tax receivable	(593)	927
Prepaid reinsurance premiums	2,882	9,097
Deferred acquisition costs, net	(8,827)	—
Other – net	(2,942)	(9,508)

Net cash provided by (used for) operating activities	21,652	(15,819)

Cash flows from investing activities:
Proceeds from sale of bonds and stocks	93,922	20,086
Proceeds from maturity of bonds	7,319	5,766
Proceeds from sale of other invested assets	4,875	383
Purchase of bonds and stocks	(191,377)	(91,371)
Purchase of other invested assets	(13)	(750)
Acquisition of business, net of cash acquired	(58,529)	—

Net cash used for investing activities	(143,803)	(65,886)

Cash flows from financing activities:
Net proceeds from IPO of common shares	—	7,312
Borrowing under credit facility	504	—
Repayments of credit facility	(1,148)	—
Capital lease obligations	(138)	—
Change in debt	29	—

Net cash (used for) provided by financing activities	(753)	7,312

Net change in cash and cash equivalents	(122,904)	(74,393)
Cash and cash equivalents at beginning of period	242,123	214,796

Cash and cash equivalents at end of period	$119,219	$140,403

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation and Basis of Presentation

United America Indemnity, Ltd. (“United America Indemnity” or the “Company”), incorporated on August 26, 2003, is domiciled in the Cayman Islands. On January 24, 2005, the Company changed its name from United National Group, Ltd. to United America Indemnity, Ltd. The Company’s Class A common stock is publicly traded on the Nasdaq National Market. On March 14, 2005, the Company changed its trading symbol on the Nasdaq National Market from “UNGL” to “INDM.”

The consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries, Wind River Insurance Company (Barbados) Ltd. (“Wind River Barbados”), U.A.I. (Gibraltar) Limited, U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., Wind River (Luxembourg) S.ar.l., Wind River Insurance Company, Ltd. (“Wind River Bermuda”), Wind River Services, Ltd., U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc. (“AIS”), American Insurance Adjustment Agency, Inc. (“AIAA”), International Underwriters, LLC. (“IUI”), United National Insurance Company (“UNIC”), Penn Independent Corporation (“PIC”), PIC Holdings, Inc. (“PIC Holdings”), Residential Underwriting Agency, Inc., Delaware Valley Underwriting Agency, Inc., DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., DVUA Virginia, Inc., Penn Oceanic Insurance Company, Inc., Penn Independent Financial Services, Inc., Apex Insurance, Inc., Apex Insurance Services of Illinois, Inc., Summit Risk Services Inc., Stratus Insurance Services, Inc., Stratus Web Builder, Inc., Penn-America Insurance Company, Penn-Star Insurance Company, Penn Patriot Insurance Company, Diamond State Insurance Company (“Diamond State”), United National Specialty Insurance Company (“United National Specialty”), United National Casualty Insurance Company (“United National Casualty”), J.H. Ferguson & Associates, LLC (“J.H. Ferguson”), Emerald Insurance Company, and Loyalty Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of March 31, 2005 and for the quarter ended March 31, 2005 and 2004 are unaudited, but in the opinion of management have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the quarter ended March 31, 2005 and 2004 are not necessarily indicative of the results of a full year. The accompanying notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K.

The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“United National Capital Trust I”), United National Group Capital Statutory Trust II (“United National Statutory Trust II”), Penn-America Statutory Trust I (“Penn America Statutory Trust I) and Penn-America Statutory Trust II (“Penn America Statutory Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The Company’s business trust subsidiaries have issued $60.0 million in floating rate capital securities (“Trust Preferred Securities”). The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities.

Certain prior period amounts have been reclassified to conform to the current period presentation.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Description of Business

The Company offers two general classes of insurance products. These two classes of products are property and general liability insurance products and non-medical professional liability insurance products. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s non-U.S. insurance subsidiaries are licensed in Bermuda and Barbados and Wind River Bermuda is eligible to write surplus lines business in certain U.S. jurisdictions.

2. Acquisition of Penn Independent Corporation and Merger with Penn-America Group, Inc.

Through a series of transactions on January 24, 2005, the Company acquired 100% of the voting equity interest of Penn-America Group, Inc. (together with its subsidiaries, “Penn-America Group”). The Company acquired 67.3% through the merger with Penn-America Group, 30.5% through the purchase of Penn Independent Corporation, which held common shares of Penn-America Group, Inc., and 2.2% in two separate transactions with individual shareholders. In connection with these transactions, the Company paid a $6.0 million transaction fee to Fox Paine & Company. Fox Paine & Company beneficially owns shares having approximately 85.4% of the Company’s total voting power.

Acquisition of Penn Independent Corporation

On January 24, 2005, the Company acquired 100% of the voting equity interest of Penn Independent Corporation (together with its subsidiaries, “Penn Independent Group”), a wholesale broker of commercial insurance for small and middle market businesses, public entities, and associations, from Penn Independent Group’s shareholders for $98.5 million in cash. Penn Independent Group also owns, through its wholly owned subsidiary PIC Holdings, 30.5% of the voting equity interest of Penn-America Group, Inc. Upon the acquisition of Penn Independent Group, the Company also indirectly acquired Penn Independent Group’s shares of Penn-America Group, Inc. common stock. Penn Independent Group’s results of operations are included in the Company’s results of operations subsequent to the date of the acquisition.

The $98.5 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investment in 30.5% of Penn-America Group, Inc.
Class A common stock	$65,440
Other investments and cash	23,697
Premium receivable	36,661
Accrued investment income	21
Federal income taxes receivable	1,157
Intangible assets	2,695
Capital lease	1,222
Other assets	1,899

Total	132,792

Liabilities:
Insurance premiums payable	47,162
Deferred federal income taxes, net	6,853
Federal income taxes payable	224
Other liabilities	8,263
Notes and loans payable	5,703

Total	68,205

Minority interest	431

Estimated fair value of net assets acquired	64,156

Purchase price	98,540

Goodwill	$34,384

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The transaction was accounted for using the purchase method of accounting. In connection with the acquisition of Penn Independent Group, the assets and liabilities acquired by the Company were adjusted to estimated fair value. The $34.4 million excess of cash and acquisition costs over the estimated fair value of assets acquired was recognized as goodwill.

Acquired intangible assets of $2.7 million were as follows:

	January 24, 2005
(Dollars in thousands)	Amount	Estimated Useful Life
Tradenames	$430	Indefinite
Agency relationships	1,830	12 years
Customer contracts	435	3 years

	$2,695

Purchases of Penn-America Group, Inc. Common Shares from Individual Shareholders

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

Merger with Penn-America Group, Inc.

On January 24, 2005, the Company acquired 67.3% of the voting equity interest of the Penn-America Group, Inc., a specialty property and casualty insurance holding company, for $15.3 million in cash and approximately 7.9 million Class A common shares of United America Indemnity in a transaction classified as a merger. Under the terms of the merger agreement, Penn-America Group, Inc. shareholders received $15.375 of value for each share of Penn-America Group, Inc. common stock as follows: 1) 0.7756 of a Class A common share of United America Indemnity, based on $13.875 divided by the volume weighted average sales price of United America Indemnity’s Class A common shares for the 20 consecutive trading days ending January 21, 2005, which was $17.89, and 2) $1.50 per share in cash. Penn-America Group’s results of operations are included in the Company’s results of operations subsequent to the date of the merger.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In connection with the merger with Penn-America Group, Inc., the acquisition of Penn Independent Corporation, and the transactions with individual shareholders on January 24, 2005, the $235.8 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investments and cash	$431,850
Agents’ balances	22,881
Reinsurance receivables	43,908
Accrued investment income	3,527
Prepaid reinsurance premiums	7,259
Intangible assets	37,430
Capital lease	1,398
Other assets	767

Total	549,020

Liabilities:
Unpaid losses and loss adjustment expenses	235,192
Unearned premiums	84,278
Income tax payable	810
Deferred federal income taxes	6,896
Ceded balances payable	7,329
Contingent commissions	6,787
Junior subordinated debentures	30,928
Capitalized lease obligation	1,089
Other liabilities	3,634

Total	376,943

Estimated fair value of net assets acquired	172,077

Purchase price of Penn-America Group, Inc. common shares acquired through the merger	165,538
Purchase price of Penn-America Group, Inc. common shares acquired through Penn Independent Corporation acquisition	65,440
Purchase price of Penn-America Group, Inc. common shares acquired from private individuals	4,838

Total purchase price	235,816

Goodwill	$63,739

The transaction was accounted for using the purchase method of accounting. In connection with the merger with Penn-America Group, the assets and liabilities acquired by the Company were adjusted to estimated fair value. The $63.7 million excess of cash, fair value of United America Indemnity’s Class A common shares exchanged, other consideration, and acquisition costs over the estimated fair value of the net assets acquired was recognized as goodwill.

Acquired intangible assets of $37.4 million were as follows:

	January 24, 2005
(Dollars in thousands)	Amount	Estimated Useful Life
Tradenames	$16,140	Indefinite
Agency relationships	14,790	12 years
State insurance licenses	6,000	Indefinite
Software technology	500	3 years

	$37,430

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As mentioned in Note 10, Penn-America Group leases its home office facility in Hatboro, Pennsylvania from Irvin Saltzman, and the lease is accounted for as a capital lease.

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

As a result of the purchase price allocation, as disclosed above in Note 2, all of Penn-Independent Corporation’s and Penn-America Group, Inc.’s investments at January 24, 2005 were adjusted to their fair value on that date. Therefore, the book value of all Penn-Independent Corporation’s and Penn-America Group, Inc.’s investments on January 24, 2005 were adjusted to fair value prospectively for the Company.

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

During the quarter ended March 31, 2005, the Company recorded realized investment losses for other than temporary impairments of $0.1 million on its common stock portfolio. There were no realized investment losses for other than temporary impairments for the quarter ended March 31, 2004 as a result of the Company’s other than temporary impairment evaluation.

Fair value is defined as the amount at which the instrument could be exchanged in a current transaction with willing parties. The fair values of the Company’s investments in bonds and stocks are determined on the basis of quoted market prices. The Company also holds other invested assets, including investments in several limited partnerships, which were valued at $52.1 million and $53.8 million as of March 31, 2005 and December 31, 2004, respectively. Several of these partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of March 31, 2005 and December 31, 2004, the Company’s other invested assets portfolio includes $17.9 million and $20.4 million, respectively, in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Derivative Instruments

The Company accounts for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which established accounting reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

As of March 31, 2005, the Company holds a single derivative instrument, an interest rate swap. In accordance with SFAS 133, the interest rate swap is designated as a cash flow hedge, and is recorded on the balance sheet at fair value. Changes in fair value are recorded in other comprehensive income (loss) and are reclassified to net income when impacted by the variability of the cash flow of the hedged item.

The primary objective of the Company’s interest rate swap was to hedge risk arising from interest rate volatility related to $15.0 million of floating rate capital securities (“Trust Preferred Securities”) issued by Penn-America Statutory Trust I. The Company has designated the $15.0 million of junior subordinated debentures issued by Penn-America Group, Inc. to Penn-America Statutory Trust I as the hedged item. The junior subordinated debentures have the same terms with respect to maturity, payment and distributions as the Trust Preferred Securities issued by Penn-America Statutory Trust I. The Company’s strategy is to convert distributions based on a floating rate on its junior subordinated debentures with Penn-America Statutory Trust I to a fixed-rate basis.

In accordance with SFAS 133, the Company formally documents the cash flow hedging relationship between the hedging instrument and the hedged item, the risk management objective and strategy for undertaking the hedge, and how the effectiveness of hedging the exposure to variability in interest rates will be assessed. At inception, the Company determined its cash flow hedge to be highly effective in achieving offsetting cash flows attributable to the hedge risk during the term of the hedge, as it meets the criteria for assuming “no ineffectiveness”, pursuant to SFAS 133.

By using derivative instruments, the Company is exposed to credit risk based on current market conditions and potential payment obligations between the Company and its counterparty. The Company has entered into the interest rate swap with a high quality counterparty, which is rated “A1” by Moody’s Investors Service Inc. (“Moody’s). The Company’s interest rate swap contract is governed by an International Swaps and Derivatives Association Master Agreement, and includes provisions that require collateral to be pledged by the Company or its counterparty if the current value of the interest rate swap exceeds certain thresholds. As of March 31, 2005, approximately $0.7 million of collateral was held by the Company’s counterparty.

Valuation of Accounts Receivable

The Company evaluates the collectibility of premiums receivable based on a combination of factors. In circumstances in which the Company is aware of a specific agent’s inability to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed to be collectible. No such instances occurred in the quarter ended March 31, 2005. For all remaining balances, allowances are recognized for bad debts based on historical statistics of the length of time the receivables are past due.

Goodwill and Intangible Assets

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, the Company recorded $98.1 million of goodwill as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc. The carrying amount of the Company’s goodwill as of March 31, 2005 was $98.1 million.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In accordance with SFAS 142, the Company is required to perform a test for impairment of goodwill at least annually. No impairment of the goodwill was recognized for the quarter ended March 31, 2005.

In accordance with SFAS 142, the Company is required to perform a test for impairment of indefinite-lived intangible assets at least annually. No impairment of the indefinite-lived intangible assets was recognized for the quarter ended March 31, 2005.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. No impairments of intangible assets that are not deemed to have indefinite life were recognized in the quarter ended March 31, 2005.

As of March 31, 2005, intangible assets are as follows:

			Accumulated
Description	Life	Cost	Amortization	Net
Tradenames	Indefinite	$16,570	$—	$16,570
Agency relationships	12 years	16,620	258	16,362
State insurance licenses	Indefinite	6,000	—	6,000
Software technology	3 years	500	31	469
Customer contracts	3 years	435	3	432

		$40,125	$292	$39,833

Capitalized Leases

Fair value is based upon the present value of the underlying cash flows discounted at the Company’s incremental borrowing rate. The carrying amounts approximate fair value and are included in “Other liabilities” on the balance sheet.

Notes and Loans Payable

Fair value is based upon the present value of the underlying cash flows discounted at the Company’s incremental borrowing rate. The carrying amounts reported in the balance sheet approximate fair value.

Premium Payables

The carrying amounts reported in the balance sheet for this instrument approximate its fair value.

Junior Subordinated Debentures

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, the Company’s junior subordinated debentures are classified as a liability on the balance sheets and the related distributions are recorded as interest expense in the Statement of Operations.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In accordance with FIN 46, the Company is not permitted to consolidate the Company’s business trust subsidiaries, which in the aggregate issued $60.0 million of floating rate capital securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at March 31, 2005.

Revenue Recognition

Premiums written are recognized as earned ratably over the terms of the respective policies.

Commissions earned by the Company’s agency operations are recognized based on the policy effective date. Contingent profit commissions are based on the claims experience of the policies underwritten for insurance companies and are recognized when received.

Finance income earned by Penn Independent Financial Services, Inc., included in agency commission and fee revenue, is recognized on the pro rata interest method over the terms of the insurance contracts using the accrual basis.

Agency Commissions and Operating Expenses

Agency expenses include commissions retained by agents and producers on policies bound by the Agency Operations. Operating expenses include personnel expenses and general operating expenses.

Extraordinary Gain

The extraordinary gain of $1.4 million for the quarter ended March 31, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Company’s acquisition of Wind River Investment Corporation, which are currently considered to be deductible for federal tax purposes.

Earnings Per Share

Basic earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average share equivalents outstanding.

New Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective and have been adopted for the year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF 03-01 when final guidance is released.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company has previously adopted the requirements of SFAS 123, which require companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective at the beginning of the next fiscal year beginning after December 15, 2005. The Company is in the process of determining how the new

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted, modified or vested and the impact on compensation expense related to such awards will have on the Company’s consolidated financial statements.

4. Investments

Bonds available for sale with an estimated fair market value of approximately $311.4 million and $374.2 million, were deposited with various governmental authorities in accordance with statutory requirements at March 31, 2005 and December 31, 2004, respectively. In addition, bonds with an estimated fair market value of $5.4 million and $5.5 million at March 31, 2005 and December 31, 2004, respectively, were held in a trust fund to meet the regulatory requirements applicable to Wind River Bermuda, one of the Company’s subsidiaries.

The cost and estimated fair value of investments classified as available for sale were as follows as of March 31, 2005 and December 31, 2004:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2005
Bonds:
Obligations of states and political subdivisions	$417,248	$6,147	$(3,042)	$420,353
Mortgage-backed securities	210,770	178	(2,538)	208,410
U.S. treasury and agency obligations	208,863	67	(3,341)	205,589
Corporate notes	205,881	1,534	(3,002)	204,413

Total bonds	1,042,762	7,926	(11,923)	1,038,765
Common stock	53,046	4,928	(1,329)	56,645
Preferred stock	8,160	176	(280)	8,056

Total	$1,103,968	$13,030	$(13,532)	$1,103,466

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2004
Bonds:
Obligations of states and political subdivisions	$299,525	$8,700	$(315)	$307,910
Mortgage-backed securities	52,690	456	(3)	53,143
U.S. treasury and agency obligations	163,108	285	(979)	162,414
Corporate notes	59,975	2,215	(272)	61,918

Total bonds	575,298	11,656	(1,569)	585,385
Common stock	34,004	4,338	(448)	37,894
Preferred stock	4,804	418	(110)	5,112

Total	$614,106	$16,412	$(2,127)	$628,391

The Company held no debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at March 31, 2005 or December 31, 2004.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2005:

				Gross Unrealized Losses
			Cost or			Between
(Dollars in	Number of		Amortized		Six Months	Seven Months	Greater than
thousands)	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year
Bonds	417	$734,234	$746,157	$11,923	$10,212	$1,390	$321
Preferred Stock	12	6,122	6,402	280	280	—	—
Common Stock	68	17,591	18,920	1,329	1,037	292	—

				$13,532	$11,529	$1,682	$321

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by the Company as of March 31, 2005, concluded the unrealized losses discussed above are not other than temporary impairments.

The Company regularly performs various analytical procedures with respect to its investments, including identifying any security with a fair value below its cost. Upon identification of such securities, a detailed review of all such securities meeting predetermined thresholds is performed to determine whether such decline is other than temporary. If it is determined that a decline in value is other than temporary based upon this detailed review, or if a decline in value for an investment has persisted for 12 continuous months, or if the value of the investment has been 20% or more below cost for six continuous months or more, or significantly declines in value for shorter periods of time, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether the issuer is in financial distress, the investment is secured, a significant credit rating action occurred, scheduled interest payments were delayed or missed and changes in laws or regulations have affected an issuer or industry. The amount of any write-down is included in earnings as a realized loss in the period in which the impairment arose.

During the quarter ended March 31, 2005, the Company recorded other than temporary losses of $0.1 million on its common stock portfolio. There were no realized losses recorded for the quarter ended March 31, 2004 as a result of the Company’s other than temporary impairment evaluation.

The amortized cost and estimated fair value of bonds classified as available for sale at March 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$42,370	$42,299
Due after one year through five years	281,322	277,316
Due after five years through ten years	253,333	251,222
Due after ten years	254,967	259,518
Mortgage-backed securities	210,770	208,410

	$1,042,762	$1,038,765

There were no investments in bonds that were non-income producing for the quarters ended March 31, 2005 and 2004.

5. Reinsurance

The Company cedes insurance to unrelated insurers on a pro rata and excess of loss basis in the ordinary course of business to limit its net loss exposure. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.

At March 31, 2005, the Company carried reinsurance receivables of $1,530.6 million. At December 31, 2004 and 2003, the Company carried reinsurance receivables of $1,531.9 million and $1,763.0 million, respectively. These amounts are net of a purchase accounting adjustment of $49.4 million arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustment will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

estimate of uncollectible reinsurance at the time of the acquisition has been subsequently reduced to $28.8 million and $28.7 million at March 31, 2005 and December 31, 2004, respectively, primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At March 31, 2005 and December 31, 2004, the Company held collateral securing its reinsurance receivables of $700.5 million and $705.6 million, respectively.

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

Our Non-U.S. Insurance Operations commenced offering reinsurance to Penn-America Insurance Companies through a quota share arrangement. This reinsurance arrangement resulted in 30% of Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005 being ceded to Wind River Bermuda, an affiliated company. The agreement also stipulates that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.

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

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes for the quarter ended March 31, 2005 of $14.1 million represents $12.3 million from the Non-U.S. Subsidiaries and $1.8 million from the U.S. Subsidiaries. The following table summarizes the differences between the tax provision under APB 28 for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended		Quarter Ended
	March 31, 2005		March 31, 2004
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average	$631	4.5%	$448	7.2%
Adjustments:
Tax exempt interest	(1,253)	(8.9)	(1,216)	(19.5)
Dividend exclusion	(81)	(0.6)	(37)	(0.6)
Non-resident withholding	__	0.0	144	2.3
Other	784	5.6	5	0.0

Actual Taxes	$81	0.6%	$(656)	(10.6)%

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In the quarter ended March 31, 2005, the Company recognized an extraordinary gain of $1.4 million for tax benefits derived from acquisition costs included as a reduction in equity as a result of the Company’s acquisition of Wind River Investment Corporation, that have been or will be deducted in the future from income for federal tax purposes.

7. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended	Quarter Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004

Unpaid losses and loss adjustment expenses at beginning of period	$1,876,510	$2,059,760
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,531,896	1,745,737

Net balance at beginning of period	344,614	314,023
Plus Unpaid losses and loss adjustment expenses acquired as a result of the merger (1)	235,192	—
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger (1)	43,908	—

Unpaid losses and loss adjustment expense subtotal	535,898	314,023

Incurred losses and loss adjustment expenses related to:
Current year	63,597	29,270
Prior years	__	—

Total incurred losses and loss adjustment expenses	63,597	29,270

Paid losses and loss adjustment expenses related to:
Current year	2,824	2,233
Prior years	37,254	24,400

Total paid losses and loss adjustment expenses	40,078	26,633

Net balance at end of period	559,417	316,660
Plus gross reinsurance receivables on unpaid losses and loss adjustment	1,525,782	1,719,412

Unpaid losses and loss adjustment expenses at end of period	$2,085,199	$2,036,072

(1)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Insurance Group.

There was no development during the quarter ended March 31, 2005 on net losses and loss adjustment expense incurred prior to December 31, 2004. There were no net loss and loss adjustment expenses relating to prior accident years for the quarters ended March 31, 2005 and 2004.

In 2003, Penn-America Group received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued each with a $500,000 indemnity policy aggregate limit of liability. At March 31, 2005, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. Junior Subordinated Debentures

The junior subordinated debentures described below were assumed by the Company in its merger with Penn-America Group, Inc.

On May 15, 2003, Penn-America Statutory Trust II, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of floating rate Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn-America Statutory Trust II with respect to distributions and payments of these securities.

Proceeds from the sale of the Trust Preferred Securities of $15.0 million and $0.5 million of floating rate capital securities issued to Penn-America Group, Inc. by Penn-America Statutory Trust II were used to acquire $15.5 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by Penn-America Group, Inc. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the floating rate Trust Preferred Securities issued by Penn-America Statutory Trust II. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.

On December 4, 2002, Penn-America Statutory Trust I, a business trust subsidiary formed by Penn-America Group, issued $15.0 million of floating rate Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 400 basis points over three-month London Interbank Offered Rates. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on it common stock. Penn-America Group guarantees all obligations of Penn-America Statutory Trust I with respect to distributions and payments of these securities.

Proceeds from the sale of Trust Preferred Securities of $15.0 million and $0.5 million of floating rate capital securities issued to Penn-America Group, Inc. by Penn-America Statutory Trust I were used to acquire $15.5 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by the Company. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the floating rate Trust Preferred Securities issued by Penn-America Statutory Trust I. In 2002, Penn-America Group, Inc. contributed net proceeds of $14.5 million for these junior subordinated debentures to Penn-America Insurance Company to support the business growth in its insurance subsidiaries.

9. Notes and Loans Payable

Notes Payable

Notes payable and term loans assumed through the acquisition of Penn Independent Corporation are comprised of the following:

(Dollars in thousands)		March 31, 2005
Bank term loan	(1)	$5
Bank, line of credit	(2)	3,010

		$3,015

(1)	Term loan due in monthly principal installments of $2,595, including interest accrued at 9%. This loan matures on May 1, 2005

(2)	$4,500,000 revolving line of credit which expires on November 15, 2005, bearing interest of the bank’s prime rate less 1.25% payable monthly.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company has agreed to a pledge agreement granting the bank a first priority perfected lien on a money market deposit account of United National Insurance Company at the bank. This account shall always have on deposit the $4.5 million required by the pledge agreement. The Company has also agreed to a security agreement granting the bank a first priority perfected lien on its finance receivables.

Interest expense resulting from the note payable and term loan was $.03 million for the quarter ended March 31, 2005.

Loans Payable

Loans payable assumed through the acquisition of Penn Independent Corporation are comprised of the following:

(Dollars in thousands)		March 31, 2005
Loans payable, former shareholder of subsidiary	(1)	$721
Loans payable, former shareholder of subsidiary	(2)	971
Loans payable, vendor	(3)	10
Loans payable, minority shareholder of subsidiary	(4)	293

		$1,995

(1)	Loan payable, to former shareholder of subsidiary, due in monthly principal installments of $6,870, plus interest at a fixed rate of 4.5%. This loan matures on December 1, 2013.

(2)	Loan payable, to former shareholder of subsidiary, due in monthly principal installments of $9,242, plus interest at a fixed rate of 4.5%. This loan matures on December 1, 2013.

(3)	Loan payable due to a vendor in monthly principal installments of $930. This loan is non-interest bearing and matures on February 16, 2006. Automotive equipment is held as collateral.

(4)	Loan payable, to minority shareholder of subsidiary, due in monthly principal installments of $5,333, plus interest at a fixed rate of 4.5%. This loan matures on September 1, 2009.

Interest expense related to loans payable was $.02 million for the quarter ended March 31, 2005.

10. Related Party Transactions

In connection with the merger with Penn-America Group, Inc. and the acquisition of Penn Independent Corporation, the Company paid a $6.0 million transaction fee to Fox Paine & Company. Fox Paine & Company beneficially owns shares having approximately 85.4% of the Company’s total voting power.

Penn Independent Group leases its home office facility in Hatboro, Pennsylvania from Irvin Saltzman, father of United America Indemnity’s President, Jon S. Saltzman, and a director of Penn Independent Corporation through January 24, 2005. The lease is accounted for as a capital lease, and management believes that the lease terms are at market rates. Penn-America Group also leases a portion of the building in which Penn Independent Group’s home office facility is located. Capital lease obligations on these leases was $1.9 million as of March 31, 2005. In connection with the acquisition, the Company is under a post-closing obligation to either (i) enter into a lease for the Hatboro facility for a term of at least 10 years or (ii) purchase the Hatboro facility and related land on terms to be agreed upon. At this time, the Company is still exploring both options.

The following describes the minority equity interests in the Penn Independent subsidiaries:

On February 24, 1993, Apex Insurance Agency, Inc. issued ten shares of common stock to a minority shareholder. As of March 31, 2005, this represented an 11.11% ownership. As of March 31, 2005, PIC Holdings owned 88.89% of the outstanding common stock of Apex Insurance Agency, Inc. Minority interest as of March 31, 2005 was approximately $0.3 million. Under the terms of an agreement executed March 22, 2005, these shares were repurchased in April 2005 by Apex Insurance Agency, Inc. in exchange for a note payable over 84 months.

On December 22, 2003, Stratus Insurance Services, Inc. entered into a shareholders’ agreement with two minority shareholders issuing ten shares to each shareholder. As of March 31, 2005, these minority shareholders owned

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.0% of the outstanding shares of Stratus Insurance Services, Inc. As of March 31, 2005, PIC Holdings owned 80.0% of the outstanding common stock of Stratus Insurance Services, Inc. Minority interest as of March 31, 2005 was $0.06 million.

On October 15, 2004, DVUA Massachusetts, Inc. entered into a shareholders’ agreement with a minority shareholder issuing twenty shares. As of March 31, 2005, the minority shareholder owned 20.0% of the outstanding shares of DVUA Massachusetts, Inc. As of March 31, 2005, PIC Holdings owned 80.0% of the outstanding common stock of DVUA Massachusetts Agency, Inc. Minority interest as of March 31, 2005 was $0.08 million.

11. Commitments and Contingencies

Capital Leases

The Company has lease agreements for the main offices of Penn-America Group, Inc. and Penn Independent Corporation, which are accounted for as capital leases. Interest is payable at 8.5% on the outstanding principal balance. The total of future minimum payments under capital lease obligations is $2.8 million which is comprised of interest of $0.9 million and the present value of net minimum payments of $1.9 million.

Property under capital leases is comprised of the following:

	March 31, 2005
		Accumulated
(Dollars in thousands)	Cost	Amortization	Net

Office facility	$2,620	$30	$2,590

Amortization of $.03 million has been recorded on property under capital leases for the quarter ended March 31, 2005.

Lease Commitments

Total rental expense under operating leases for the quarters ended March 31, 2005 and 2004 aggregated $0.8 million, and $0.8 million, respectively. At March 31, 2005, future minimum payments under non-cancelable Capital and operating leases were as follows:

(Dollars in thousands)
2005	$2,991
2006	3,611
2007	2,984
2008	3,132
2009 and thereafter	11,808

Total	$24,526

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

consideration of applicable reserves should not have a material adverse effect on the Company’s financial condition.

12. Shareholders’ Equity

In connection with the merger with Penn-America Group, Inc., the Company issued 7.9 million Class A common shares valued at $141.9 million and issued options to purchase 0.2 million shares with a fair value of $1.6 million in the quarter ended March 31, 2005. The Company accrued awards under the share incentive plan of $0.2 million for restricted stock and $0.8 million for options to purchase the Company’s Class A common stock in the quarter ended March 31, 2005.

13. Compensation Plans

The Company follows SFAS 123, which establishes a fair value-based method of accounting for stock-based compensation plans.

Deferred Compensation

On April 6, 1992, Apex Insurance Agency, Inc. (“Apex”) entered into an agreement with its minority shareholders which provides for certain payments to such shareholders based upon the appraised fair value of the company. Vesting was conditioned upon Apex achieving certain financial benchmarks as set forth in the agreement, with payment to be made upon the occurrence of events as specified in the agreement. The vested value of such deferred compensation has been recorded as a liability as of March 31, 2005. Effective December 29, 2003, deferred compensation due to one of the minority shareholders was converted into a term loan payable.

As of March 29, 2005, Apex entered into a separation agreement with the sole remaining participant of this plan. In accordance with the terms of the plan and in connection with such separation, Apex will pay out the balance in the plan in three annual installments, with the first installment due April 1, 2006. Payment of such monies is conditioned on the participant’s ongoing compliance with certain restrictive covenants contained in the separation agreement, including non-compete, non-solicit and confidentiality obligations.

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

In accordance with Penn-America Group’s Stock Incentive Plan, the merger with United America Indemnity on January 24, 2005 caused immediate vesting of all the Penn-America Group’s unvested stock options. As of January 24, 2005, Penn-America Group had 203,635 stock options outstanding, all of which were exercisable. Each holder of the Penn-America Group stock options received converted stock options of United America Indemnity. In exchange for outstanding options to purchase Penn-America Group, Inc.’s Class A common shares, the Company granted 175,007 stock options at the acquisition date.

See subsequent events for amendment to the Share Incentive Plan.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the quarter ended March 31, 2005, the Company granted 30,000 Time-Based Options under the plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reasons, and expire 10 years after grant date.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2004	1,720,164	$11.35

Options issued	205,007	$10.65
Options cancelled	(50,141)	$17.00
Options exercised	(74,365)	$8.82

Options outstanding at March 31, 2005	1,800,665	$12.06

Options exercisable at March 31, 2005	469,368	$8.53

The options exercisable at March 31, 2005 include the following:

Number of options
Option Price	exercisable
$ 5.62	1,933
$ 6.02	486
$ 6.50	256,074
$ 8.49	76,738
$10.00	78,875
$12.36	8,594
$16.00	12,891
$17.00	33,777

Options exercisable at March 31, 2005	469,368

During the quarter ended March 31, 2005, the Company granted an aggregate of 73,904 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). Of this grant, 3,872 Restricted shares vested immediately and the remainder vest in 20% increments over a five-year period. During the quarter ended March 31, 2005, an aggregate of 2,240 Class A common shares with a weighted average grant date value of $18.84 per share were granted, subject to certain restrictions, to the Board of Directors of the Company under the plan (“Director Restricted Shares”).

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

See subsequent events disclosed for amendments to the Annual Incentive Awards Plan.

401(k) Plans

The Company maintains two 401(k) defined contribution plans covering substantially all U.S. employees.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For our U.S. Subsidiaries, exclusive of the Penn-America Insurance Companies and the Agency Operations, the Company matches 75% of the first 6% contributed by the employee. In addition, the Company contributes 1% of the employee’s salary regardless of whether the employee contributes to the plan. Eligible employees are vested in the Company’s contribution and relative investment income after three years of service. Total expenses related to this plan for the quarter ended March 31, 2005 and 2004 were $0.3 million and $0.2 million, respectively.

For our Penn-America Insurance Companies’ and Agency Operations’ employees, the Company matches 50% of the first 6% contributed by the employee. Vesting is immediate for eligible employees in the Company’s contribution. Total expenses related to this plan for the quarter ended March 31, 2005 were $ 0.09 million.

14. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended	Quarter Ended
(Dollars in thousands, except per share data)	March 31, 2005	March 31, 2004
Net income before extraordinary gain	$14,165	$7,418
Less: Preferred stock dividends	—	—

Income available to common shareholders before extraordinary gain	14,165	7,418
Extraordinary gain	1,426	—

Net income	$15,591	$7,418

Basic earnings per share:
Weighted average shares for basic earnings per share	34,258,223	28,219,926

Net income available to common shareholders before extraordinary gain	$0.42	$0.26
Extraordinary gain	0.04	—

Net income	$0.46	$0.26

Diluted earnings per share:
Weighted average shares for diluted earnings per share	34,982,205	28,897,621

Net income available to common shareholders before extraordinary gain	$0.41	$0.26
Extraordinary gain	0.04	—

Net income	$0.45	$0.26

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2004, approximately $37.4 million is available for distribution from the Company’s U.S. insurance subsidiaries during 2005. The Company paid no dividends during 2004 or 2003.

The NAIC’s risk-based capital model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”): (a) if a company’s total adjusted capital is less than or equal to 200%, but greater than 150% of its ACLRBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (b) if a company’s total adjusted capital is less than or equal to 150%, but greater than 100% of its ACLRBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (c) if a company’s total adjusted capital is less than or equal to 100%, but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (d) if a company’s total adjusted capital is less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control. Based on the standards currently adopted, each of the Company’s U.S. Insurance Subsidiaries’ capital and surplus are in excess of the prescribed 200% company action level risk-based capital requirements of $196.8 million.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is selected information for the Company’s and the Predecessor’s U.S. Insurance Subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Quarter Ended	Year Ended
(Dollars in thousands)	March 31, 2005	December 31, 2004
Statutory capital and surplus, as of end of period	$521,402	$373,669
Statutory net income	8,818	32,701

16. Segment Information

In connection with the Company’s merger with Penn-America Group and acquisition of Penn Independent Group, the Company has reevaluated its segment classifications and determined that the Company will operate and manage its business through two business segments during 2005 and thereafter. The Insurance Operations segment includes the operations of our United National Insurance Companies, Penn-America Insurance Companies and Non-U.S. Insurance Operations. The Agency Operations segment includes the operations of Penn Independent.

The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies.

Gross premiums written by product class are as follows:

	Quarter Ended	Quarter Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004
Property and general liability	$116,966	92,422
Non-medical professional liability	18,494	25,516

Total	$135,460	$117,938

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2005:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Total
Revenues:
Gross premiums written	$135,460	$—	$—	$135,460

Net premiums written	$109,521	$—	$—	$109,521

Net premiums earned	$102,112	$—	$—	$102,112
Agency commission and fee revenues	—	6,252	—	6,252
Net investment income	—	—	11,868	11,868
Net realized investment losses	—	—	(616)	(616)

Total revenues	102,112	6,252	11,252	119,616
Losses and Expenses:
Net losses and loss adjustment expenses	63,597	—	—	63,597
Acquisition costs and other underwriting expenses	31,115	—	—	31,115
Agency commission and operating expenses	—	6,919	—	6,919
Corporate and other operating expenses	—	—	1,966	1,966
Interest expense	—	—	1,916	1,916

Income (loss) before income taxes	$7,400	$(667)	$7,370	14,103

Income tax expense				81

Net income before minority interest and equity in net income of partnerships				14,022
Minority interest and equity in net income of partnerships				143

Net income before extraordinary gain				14,165
Extraordinary gain				1,426

Net income				$15,591

Total Assets	$3,095,958	$74,544	$—	$3,170,502

Quarter Ended March 31, 2004:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Total
Revenues:
Gross premiums written	$117,938	$—	$—	$117,938

Net premiums written	$58,617	$—	$—	$58,617

Net premiums earned	$45,422	$—	$—	$45,422
Agency commission and fee revenues	—	—	—	—
Net investment income	—	—	4,210	4,210
Net realized investment (losses) gains	—	—	(70)	(70)

Total revenues	45,422	—	4,140	49,562
Losses and Expenses:
Net losses and loss adjustment expenses	29,270	—	—	29,270
Acquisition costs and other underwriting expenses	11,324	—	—	11,324
Agency commission and operating expense	—	—	—	—
Corporate and other operating expenses	—	—	1,470	1,470
Interest expense	—	—	1,315	1,315

Income before income taxes	$4,828	$—	$1,355	6,183

Income tax benefit				(656)

Net income before equity in net income of partnerships				6,839
Equity in net income of partnerships				579

Net income				$7,418

Total Assets	$2,625,937	$—	$—	$2,625,937

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17. Supplemental Cash Flow Information

Taxes and Interest Paid

	Quarter Ended	Quarter Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004

Net federal income taxes paid (refunded)	$1,380	$(534)
Interest paid	1,081	400

Non-Cash Investing Activities

The Company purchased 100% of the common shares of Penn Independent Corporation and 100% of the common shares of Penn-America Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

(Dollars in thousands)
Fair values of assets acquired (including goodwill)	$714,495
Cash portion of purchase price	(125,985)
Non-cash portion of purchase price	(142,931)

Liabilities assumed (including minority interest)	$445,579

18. Subsequent Events

The Board of Directors adopted the Company’s Share Incentive Plan (the “Share Incentive Plan”) on September 15, 2003, and Amendment No. 1 to the Share Incentive Plan on November 15, 2003. Both the Share Incentive Plan and Amendment No. 1 were approved by a simple majority of shareholders at the May 4, 2004 Annual General Meeting.

On March 21, 2005 the Board of Directors adopted Amendment No. 2 to the Share Incentive Plan, subject to shareholder approval, to increase the number of shares available under the Share Incentive Plan from 2,500,000 to 5,000,000 along with certain other technical changes to the Share Incentive Plan. Amendment No. 2 to the Share Incentive Plan was approved by a simple majority of shareholders at the May 4, 2005 Annual General Meeting.

At the May 4, 2005 Annual General Meeting, shareholders also approved the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (the “Amended and Restated Program”). The purpose of the Amended and Restated Program is to encourage increased efficiency and profitability and reward employees’ contributions to corporate success. The Amended and Restated Program broadens the scope of employees eligible to receive awards and customizes performance measures so that certain classes of employees are eligible for awards based solely on the performance of their subsidiary or division, as determined by the Company’s compensation committee.

At the May 4, 2005 Annual General Meeting, shareholders also approved the Annual Integration Bonus Plan. The Annual Integration Bonus with respect to a given fiscal year (e.g., 2005 or 2006) (the “Bonus Determination Year”) shall be equal to the product of (i) 50% of a target integration bonus of $2.7 million and (ii) a percentage, subject to any other provisions of each eligible executive’s employment agreement with Penn-America, governing such bonus (including, without limitation, provisions regarding the payment of the bonus in shares of United America Indemnity, Ltd.). In no instance will any payments to any single executive exceed $450,000 with respect to any Bonus Determination Year. The Board of Directors of each executive’s employer will retain the sole and exclusive authority and discretion to administer and interpret the terms of the arrangement with respect to each such executive, including with limitation, the determination of whether the targeted pretax income and other objectives have been

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

satisfied, and its determination and judgment shall be made in good faith.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Developments

On January 24, 2005, we completed our merger with Penn-America Group, Inc. (“Penn-America”), as well as our acquisition of Penn Independent Corporation (“Penn Independent”). In connection with the transactions, our shareholders approved a change in our name from United National Group, Ltd. to United America Indemnity, Ltd.

As a result of the transactions, we are one of the leading specialty property and casualty insurers in the industry, as well as a significant originator of and placement agent for specialty property and casualty insurance coverage. Under our ownership structure, each company will retain its existing corporate identity and the businesses of United America Indemnity, Penn-America and Penn Independent will continue to be operated by essentially the existing management teams.

Under the terms of the merger agreement, Penn-America’s shareholders received $15.375 of value for each share of Penn-America common stock as follows: 1) 0.7756 of a Class A common share of United America Indemnity, based on $13.875 divided by the volume weighted average sales price of United America Indemnity’s Class A common shares for the 20 consecutive trading days ending January 21, 2005, which was $17.89, and 2) $1.50 in cash.

At a Penn-America special meeting of shareholders held on January 24, 2005, Penn-America’s shareholders of record as of December 15, 2004 approved, among other things, the merger transaction; and at the United America Indemnity extraordinary general meeting of shareholders held on January 24, 2005, United America Indemnity shareholders of record as of December 15, 2004 approved, among other things, the issuance of United America Indemnity Class A common shares to Penn-America’s shareholders in the merger and to change the name of United National Group, Ltd. to United America Indemnity, Ltd.

Under purchase accounting rules, our results of operations for the quarter ended March 31, 2005 reflect the addition of Penn-America and Penn Independent from January 25, 2005 through March 31, 2005. All prior period results reflect only the results of operations of United America Indemnity.

On February 7, 2005, Edward J. Noonan, a current board member and former chairman of the audit committee of United America Indemnity, was appointed as the Acting Chief Executive Officer of United America Indemnity, following the departure of our former chief executive officer, David R. Bradley.

On March 14, 2005, we changed our trading symbol on the Nasdaq National Market from “UNGL” to “INDM”.

Overview

In connection with our merger with Penn-America and our acquisition of Penn Independent, we have reevaluated our segment classifications and determined that we will operate and manage our business through two business segments during 2005 and thereafter. Our Insurance Operations segment includes the operations of our United National Insurance Companies, Penn-America Insurance Companies and Non-U.S. Insurance Operations. Our Agency Operations segment includes the operations of Penn Independent.

Our Insurance Operations segment offers two general classes of insurance products, property and general liability insurance products and non-medical professional liability insurance products. Our insurance products target very specific, defined, homogenous groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates and forms tailored to our risk and underwriting philosophy.

We distribute our insurance products through a group of 135 professional general agencies, including our wholly owned subsidiary J.H. Ferguson, that have limited quoting and binding authority, and that in turn sell our insurance products to insureds through retail insurance brokers.

We derive our revenues primarily from premiums paid on insurance policies that we write, commissions, service fees and finance income of our Agency Operations and from income generated by our investment portfolio, net of fees paid for investment management and investment accounting services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.

Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, other operating expenses and interest and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on insurance policies written. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition expenses consist principally of commissions that are typically a percentage of the premiums on insurance policies written, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Agency commissions and operating expenses include commissions retained by agents and producers on policies bound by our Agency Operations Other agency operating expenses include personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of management fees paid to affiliates. Interest expense consists of interest paid on funds held on behalf of others, senior notes payable to related parties and junior subordinated debentures.

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

Critical Accounting Policies and Estimates

Investments

Fair values

The carrying amount for our investments approximates their estimated fair value. We measure the fair value of investments in our fixed income and equity portfolios based upon quoted market prices. We also hold other invested assets, including investments in several limited partnerships, which were valued at $52.1 million as of March 31, 2005. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of March 31, 2005, our other invested assets portfolio included $17.9 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

Classification of Investments

Investments in bonds, preferred stock and common stock have been designated as available for sale, and any change

]

in market value will be included in other comprehensive income in our shareholders’ equity and, accordingly, have no effect on net income except for investment market declines deemed to be other than temporary.

Other Than Temporary Impairment

We regularly perform various analytical procedures with respect to our investments, including identifying any security with a fair value below its cost. Upon identification of such securities, we perform a detailed review of all such securities meeting predetermined thresholds, to determine whether such decline is other than temporary. If we determine a decline in value to be other than temporary based upon this detailed review, or if a decline in value for an investment has persisted for 12 continuous months, or if the value of the investment has been 20% or more below cost for six continuous months or more, or significantly declines in value for shorter periods of time, we evaluate the security to determine whether the cost basis of the security should be written down to its fair value. The factors we consider in reaching the conclusion that a decline below cost is other than temporary include, among others, whether the issuer is in financial distress, the investment is secured, a significant credit rating action occurred, scheduled interest payments were delayed or missed and changes in laws or regulations have affected an issuer or industry. We include the amount of any write-down in earnings as a realized loss in the period in which the impairment arose.

The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2005:

				Gross Unrealized Losses
			Cost or			Between
(Dollars in	Number of		Amortized		Six Months	Seven Months	Greater than
thousands)	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year
Bonds	417	$734,234	$746,157	$11,923	$10,212	$1,390	$321
Preferred Stock	12	6,122	6,402	280	280	—	—
Common Stock	68	17,591	18,920	1,329	1,037	292	—

				$13,532	$11,529	$1,682	$321

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of March 31, 2005, concluded the unrealized losses discussed above are not other than temporary impairments.

Goodwill and Intangible Assets

Effective July 1, 2001, we adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, we recorded $98.1 million of goodwill as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc. The carrying amount of our goodwill as of March 31, 2005 was $98.1 million.

In accordance with SFAS 142, we are required to perform a test for impairment of goodwill at least annually. No impairment of the goodwill was recognized for the quarter ended March 31, 2005.

In accordance with SFAS 142, we are required to perform a test for impairment of indefinite-lived intangible assets at least annually. No impairment of the indefinite-lived intangible assets was recognized for the quarter ended March 31, 2005.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS 144. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable form its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. No impairments of intangible assets were recognized in the quarter ended March 31, 2005.

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

In 2003, the Penn-America received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued each with a $500,000 indemnity policy aggregate limit of liability. At March 31, 2005, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.

Recoverability of Reinsurance Receivables

We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises.

At March 31, 2005 and December 31, 2004, we carried reinsurance receivables of $1,530.6 million and $1,531.9 million, respectively. These amounts are net of a purchase accounting adjustment of $49.4 million arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustment will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million estimate of uncollectible reinsurance at the time of the acquisition has been subsequently reduced to $28.8 million and $28.7 million at March 31, 2005 and December 31, 2004, respectively, primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At March 31, 2005 and December 31, 2004, we held $700.5 million and $705.6 million, respectively, of collateral securing our reinsurance receivables. As of March 31, 2005 and December 31, 2004, we also had $47.0 million and $42.6 million, respectively, of prepaid reinsurance premiums.

The following table sets forth United America Indemnity’s ten largest reinsurers, as of March 31, 2005. Also shown are the amounts of premiums written ceded by us to these reinsurers during the quarter ended March 31, 2005.

	A.M.	Gross	Prepaid	Total		Ceded
	Best	Reinsurance	Reinsurance	Reinsurance	Percent of	Premiums	Percent of
(Dollars in millions)	Rating	Receivables	Premium	Assets	Total	Written	Total
American Re-Insurance Co.	A	$668.1	$19.7	$687.8	41.5%	$10.8	41.8%
Employers Reinsurance Corp.	A	334.4	13.6	347.9	21.0	6.3	24.2
Hartford Fire Insurance Co.	A+	92.1	—	92.1	5.5	0.1	0.5
General Reinsurance Corp.	A++	82.3	5.7	88.0	5.3	2.5	9.6
GE Reinsurance Corporation	A	68.2	0.1	68.4	4.1	0.2	0.6
Generali – Assicurazioni	A+	49.3	—	49.3	3.0	—	—
Converium AG	B++	46.3	—	46.3	2.8	(0.2)	(0.6)
Converium Re (North America)	B-	36.5	0.1	36.6	2.2	0.1	0.3
Swiss Reinsurance America Corp	A+	29.4	—	29.4	1.8	—	(0.1)
Clearwater Insurance (Odyssey Reinsurance Corp.)	A	24.2	—	24.2	1.4	—	—

Subtotal		1,430.8	39.2	1,470.0	88.6	19.8	76.3
All other reinsurers		177.7	11.1	188.8	11.4	6.1	23.7

Total reinsurance receivables before purchase accounting adjustments		1,608.5	50.3	1,658.8	100.0%	$25.9	100.0%

Purchase accounting adjustments		(78.0)	(3.3)	(81.3)

Total receivables		1,530.5	$47.0	1,577.5

Collateral from reinsurers		(700.5)		(700.5)

Net receivables		$830.0		$877.0

The $700.5 million of collateral from reinsurers includes $46.2 million for reinsurance receivable from Converium AG and $36.6 million for reinsurance receivable from Converium (North America) at March 31, 2005. For the quarters ended March 31, 2005 and 2004, the Company incurred trust maintenance fees of $0.8 million and $0.4 million, respectively. The trust maintenance fees are included in net investment income.

Deferred Acquisition Costs

Our cost of acquiring new and renewal insurance and reinsurance contracts is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs, which are directly related to and vary with the production of business. The method followed in computing such amounts limits them to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs was $21.9 million and $26.2 million for the quarters ended March 31, 2005 and 2004, respectively.

Realizability of Deferred Tax Assets

We provide for income taxes in accordance with the provisions of SFASNo. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by SFAS 109. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” which establishes a fair value-based method of accounting for stock-based compensation plans.

Revenue Recognition

Premiums written are recognized as earned ratably over the terms of the respective policies.

Commissions earned by our agency operations are recognized based on the policy effective date. Contingent profit commissions are based on the claims experience of the policies underwritten for insurance companies and are recognized when received.

Finance income earned by Penn Independent Financial Services, Inc., included in agency commission and fee revenue, is recognized on the pro rata interest method over the terms of the insurance contracts using the accrual basis.

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

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which revises the original SFAS 123. The Company has previously adopted the requirements of SFAS 123, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective at the beginning of the fiscal year beginning after December 15, 2005. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted, modified or vested and the impact on compensation expense related to such awards will have on our financial statements.

Our Business Segments

We evaluate segment performance based on gross and net premiums written, net premiums earned and net losses and loss adjustment expenses. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended March 31.
(Dollars in thousands)	2005	2004
Insurance Operations premiums written:
Gross premiums written	$135,460	$117,938
Ceded premiums written	25,939	59,321

Net premiums written	$109,521	$58,617

Revenues:
Insurance Operations	$102,112	$45,422
Agency Operations	6,252	—
Corporate	11,252	4,140

Total Revenues	$119,616	$49,562

Expenses:
Insurance Operations	$94,712	$40,594
Agency Operations	6,919	—
Corporate	3,882	2,785

Net expenses	$105,513	$43,379

Insurance Operations expense ratios:
Net losses and loss adjustment expense ratio	62.3%	64.4%
Other underwriting expense ratio	30.5%	25.0%
Combined ratio	92.8%	89.4%

Results of Operations

Quarter Ended March 31, 2005 Compared with the Quarter Ended March 31, 2004

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $135.5 million for the quarter ended March 31, 2005, compared with $117.9 million for the first quarter of 2004, an increase of $17.6 million or 14.9%. A breakdown of gross premiums written by product class is as follows:

•	Property and general liability gross premiums written were $117.0 million for the quarter ended March 31, 2005, compared with $92.4 million for the first quarter of 2004, an increase of $24.6 million or 26.6%. This increase primarily resulted from the merger with Penn-America partially offset by the termination of several heavily reinsured products.

•	Non-medical professional liability gross premiums written were $18.5 million for the quarter ended March 31, 2005, compared with $25.5 million for the first quarter of 2004, a decrease of $7.0 million or 27.5%. This decrease primarily resulted from underwriting and pricing actions in response to market conditions.

Net premiums written, which equal gross premiums written less ceded premiums written, were $109.5 million for the quarter ended March 31, 2005, compared with $58.6 million for the quarter ended March 31, 2004, an increase of $50.9 million or 86.8%. The ratio of net premiums written to gross premiums written was 80.9% for the quarter ended March 31, 2005 and 49.7% for the first quarter of 2004. A breakdown of net premiums written by product class is as follows:

•	Property and general liability net premiums written were $93.9 million for the quarter ended March 31, 2005, compared with $48.4 million for the quarter ended March 31, 2004, an increase of $45.5 million or

94.1%. This increase primarily resulted from the merger with Penn-America and reduced reinsurance cessions.

•	Non-medical professional liability net premiums written were $15.7 million for the quarter ended March 31, 2005, compared with $10.3 million for the quarter ended March 31, 2004, an increase of $5.4 million or 52.8%. This increase primarily resulted from the restructuring of reinsurance treaties, which resulted in the purchase of less reinsurance.

Net premiums earned were $102.1 million for the quarter ended March 31, 2005, compared with $45.4 million for the quarter March 31, 2004, an increase of $56.7 million or 124.8%.

Agency Commission and Fee Revenues

Agency commission and fee revenues are generated by Penn Independent and our agency operations segment and were $6.3 million for the quarter ended March 31, 2005. Penn Independent is a leading U.S. wholesale broker of commercial insurance for small and middle-market businesses, public entities and associations. Penn Independent specializes in the placement of complex and unique property, casualty and liability insurance including professional liability, property, medical malpractice and transportation coverages. The majority of Penn Independent’s business is written on an excess and surplus lines basis. Additionally, Penn Independent provides claims administration services for policies written by professional liability providers and premium financing for insureds of property and casualty agents. Prior to the acquisition of Penn Independent, we had no agency commission and fee revenues.

Net Investment Income

Gross investment income, excluding realized gains and losses, was $13.3 million for the quarter ended March 31, 2005, compared with $5.1 million for the quarter ended March 31, 2004, an increase of $8.2 million or 161.5%. The increase was primarily due to an increase in income related to limited partnership investments and additional investment income in the first quarter of 2005 from Penn-America. Cash and invested assets grew to $1,274.7 million as of March 31, 2005, from $924.3 million as of December 31, 2004, an increase of $350.4 million.

The average duration of our fixed income investments approximated 4.0 years as of March 31, 2005, compared with 2.7 years as of March 31, 2004. Our book yield on our fixed income investments was 3.83% at March 31, 2005, compared with 2.91% at March 31, 2004.

Investment expenses were $1.4 million for the quarter ended March 31, 2005, compared with $0.9 million for the quarter ended March 31, 2004, an increase of $0.5 million or 63.3%. The increase was largely due to an increase in fees.

Net Realized Investment Gains (Losses)

Net realized investment losses were $0.6 million for the quarter ended March 31, 2005, compared with $0.1 million of net realized investment losses for the quarter ended March 31, 2004. The net realized investment losses for the quarter ended March 31, 2005 consist of net losses of $0.6 million relative to our convertible equity and convertible bond portfolios. The net realized investment losses in the quarter ended March 31, 2004 consist of net gains of $0.3 million relative to our equity portfolio and net losses of $0.4 million relative to convertible bond and convertible equity portfolios.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $63.6 million for the quarter ended March 31, 2005, compared with $29.3 million for the quarter ended March 31, 2004, an increase of $34.3 million or 117.3%. The loss ratio for the quarter ended March 31, 2005 was 62.3% compared with 64.4% for the quarter ended March 31, 2004. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments, the loss ratio for the quarter ended March 31, 2005 was 58.4% compared with 60.6% for the quarter ended March 31, 2004. The improvement in the loss ratio was primarily attributable to the termination of products that did not meet our profitability targets in 2003.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $31.1 million for the quarter ended March 31, 2005, compared with $11.3 million for the quarter ended March 31, 2004, an increase of $19.8 million. This increase can be primarily attributed to a $13.9 million increase in acquisition costs and $5.9 million increase in other underwriting expenses.

The $13.9 million increase in acquisition costs was primarily the result of a decrease in ceding commissions, a decrease in the deferral of acquisition costs and additional costs in the first quarter of 2005 from Penn-America. The $5.9 million increase in other underwriting expenses was primarily due to additional costs in the first quarter of 2005 from Penn-America and an increase in costs from our Non-U.S. Insurance Operations.

Agency Commission and Operating Expenses

Agency commission and operating expenses are generated by our agency operations segment and were $6.9 million for the quarter ended March 31, 2005. Prior to the acquisition of Penn Independent, we had no agency commission and operating expenses.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of legal, consulting, management fees and taxes incurred which are not related to operations. Corporate and other operating expenses were $2.0 million for the quarter ended March 31, 2005, compared with $1.5 million for the quarter ended March 31, 2004, an increase of $0.5 million.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 30.5% for the quarter ended March 31, 2005, compared with 25.0% for the quarter ended March 31, 2004. Excluding the impact of purchase accounting adjustments, the expense ratio for the quarter ended March 31, 2005 was 34.6% compared with 28.3% for the quarter ended March 31, 2004. The expense ratio for the first quarter of 2005 was impacted by the changes in acquisition costs and other underwriting expenses described above.

Our combined ratio was 92.8% for the quarter ended March 31, 2005, compared with 89.4% for the quarter ended March 31, 2004. Excluding the impact of purchase accounting adjustments, the combined ratio for the quarter ended March 31, 2005 was 93.0% compared with 88.9% for the quarter ended March 31, 2004. The combined ratio for the first quarter of 2004 reflects the income statement benefits of ceding commissions received relating to heavily reinsured programs that have since been terminated.

Interest Expense

Interest expense was $1.9 million for the quarter ended March 31, 2005, compared with $1.3 million for the quarter ended March 31, 2004, an increase of $0.6 million. This increase is primarily due to additional interest expense, which resulted from the merger with Penn-America and the acquisition of Penn Independent.

Income Tax Expense (Benefit)

Income tax expense was $0.1 million for the quarter ended March 31, 2005, compared with $0.7 million of tax benefit for the quarter ended March 31, 2004. The change in income tax expense was primarily attributable to additional income from Penn-America and Penn Independent, offset by an increase in federal tax deductions for interest on notes payable to our Non-U.S. Subsidiaries of $1.2 million as a result of the merger with Penn-America and the acquisition of Penn Independent and an increase in tax on capital losses. Our effective tax rate for the quarter ended March 31, 2005 was 0.6%, compared with an effective tax benefit of 10.6% for the quarter ended

March 31, 2004. The effective rates differed from the 4.5% weighted average expected rate due in part to investments in tax-exempt securities. We have an alternative minimum tax credit carryover of $12.3 million which, subject to statutory limitations, can be carried forward indefinitely. We are limited by Internal Revenue Code section 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the acquisition of Penn Independent and merger with Penn-America. The section 383 limitation is an amount equal to the value of the purchase price of the acquisition of Penn Independent and merger with Penn-America less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the acquisition of Penn Independent and merger with Penn-America is $8.3 million per year.

Equity in Net Earnings of Partnerships

Equity in net earnings of partnerships was $0.1 million for the quarter ended March 31, 2005, compared with $0.6 million for the quarter ended March 31, 2004, a decrease of $0.5 million. The decrease is primarily attributable to the performance of a limited partnership investment which invests mainly in convertible bonds and equities.

Extraordinary Gain

The extraordinary gain of $1.4 million for the quarter ended March 31, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with our acquisition of Wind River Investment Corporation in 2003, which are currently considered to be deductible for federal tax purposes.

Net Income and Net Operating Income

The factors described above resulted in net income of $15.6 million for the quarter ended March 31, 2005, compared to net income of $7.4 million for the quarter ended March 31, 2004, an increase of $8.2 million or 110.2%. Net operating income was $14.5 million for the quarter ended March 31, 2005, compared with net operating income of $7.5 million for quarter ended March 31, 2005, an increase of $7.0 million or 94.8%. Net operating income for 2005 is equal to 2005 net income less $0.3 million for after-tax realized investment losses and $1.4 million for an extraordinary gain recorded in connection with the acquisition of Wind River Investment Corporation. Net operating income for 2004 is equal to 2004 net income less $0.1 million for after-tax realized investment losses.

Liquidity and Capital Resources

Sources and Uses of Funds

United America Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Barbados, Wind River Bermuda, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company.

United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders and corporate expenses, includes dividends and other permitted disbursements from Wind River Barbados, which in turn is largely dependent on dividends and other payments from Wind River Bermuda, the United National Insurance Companies, and the Penn-America Insurance Companies. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs.

The principal sources of funds at Wind River Barbados, Wind River Bermuda and the U.S. Insurance Operations include underwriting operations, investment income and proceeds from sales and redemptions of investments. Funds are used by Wind River Barbados, Wind River Bermuda and the U.S. Insurance Operations principally to pay claims and operating expenses, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of Wind River Barbados, Wind River Bermuda and the U.S. Insurance Operations to pay dividends.

The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the March 31, 2005 ownership percentages.

Surplus Levels

Each company in our U.S. Insurance Operations is required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, each company in our U.S. Insurance Operations capital and surplus are in excess of the prescribed minimum company action level risk-based capital requirements.

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

Net cash was provided by (used for) operating activities for the three months ended March 31, 2005 and 2004 of $21.7 million and $(15.8) million, respectively. Net income before extraordinary gain for the three months ended March 31, 2005 increased by $6.7 million from the same period in 2004. As a result, we were able to realize an increase in cash flows of approximately $37.5 million primarily as a result of the following items: 1) a decrease in gross premiums collected of $2.2 million, offset by a decrease in reinsurance premiums paid of $55.4 million; 2) an increase in gross losses of $32.9 million offset, by an increase in ceded losses of $23.9 million; and 3) an increase in agency commission and operating expense of $6.9 million.

Net cash was used for investing activities for the three months ended March 31, 2005 and 2004 of $143.8 million and $65.9 million, respectively. The increase in cash used for the three months ended March 31, 2005 from the three months ended March 31, 2004 was primarily due to the following items: 1) an additional $100.0 million of purchases of bonds and stocks during the current year; 2) $126.0 million of cash used for the acquisition of Penn-Independent Corporation and Penn-America Group, Inc., net of $67.5 million of cash acquired; and 3) an additional $73.8 million of proceeds from the sale of bonds and stocks in the current year.

Net cash was (used for) provided by financing activities for the three months ended March 31, 2005 and 2004 of $(0.8) million and $7.3 million, respectively. The use of the cash flow for the three months ended March 31, 2005 was primarily due to the repayment of a credit facility of $1.1 million. The source of the cash flow in 2004 was the issuance of 462,500 Class A common shares at a price of $17.00 per share in January 2004, in connection with exercise by the underwriters of the remaining overallotment option related to our initial public offering. Proceeds to

United America Indemnity, net of underwriting discounts of $0.5 million, were $7.3 million.

Liquidity

Each company in our U.S. Insurance Operations and our Non-U.S. Insurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At March 31, 2005, United America Indemnity had cash and cash equivalents of $119.2 million.

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

There are two intercompany pooling agreements in place for the United National Insurance Companies. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the United National Insurance Companies cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained are allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool. To cover the required minimum exposure as of March 31, 2005, the trusts were funded to approximately $311.4 million. It is anticipated that the required funding amount will decline in future periods, which would improve the overall liquidity of the domestic insurance group.

The Penn-America Insurance Companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata among the members of the group. Penn-Star Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premium that are ceded to Penn-Star Insurance Company by the other group members must be collateralized. The state insurance departments that regulate the parties to the intercompany pooling agreements require Penn-Star Insurance Company to place assets on deposit subject to trust agreements for the protection of other group members.

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

Reinsurance premiums ceded by the United National Insurance Companies through January 2005 were paid to Wind River Bermuda and Wind River Barbados. Since Wind River Barbados and Wind River Bermuda are not authorized reinsurers in the United States, the insurance laws and regulations of Pennsylvania, Indiana and Wisconsin require the establishment of reinsurance trusts for the benefit of the United National Insurance Companies. The funding requirement includes the amount due on ceded paid loss and loss adjustment expenses, ceded unearned premium reserves, and ceded loss and loss adjustment reserves. Wind River Bermuda and Wind River Barbados have each established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Subsidiaries in the amount of $143.9 million and $19.4 million, respectively, at March 31, 2005. We invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that each of Wind River Bermuda and Wind River Barbados will have sufficient liquidity to pay claims prospectively.

The Penn-America Insurance Companies have entered into a quota share arrangement with Wind River Bermuda. This reinsurance arrangement resulted in 30% of the Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005 and later being ceded to Wind River Bermuda. This agreement also stipulates that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.

As a result of the cessions to our Non-U.S. Insurance Operations, we expect that in 2005 our U.S. Insurance Operations will have less positive cash flow from operations and our Non-U.S. Insurance Operations will have positive cash flow. This trend may continue for several years after 2005. As mentioned above, we believe our U.S. Insurance Operations have sufficient liquidity to pay claims. We expect our overall cash flow to remain positive. We monitor our portfolios to assure liability and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the maximum exposure per issuer varies as a function of the quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is based on a percentage of our capital and surplus.

Capital Resources

We do not anticipate paying any cash dividends on any of our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.

As a result of our acquisition of Wind River Investment Corporation, senior notes in an aggregate principal amount of $72.8 million, subject to adjustment, were issued to the Ball family trusts, by our subsidiary, Wind River Investment Corporation, as part of the purchase price, which senior notes we have fully and unconditionally guaranteed. These senior notes were amended and restated on November 24, 2003, and have an interest rate of 5.0%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015; however, in certain circumstances, Wind River Investment Corporation is required to make mandatory prepayments on these senior notes on October 1 of each year. Wind River Investment Corporation is only required to make such mandatory prepayments if we have generated “excess cash flow” for the preceding fiscal year. “Excess cash flow” generally means an amount equal to our consolidated net income, less such amounts as our Board of Directors may determine are necessary to: (1) maintain an A.M. Best rating of at least “A” (Excellent) for each of the United National Insurance Companies; (2) make permitted dividend payments; (3) maintain the statutory surplus of the United National Insurance Companies at acceptable levels and (4) provide our U.S. Insurance Operations with adequate levels of working capital. Under the terms of the senior notes, the earliest prepayment date is October 1, 2005 with the Board of Directors’ determination of “excess cash flow” being based on our 2004 results of operations and financial position at the time of the payment. The Board has not yet determined if excess cash flow was generated in 2004.

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

UAI Luxembourg Investment holds promissory notes of $175.0 million and $110.0 million from U.N. Holdings II, Inc., which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $110.0 million note was issued on January 24, 2005. It is anticipated that interest on both notes will be paid yearly. U.N. Holdings II, Inc. has no operations. The ability of U.N. Holdings II, Inc. to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.

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

On May 15, 2003, Penn-America Statutory Trust II, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of floating rate Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows us to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates (“LIBOR”). Distributions of these securities can be deferred for up to five years, but in the event of such deferral, we may not declare or pay cash dividends on our common stock. We guarantee all obligations of Penn-America Statutory Trust II with respect to distributions and payments of these securities.

Proceeds from the sale of these securities by Penn-America Statutory Trust II were used to acquire $15.0 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by Penn-America Group, Inc. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the floating rate Trust Preferred Securities issued by Penn-America Statutory Trust II. The proceeds from these junior subordinated debentures will be used to support growth in our insurance subsidiaries and for general corporate purposes.

On December 4, 2002, Penn-America Statutory Trust I, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of floating rate Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows us to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 400 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, we may not declare or pay cash dividends on our common stock. Penn-America Group, Inc. guarantees all obligations of Penn-America Statutory Trust I with respect to distributions and payments of these securities.

Proceeds from the sale of these securities by Penn-America Statutory Trust I were used to acquire $15.0 million of Floating Rate Junior Subordinated Deferrable Interest Rate Debentures issued by Penn-America Group, Inc. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the floating rate Trust Preferred Securities issued by Penn-America Statutory Trust I. In 2002, Penn-America Group contributed net proceeds of $14.5 million for these junior subordinated debentures to Penn-America Insurance Company to support the business growth in its insurance subsidiaries.

On September 5, 2003, we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company and The AMC Group, L.P.

Commitments

We have commitments in the form of operating leases, obligations to fund limited partnerships, revolving line of credit senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of March 31, 2005, contractual obligations related to United America Indemnity’s commitments were as follows:

		Payment Due by Period
					Subsequent
(Dollars in thousands)	Total	2005	2006 - 2007	2008 - 2009	To 2009
Capital leases (1)	$2,804	$411	$1,096	$1,096	$201
Operating leases (2)	21,722	2,580	5,499	4,861	8,782
Commitments to fund limited partnerships 3)	4,742	4,742	—	—	—
Discretionary demand line of credit (4)	124	31	62	31	—
Senior notes payable to related party (5)	111,705	3,343	7,285	7,285	93,792
Junior subordinated debentures (6)	151,546	3,642	8,471	8,471	130,962
Revolving line of credit	3,112	3,112	—	—	—
Term Loans	2,452	272	658	597	925
Unpaid losses and loss adjustment expenses obligations (7)	2,085,199	513,857	688,267	360,591	522,484

Total	$2,383,406	$531,990	$711,338	$382,932	$757,146

(1)	Penn Independent Group leases its home office facility in Hatboro, Pennsylvania from Irvin Saltzman, father of United America Indemnity’s President, Jon S. Saltzman, and a director of Penn Independent Corporation through January 24, 2005. The lease is accounted for as a capital lease, and management believes that the lease terms are at market rates. Penn-America Group also leases a portion of the building in which Penn Independent Group’s home office facility is located. In connection with the acquisition, we are under a post-closing obligation to either (i) enter into a lease for the Hatboro facility for a term of at least 10 years or (ii) purchase the Hatboro facility and related land on terms to be agreed upon. At this time, we are still exploring both options.

(2)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(3)	We are required to commit additional capital to certain limited partnership investments during future periods. Because the timing of the payments is not specified by the limited partnership agreements, all such commitments are treated as current obligations for the purpose of this table.

(4)	There were no outstanding borrowings against the discretionary demand line of credit as of December 31, 2004. The amounts shown above represent fees due on the amount available for borrowing.

(5)	As a result of the acquisition of Wind River Investment Corporation, senior notes in an aggregate principal amount of approximately $72.8 million, subject to adjustment, were issued to the Ball family trusts, as part of the purchase price by Wind River Investment Corporation, which senior notes we have fully and unconditionally guaranteed. These senior notes were amended and restated effective November 24, 2003, and have an interest rate of 5.0%, which may be paid either in cash or in kind. These senior notes mature on September 5, 2015;

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

(6)	See discussion in Capital Resources.

(7)	See discussion in Liability for Unpaid Losses and Loss Adjustment Expenses.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, including those under “Business-Risk Factors” in our Annual Report on Form 10-K. We

undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are principally exposed to two types of market risk:, interest rate risk and credit risk, which are discussed separately below.

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

As of March 31, 2005, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
(Dollars in thousands)		Market Value
Basis Point Change	Market Value	$	%
(200)	$1,083,888	$74,947	7.4%
(100)	1,047,687	38,746	3.8
No change	1,008,941	—	—
100	950,123	(58,818)	(5.8)
200	943,962	(64,979)	(6.4)

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

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts for collateral. As of March 31, 2005, $700.5 million of collateral was held in trust to support the reinsurance receivables.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our chief executive officer and chief financial officer have concluded that as of March 31, 2005, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in Internal Controls

On January 24, 2005, the Company completed its merger with Penn-America and the acquisition of Penn Independent. We continue to integrate the disclosure and financial reporting processes and related internal controls relating to these entities. Other than the impact of the merger with Penn-America and the acquisition of Penn Independent, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition. With respect to our reinsurance relationships, there is a greater potential for disputes with reinsurers who are in a runoff of their reinsurance operations. Some of our reinsurers are in a runoff of their reinsurance operations, and therefore, we closely monitor those relationships. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an extraordinary general meeting of shareholders on January 24, 2005 (the “Extraordinary Meeting”). At the Extraordinary Meeting, the following matters were voted upon by the Company’s shareholders:

1. To approve the issuance of Class A common shares pursuant to the Agreement and Plan of Merger by and among the Company, U.N. Holdings II, Inc., Cheltenham Acquisition Corp. and Penn-America Group, Inc.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
139,210,854	3,950	1,200	1,190,988

2. To approve the change of name of the Company from United National Group, Ltd. to United America Indemnity, Ltd. and the corresponding amendment to the Company’s memorandum and articles of association.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
140,401,392	3,700	1,900	0

3. To approve by special resolution amendments to articles 135 and 136 of the Company’s articles of association.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
140,381,036	23,606	2,350	0

4A. To approve amendments to paragraph 19 of the by-laws of Wind River Insurance Company (Barbados) Ltd.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
140,381,536	23,606	1,850	0

4B. To approve amendments to bye-laws 135 and 136 of the bye-laws of Wind River Insurance Company, Ltd.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
140,381,486	23,356	2,150	0

4C. To approve amendments to bye-laws 135 and 136 of the bye-laws of Wind River Services, Ltd.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
140,381,236	23,606	2,150	0

5. To approve the adjournment or postponement of the Extraordinary Meeting, if necessary, to solicit additional proxies if there were not sufficient votes for proposal 1, 2, 3, 4A, 4B or 4C.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
136,460,290	3,418,552	528,150	0

Item 6 Exhibits

10.1	Chief Executive Officer Agreement, dated March 11, 2005, by and between the Company and Edward J. Noonan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 17, 2005).

10.2	Amended and Restated Executive Employment Agreement, dated January 1, 2005, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 12, 2005).

10.3	Amended and Restated Executive Agreement, dated January 1, 2005, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K dated April 12, 2005).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant

May 10, 2005	By:	/s/ Edward J. Noonan

Date: May 10, 2005	Edward J. Noonan
Acting Chief Executive Officer

May 10, 2005	By:	/s/ Kevin L. Tate

Date: May 10, 2005	Kevin L. Tate