Form 10-Q
period 2005-06-30
UNITED AMERICA INDEMNITY, LTD
filed 2005-08-09
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
000-50511
Commission File Number
UNITED AMERICA INDEMNITY, LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0417107
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
As of August 5, 2005, the registrant had outstanding 23,746,651 Class A Common Shares and 12,687,500 Class B Common Shares.

1

(1)	On January 24, 2005, we completed our merger with Penn-America Group, Inc., as well as our acquisition of Penn Independent Corporation. In connection with the transactions, our shareholders approved a change in our name from United National Group, Ltd. to United America Indemnity, Ltd. Under purchase accounting rules, our results of operations for the quarter ended June 30, 2005 reflect the addition of Penn-America Group, Inc. and Penn Independent Corporation. Our results for the six months ended June 30, 2005 reflect the addition of Penn-America Group, Inc. and Penn Independent Corporation from January 25, 2005 through June 30, 2005. All prior period results reflect only the results of operations of United America Indemnity.
As used in this quarterly report, unless the context requires otherwise, 1) “United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries; 2) our “U.S. Subsidiaries” refers to U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc., Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations; 3) our “U.S. Insurance Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc.’s subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies; 4) the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company; 5) the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; 6)

the “Agency Operations” refers to Penn Independent Corporation, PIC Holdings, Inc., Penn Independent Financial Services, Inc., Penn Oceanic Insurance Co., Ltd. (Barbados), Residential Underwriting Agency, Inc., Stratus Insurance Services, Inc., Stratus Web Builder, Inc., Apex Insurance Agency, Inc., Apex Insurance Services of Illinois, Inc., Summit Risk Services, Inc., Delaware Valley Underwriting Agency, Inc. (“DVUA”), DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., and DVUA Virginia, Inc.; 7) our “Non-U.S. Subsidiaries” refers to our Non-U.S. Insurance Operations, U.A.I. (Gibraltar) Limited, U.A.I. (Gibraltar) II Limited, the Luxembourg Companies, and Wind River Services, Ltd.; 8) our “Non-U.S. Insurance Operations” refers to the insurance and reinsurance and related operations of Wind River Barbados and Wind River Bermuda; 9) “Wind River Barbados” refers to Wind River Insurance Company (Barbados), Ltd.; 10) “Wind River Bermuda” refers to Wind River Insurance Company, Ltd.; 11) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., and Wind River (Luxembourg) S.ar.l.; 12) “United National Group” refers to our U.S. Insurance Operations, Emerald Insurance Company, and Loyalty Insurance Company (dissolved on December 9, 2004); 13) the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I and Penn-America Statutory Trust II; 14) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; and 15) “$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,044,766 and $575,298)	$1,053,911	$585,385
Preferred shares:
Available for sale securities, at fair value (cost: $7,134 and $4,804)	6,893	5,112
Common shares:
Available for sale securities, at fair value (cost: $53,595 and $34,004)	57,804	37,894
Other invested assets	51,975	53,756

Total investments	1,170,583	682,147

Cash and cash equivalents	149,292	242,123
Accounts receivable	22,941	—
Agents’ balances, net	77,907	47,132
Reinsurance receivables, net	1,428,846	1,531,863
Accrued investment income	11,875	7,141
Federal income taxes receivable	1,183	—
Deferred federal income taxes, net	15,830	28,372
Deferred acquisition costs, net	48,255	29,735
Goodwill	97,955	—
Prepaid reinsurance premiums	46,803	42,623
Other assets	59,108	14,801

Total assets	$3,130,578	$2,625,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,998,390	$1,876,510
Unearned premiums	257,265	152,166
Federal income taxes payable	—	1,943
Amounts held for the account of others	13,757	10,234
Ceded balances payable	27,043	22,698
Insurance premium payable	30,843	—
Payable for securities	6,274	—
Senior notes payable to related party	72,848	72,848
Junior subordinated debentures	61,857	30,929
Notes and loans payable	6,914	—
Other liabilities	40,711	26,056

Total liabilities	2,515,902	2,193,384

Commitments and contingencies (Note 11)	—	—

Minority interest	131	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 23,742,238 and 15,585,653 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	501,400	356,725
Accumulated other comprehensive income	18,776	15,507
Retained earnings	94,365	60,318

Total shareholders’ equity	614,545	432,553

Total liabilities and shareholders’ equity	$3,130,578	$2,625,937

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:

Gross premiums written	$163,902	$88,138	$299,362	$206,076

Net premiums written	$136,294	$68,183	$245,815	$126,800

Net premiums earned	$119,802	$59,396	$221,914	$104,818
Agency commission and fee revenues	10,115	—	16,367	—
Net investment income	11,114	4,417	22,982	8,627
Net realized investment losses	394	463	(222)	393

Total revenues	141,425	64,276	261,041	113,838

Losses and Expenses:
Net losses and loss adjustment expenses	71,221	34,509	134,818	63,779
Acquisition costs and other underwriting expenses	37,033	19,286	68,148	30,610
Agency commission and operating expenses	10,174	—	17,093	—
Corporate and other operating expenses	2,507	1,488	4,473	2,958
Interest expense	2,180	1,394	4,096	2,709

Income before income taxes	18,310	7,599	32,413	13,782
Income tax expense (benefit)	145	(470)	226	(1,126)

Net income before minority interest and equity in net income of partnerships	18,165	8,069	32,187	14,908
Minority interest, net of taxes	(23)	—	9	—
Equity in net income of partnerships	314	38	425	617

Net income before extraordinary gain	18,456	8,107	32,621	15,525
Extraordinary gain	—	—	1,426	—

Net income	$18,456	$8,107	$34,047	$15,525

Per share data:

Net income before extraordinary gain:
Basic	$0.51	$0.29	$0.92	$0.55

Diluted	$0.50	$0.28	$0.91	$0.54

Extraordinary gain:
Basic	$—	$—	$0.04	$—

Diluted	$—	$—	$0.04	$—

Net income:
Basic	$0.51	$0.29	$0.96	$0.55

Diluted	$0.50	$0.28	$0.95	$0.54

Weighted-average number of shares outstanding:
Basic	36,392,539	28,257,184	35,331,277	28,238,564

Diluted	37,045,044	28,823,086	36,015,474	28,854,740

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$18,456	$8,107	$34,047	$15,525

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	13,927	(11,544)	2,332	(5,768)
Less: Reclassification adjustment for gains (losses) included in net income	(498)	464	(1,030)	173

Other comprehensive income (loss), before tax	14,425	(12,008)	3,362	(5,941)
Income tax expense (benefit) related to items of other comprehensive income	3,584	(4,084)	93	(2,359)

Other comprehensive income (loss), net of tax	10,841	(7,924)	3,269	(3,582)

Comprehensive income, net of tax	$29,297	$183	$37,316	$11,943

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Six Months Ended	Year Ended
	June 30, 2005	December 31, 2004
Common shares:
Number at beginning of period	28,273,153	27,802,503
Class A common shares issued in merger	7,930,536	—
Class A common shares issued (retired) under share incentive plans	201,935	(200)
Class A common shares issued in IPO	—	462,500
Class A common shares issued to directors	24,114	8,350

Number at end of period	36,429,738	28,273,153

Common shares:
Balance at beginning of period	$3	$3
Class A common shares issued	1	—

Balance at end of period	$4	$3

Additional paid-in capital:
Balance at beginning of period	$356,725	$347,487
Contributed capital from Class A common shares issued	142,439	7,312
Other	2,236	1,926

Balance at end of period	$501,400	$356,725

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$15,507	$10,031
Other comprehensive income	3,269	5,476

Balance at end of period	$18,776	$15,507

Retained earnings:
Balance at beginning of period	$60,318	$23,271
Net income	34,047	37,047

Balance at end of period	$94,365	$60,318

Total shareholders’ equity	$614,545	$432,553

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:

Net income	$34,047	$15,525
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of debt issuance costs	90	90
Amortization and depreciation	882	—
Restricted stock expense	2,155	242
Extraordinary gain	(1,426)	—
Deferred federal income taxes	(1,178)	(1,448)
Amortization of bond premium and discount, net	3,290	1,499
Net realized investment losses	222	(393)
Equity in net earnings of partnerships	(703)	(617)
Changes in:
Agents’ balances	(9,185)	14,859
Account receivables	14,179	—
Reinsurance receivables	146,925	63,820
Unpaid losses and loss adjustment expenses	(113,312)	(63,824)
Unearned premiums	20,821	(22,584)
Ceded balances payable	(2,984)	(32,880)
Insurance premiums payable	(15,036)	—
Other liabilities	(2,478)	(8,877)
Amounts held for the account of others	3,400	(3,433)
Contingent commissions	(2,334)	(824)
Federal income tax receivable	(1,577)	(1,088)
Prepaid reinsurance premiums	3,079	44,564
Deferred acquisition costs, net	(19,012)	(11,573)

Other — net	525	(1,908)

Net cash provided by (used for) operating activities	60,390	(8,850)

Cash flows from investing activities:
Proceeds from sale of bonds and stocks	168,368	385,792
Proceeds from maturity of bonds	27,379	3,200
Proceeds from sale of other invested assets	5,914	587
Purchase of bonds and stocks	(295,069)	(443,484)
Purchase of other invested assets	(148)	(989)
Acquisition of business, net of cash acquired	(58,529)	—

Net cash used for investing activities	(152,085)	(54,894)

Cash flows from financing activities:
Net proceeds from IPO of common shares	—	7,312
Borrowing under credit facility	1,954	—
Repayments of credit facility	(2,583)	—
Dividends paid to minority shareholders	(22)	—
Capital lease obligations	(149)	—
Change in debt	(336)	—

Net cash (used for) provided by financing activities	(1,136)	7,312

Net change in cash and cash equivalents	(92,831)	(56,432)
Cash and cash equivalents at beginning of period	242,123	214,796

Cash and cash equivalents at end of period	$149,292	$158,364

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Principles of Consolidation and Basis of Presentation
United America Indemnity, Ltd. (“United America Indemnity” or the “Company”), was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. On January 24, 2005, the Company changed its name from United National Group, Ltd. to United America Indemnity, Ltd. The Company’s Class A common stock is publicly traded on the NASDAQ National Market. On March 14, 2005, the Company changed its trading symbol on the NASDAQ National Market from “UNGL” to “INDM.”
The consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries, Wind River Insurance Company (Barbados) Ltd. (“Wind River Barbados”), U.A.I. (Gibraltar) Limited, U.A.I. (Gibraltar) II Limited, U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., Wind River (Luxembourg) S.ar.l., Wind River Insurance Company, Ltd. (“Wind River Bermuda”), Wind River Services, Ltd., U.N. Holdings II, Inc., U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc. (“AIS”), American Insurance Adjustment Agency, Inc. (“AIAA”), International Underwriters, LLC. (“IUI”), United National Insurance Company (“UNIC”), Penn Independent Corporation (“PIC”), PIC Holdings, Inc. (“PIC Holdings”), Residential Underwriting Agency, Inc., Delaware Valley Underwriting Agency, Inc., DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., DVUA Virginia, Inc., Penn Oceanic Insurance Company, Ltd., Penn Independent Financial Services, Inc., Apex Insurance, Inc., Apex Insurance Services of Illinois, Inc., Summit Risk Services Inc., Stratus Insurance Services, Inc., Stratus Web Builder, Inc., Penn-America Group, Inc., Penn-America Insurance Company, Penn-Star Insurance Company, Penn Patriot Insurance Company, Diamond State Insurance Company (“Diamond State”), United National Specialty Insurance Company (“United National Specialty”), United National Casualty Insurance Company (“United National Casualty”), J.H. Ferguson & Associates, LLC (“J.H. Ferguson”), Emerald Insurance Company, and Loyalty Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements as of June 30, 2005 and for the quarter and six months ended June 30, 2005 and 2004 are unaudited, but in the opinion of management have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the quarter and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results of a full year. The accompanying notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K.
The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“United National Capital Trust I”), United National Group Capital Statutory Trust II (“United National Statutory Trust II”), Penn-America Statutory Trust I (“Penn America Statutory Trust I) and Penn-America Statutory Trust II (“Penn America Statutory Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The Company’s business trust subsidiaries have issued $60.0 million in floating rate capital securities (“Trust Preferred Securities”) and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Certain prior period amounts have been reclassified to conform to the current period presentation.
Description of Business
The Company offers two general classes of insurance products. These two classes of products are property and general liability insurance and professional liability insurance. Collectively, the U.S. Insurance Operations are licensed in all 50 states and the District of Columbia. The Non-U.S. Insurance Operations are licensed in Bermuda and Barbados, and Wind River Bermuda is eligible to write surplus lines business in certain U.S. jurisdictions.
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
Acquisition of Penn Independent Corporation
On January 24, 2005, the Company acquired 100% of the voting equity interest of Penn Independent Corporation (together with its subsidiaries, “Penn Independent Group”), a wholesale broker of commercial insurance for small and middle market businesses, public entities, and associations, from Penn Independent Group’s shareholders for $98.5 million in cash. Penn Independent Group also owns, through its wholly owned subsidiary PIC Holdings, Inc., 30.5% of the voting equity interest of Penn-America Group, Inc. Upon the acquisition of Penn Independent Group, the Company also indirectly acquired Penn Independent Group’s shares of Penn-America Group, Inc. common stock. Penn Independent Group’s results of operations are included in the Company’s results of operations subsequent to the date of the acquisition. In accordance with the terms of the acquisition, $6.0 million of the purchase price was placed in escrow on January 24, 2005 to secure potential indemnification for pre-closing taxes and damages resulting from breach of warranties, representations or covenants due to the Company under the terms of the stock purchase agreement between the Company, Penn Independent Corporation, its former principal shareholders and Irvin Saltzman. Funds escrowed were or will be released to Irvin Saltzman in $2.0 million installments net of any claims filed by the Company on July 24, 2005, January 24, 2006 and July 24, 2006. The Company has filed no claims under the escrow agreement to date.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The $98.5 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Penn
Independent
Group
Assets:
Investment in 30.5% of Penn-America Group, Inc. Class A common stock	$65,440
Other investments and cash	23,697
Premium receivable	37,124
Accrued investment income	21
Federal income taxes receivable	1,157
Intangible assets	2,695
Capital lease	1,222
Other assets	1,899

Total	133,255

Liabilities:
Insurance premiums payable	47,162
Deferred federal income taxes, net	6,944
Federal income taxes payable	224
Other liabilities	8,467
Notes and loans payable	5,703

Total	68,500

Minority interest	431

Estimated fair value of net assets acquired	64,324

Purchase price	98,540

Goodwill	$34,216

The transaction was accounted for using the purchase method of accounting. In connection with the acquisition of Penn Independent Group, the assets and liabilities acquired by the Company were adjusted to estimated fair value. The $34.2 million excess of cash and acquisition costs over the estimated fair value of assets acquired was recognized as goodwill. The final valuation of the assets and liabilities acquired has not yet been completed. This final valuation will be completed by January 24, 2006.
Acquired intangible assets of $2.7 million were as follows:

	January 24, 2005
		Estimated
(Dollars in thousands)	Amount	Useful Life
Tradenames	$430	Indefinite
Agency relationships	1,830	12 years
Customer contracts	435	3 years

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
The Company’s primary reasons for the merger were to: 1) strengthen its position in the highly competitive specialty property and casualty insurance industry; 2) achieve enhanced growth opportunities arising from a balanced business model, improved financial flexibility, and strong cash flow; and 3) achieve a financial base and scale capable of delivering enhanced value to customers.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In connection with the merger with Penn-America Group, Inc., the acquisition of Penn Independent Corporation, and the transactions with individual shareholders on January 24, 2005, the $235.8 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investments and cash	$431,850
Agents’ balances	22,881
Reinsurance receivables	43,908
Accrued investment income	3,527
Prepaid reinsurance premiums	7,259
Intangible assets	37,430
Capital lease	1,398
Other assets	1,695

Total	549,948

Liabilities:
Unpaid losses and loss adjustment expenses	235,192
Unearned premiums	84,278
Income tax payable	810
Deferred federal income taxes	6,896
Ceded balances payable	7,329
Contingent commissions	6,787
Junior subordinated debentures	30,928
Capitalized lease obligation	1,089
Other liabilities	4,562

Total	377,871

Estimated fair value of net assets acquired	172,077

Purchase price of Penn-America Group, Inc. common shares acquired through the merger	165,538
Purchase price of Penn-America Group, Inc. common shares acquired through Penn Independent Corporation acquisition	65,440
Purchase price of Penn-America Group, Inc. common shares acquired from private individuals	4,838

Total purchase price	235,816

Goodwill	$63,739

The transaction was accounted for using the purchase method of accounting. In connection with the merger with Penn-America Group, the assets and liabilities acquired by the Company were adjusted to estimated fair value. The $63.7 million excess of cash, fair value of United America Indemnity’s Class A common shares exchanged, other consideration, and acquisition costs over the estimated fair value of the net assets acquired was recognized as goodwill. The final valuation of the assets and liabilities acquired has not yet been completed. This final valuation will be completed by January 24, 2006.
Acquired intangible assets of $37.4 million were as follows:

	January 24, 2005
		Estimated Useful
(Dollars in thousands)	Amount	Life
Tradenames	$16,140	Indefinite
Agency relationships	14,790	12 years
State insurance licenses	6,000	Indefinite
Software technology	500	3 years

	$37,430

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As a result of the purchase price allocation, as disclosed above in Note 2, all of Penn Independent Corporation’s and Penn-America Group, Inc.’s investments at January 24, 2005 were adjusted to their fair value on that date. Therefore, the book value of all Penn Independent Corporation’s and Penn-America Group, Inc.’s investments on January 24, 2005 were adjusted to fair value prospectively for the Company.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security where the fair value is below its cost. Upon identification of such securities, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed and (5) changes in laws or regulations have affected an issuer or industry.
The amount of any write-down is included in earnings as a realized loss in the period in which the impairment arose.
For equity securities, a decline in value is other than temporary if an unrealized loss has either (1) persisted for more than 12 continuous months or, (2) the value of the investment has been 20% or more below cost for six continuous months or more. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value.
During the quarter and six months ended June 30, 2005, the Company recorded realized investment losses for other than temporary impairments of $0.1 million and $0.1 million, respectively, on its common stock portfolio. There were no realized investment losses for other than temporary impairments for the quarter and six months ended June 30, 2004 as a result of the Company’s other than temporary impairment evaluation.
Fair value is defined as the amount at which the instrument could be exchanged in a current transaction with willing parties. The fair values of the Company’s investments in bonds and stocks are determined on the basis of quoted market prices. The Company also holds other invested assets, including investments in several limited partnerships, which were valued at $52.0 million and $53.8 million as of June 30, 2005 and December 31, 2004, respectively. Several of these partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of June 30, 2005 and December 31, 2004, the Company’s other invested assets portfolio included $16.8 million and $20.4 million, respectively, in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of June 30, 2005, the Company holds a single derivative instrument, an interest rate swap. In accordance with SFAS 133, the interest rate swap is designated as a cash flow hedge, and is recorded on the balance sheet at fair value. Changes in fair value are recorded in other comprehensive income (loss) and are reclassified to net income when impacted by the variability of the cash flow of the hedged item.
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
By using derivative instruments, the Company is exposed to credit risk based on current market conditions and potential payment obligations between the Company and its counterparty. The Company has entered into the interest rate swap with a high quality counterparty, which is rated “A1” by Moody’s Investors Service Inc. (“Moody’s). The Company’s interest rate swap contract is governed by an International Swaps and Derivatives Association Master Agreement, and includes provisions that require collateral to be pledged by the Company or its counterparty if the current value of the interest rate swap exceeds certain thresholds. As of June 30, 2005, no collateral was held by the Company’s counterparty.
Valuation of Agents’ Balances and Accounts Receivable
The Company evaluates the collectibility of agents’ balances and accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific agent’s inability to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed to be collectible. No such instances occurred in the quarter or six months ended June 30, 2005. For all remaining balances, allowances are recognized for bad debts based on historical statistics of the length of time the receivables are past due. The allowance for bad debts was $0.2 million and $0 million as of June 30, 2005 and December 31, 2004, respectively. Net recoveries of bad debts written off were $.02 million and $.03 million for the quarter and six months ended June 30, 2005, respectively.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Goodwill and Intangible Assets
Effective July 1, 2001, the Company’s predecessor adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, the Company recorded $98.0 million of goodwill as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc.
In accordance with SFAS 142, the Company tests for impairment of goodwill and other indefinite lived assets at least annually. No impairment of goodwill or other indefinite lived assets was recognized for the quarter or six months ended June 30, 2005.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. No impairments of intangible assets that are not deemed to have indefinite life were recognized in the quarter or six months ended June 30, 2005.
As of June 30, 2005, intangible assets are as follows:

(Dollars in thousands)			Accumulated
Description	Life	Cost	Amortization	Net
Tradenames	Indefinite	$16,570	$—	$16,570
Agency relationships	12 years	16,620	604	16,016
State insurance licenses	Indefinite	6,000	—	6,000
Software technology	3 years	500	73	427
Customer contracts	3 years	435	6	429

		$40,125	$683	$39,442

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
Insurance Premium Payables
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In accordance with FIN 46, the Company is not permitted to consolidate the Company’s business trust subsidiaries, which in the aggregate issued $60.0 million of Trust Preferred Securities and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at June 30, 2005.
Revenue Recognition
Premiums written are recognized as earned ratably over the terms of the respective policies.
Commissions earned by the Agency Operations are recognized at the underlying issued policy effective date. Contingent profit commissions received by the Agency Operations are based on the claims experience of the policies underwritten for insurance companies and are recognized in the period received. Upon the acquisition of Penn Independent Corporation, the fair value of its contingent commissions received after January 24, 2005 related to business written prior to the acquisition date was recognized as a reduction of goodwill.
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
Extraordinary Gain
The extraordinary gain of $1.4 million for the six months ended June 30, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Company’s acquisition of Wind River Investment Corporation, which are currently considered to be deductible for federal tax purposes.
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
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises the

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
In May 2005, SFAS 154 “Accounting Changes and Error Corrections” (“SFAS 154”), replaced APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changed the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
Opinion 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.
SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate effected by a change in an accounting principle.
4. Investments
Certain cash balances, cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair market value of bonds available for sale and on deposit or held in trust were as follows as of June 30, 2005 and December 31, 2004:

(Dollars in thousands)	Estimated Fair Value
	June 30, 2005	December 31, 2004
On deposit with governmental authorities	$42.4	$30.1
Intercompany trust held for the benefit of U.S. Subsidiaries	494.5	405.6
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5.7	5.5

Total	$542.6	$441.2

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The cost and estimated fair value of investments classified as available for sale were as follows as of June 30, 2005 and December 31, 2004:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2005
Bonds:
Obligations of states and political subdivisions	$404,143	$8,113	$(600)	$411,656
Mortgage-backed securities	224,372	1,159	(858)	224,673
U.S. treasury and agency obligations	199,972	1,347	(1,535)	199,784
Corporate notes	216,279	2,715	(1,196)	217,798

Total bonds	1,044,766	13,334	(4,189)	1,053,911
Common stock	53,595	5,628	(1,419)	57,804
Preferred stock	7,134	193	(434)	6,893

Total	$1,105,495	$19,155	$(6,042)	$1,118,608

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2004
Bonds:
Obligations of states and political subdivisions	$299,525	$8,700	$(315)	$307,910
Mortgage-backed securities	52,690	456	(3)	53,143
U.S. treasury and agency obligations	163,108	285	(979)	162,414
Corporate notes	59,975	2,215	(272)	61,918

Total bonds	575,298	11,656	(1,569)	585,385
Common stock	34,004	4,338	(448)	37,894
Preferred stock	4,804	418	(110)	5,112

Total	$614,106	$16,412	$(2,127)	$628,391

The Company held no debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at June 30, 2005 or December 31, 2004.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2005:

				Gross Unrealized Losses
	Number		Cost or		Six	Between	Greater
	of	Fair	Amortized		Months or	Seven Months	than
(Dollars in thousands)	Securities	Value	Cost	Total	Less	and One Year	One Year
Bonds	325	$476,715	$480,537	$4,189	$2,512	$500	$1,177
Preferred Stock	18	3,606	3,870	434	353	81	—
Common Stock	68	17,816	19,235	1,419	952	467	—

				$6,042	$3,817	$1,048	$1,177

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by the Company as of June 30, 2005, concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of footnote 3 of the “Summary of Significant Accounting Policies”.
During the quarter and six months ended June 30, 2005, the Company recorded other than temporary losses of $0.1 million on its common stock portfolio. There were no realized losses recorded for the quarter or six months ended June 30, 2004 as a result of the Company’s other than temporary impairment evaluation.
The amortized cost and estimated fair value of bonds classified as available for sale at June 30, 2005, by contractual

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$32,237	$32,015
Due after one year through five years	298,239	296,827
Due after five years through ten years	242,821	245,994
Due after ten years	246,297	253,601
Mortgage-backed securities	225,172	225,474

	$1,044,766	$1,053,911

There were no investments in bonds that were non-income producing for the quarters or six month periods ended June 30, 2005 and 2004.
5. Reinsurance
The Company cedes insurance to unrelated insurers on a pro rata and excess of loss basis in the ordinary course of business to limit its net loss exposure. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer. Moreover, reinsurers may fail to pay us due to a lack of reinsurer liquidity, perceived improper underwriting, losses for risks that are excluded from reinsurance coverage, and other similar factors, all of which could adversely affect the Company’s financial results.
As a result of the Company’s quarterly review of its unpaid loss and loss adjustment expenses and related reinsurance receivables, the Company reduced unpaid loss and loss adjustment expenses and reinsurance receivables by $79.2 million. Also during the quarter ended June 30, 2005, the Company decreased its estimates of discounting/risk margin purchase adjustments by $27.3 million. These adjustments had no impact on the net income of the Company during the three and six month periods ended June 30, 2005.
At June 30, 2005 and December 31, 2004, the Company carried reinsurance receivables of $1,428.8 million and $1,531.9 million, respectively. These amounts are net of Wind River purchase accounting adjustments of $22.1 million and $49.4 million, respectively, arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustments have decreased to $22.1 million as of June 30, 2005 and both will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million estimate of uncollectible reinsurance at the time of the acquisition has been subsequently reduced to $28.7 million at both June 30, 2005 and December 31, 2004, primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At June 30, 2005 and December 31, 2004, the Company held collateral securing its reinsurance receivables of $695.8 million and $705.6 million, respectively. Reinsurance receivables, net of collateral held, were $733.0 million and $826.3 million at June 30, 2005 and December 31, 2004, respectively.
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
In 2005, the Non-U.S. Insurance Operations commenced offering reinsurance to Penn-America Insurance Companies through a quota share arrangement. This reinsurance arrangement resulted in 30% of Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
being ceded to Wind River Bermuda, an affiliated company. The agreement also stipulates that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.
Effective January 1, 2005, Wind River Barbados entered into a quota share reinsurance agreement with Wind River Bermuda. Under the terms of this reinsurance agreement, Wind River Barbados assumed 35% of Wind River Bermuda’s net retained insurance liability on losses occurring on or after January 1, 2005 on all new and renewal insurance and reinsurance business effective on or after January 1, 2005.
Effective June 1, 2005, UN Holdings II, Inc., on behalf of the United National Insurance Companies and the Penn-America Insurance Companies, purchased catastrophe reinsurance from various unrelated reinsurers providing coverage for catastrophic events. This new reinsurance agreement provides per occurrence protection of $25.0 million in excess of $5.0 million Separately, the Penn-America Insurance Companies purchased underlying reinsurance coverage of $3.0 million in excess of $2.0 million per occurrence. The United National Insurance Companies continue to be covered by underlying reinsurance coverage of $2.0 million in excess of $3.0 million per occurrence.
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
U.N. Holdings II, Inc. and its subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns.
U.A.I. (Gibraltar) Limited and U.A.I. (Gibraltar) II Limited are tax exempt companies in Gibraltar subject to a tax exempt certificate issued by the Gibraltar authorities. They are therefore exempt from all Gibraltar taxes and gains made by the Company.
The Luxembourg subsidiaries of the Company are subject to income taxes imposed by the Grand Duchy of Luxembourg and file Luxembourg tax returns. In addition, the Gibraltar shareholders of the Luxembourg companies would be subject to Luxembourg capital gains tax on a sale of the Luxembourg companies in which they hold a participation in the nominal paid up share capital of more than 10%, unless their holding period in the shares was at least 6 months.
The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.
The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes for the quarter ended June 30, 2005 of $18.3 million represents $14.2 million from the Non-U.S. Subsidiaries and $4.1 million from the U.S. Subsidiaries. The Company’s income before income taxes for the six months ended June 30, 2005 of $32.4 million represents $26.5 million from the Non-U.S. Subsidiaries and $5.9 million from the U.S. Subsidiaries. The following table summarizes the differences between the tax provision under APB 28 “Interim

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Financial Reporting” for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended		Quarter Ended
	June 30, 2005		June 30, 2004
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$1,448	7.9%	$310	4.1%
Adjustments:
Tax exempt interest	(1,308)	(7.1)	(1,123)	(14.8)
Dividend exclusion	(75)	(0.4)	(31)	(0.4)
Non-resident withholding	—	—	145	1.9
Other	80	0.4	229	3.0

Actual Taxes	$145	0.8%	$(470)	(6.2%)

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$2,079	6.4%	$758	5.5%
Adjustments:
Tax exempt interest	(2,561)	(7.9)	(2,338)	(17.0)
Dividend exclusion	(156)	(0.5)	(68)	(0.5)
Non-resident withholding	—	—	289	2.1
Other	864	2.7	233	1.7

Actual Taxes	$226	0.7%	$(1,126)	(8.2%)

In the six months ended June 30, 2005, the Company recognized an extraordinary gain of $1.4 million for tax benefits derived from acquisition costs included as a reduction in equity as a result of the Company’s acquisition of Wind River Investment Corporation, that have been or will be deducted in the future from income for federal tax purposes. The Company did not recognize any extraordinary gains for the quarter ended June 30, 2005.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Liability for Unpaid Losses and Loss Adjustment Expenses
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Unpaid losses and loss adjustment expenses at beginning of period	$2,085,199	$2,036,072	$1,876,510	$2,059,760
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,525,782	1,719,412	1,531,896	1,745,737

Net balance at beginning of period	559,417	316,660	344,614	314,023
Plus unpaid losses and loss adjustment expenses acquired as a result of the merger (1)	—	—	235,192	—
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger (1)	—	—	43,908	—

Unpaid losses and loss adjustment expense subtotal	559,417	316,660	535,898	314,023

Incurred losses and loss adjustment expenses related to:
Current year	71,221	34,509	134,818	63,779
Prior years	—	—	—	—

Total incurred losses and loss adjustment expenses	71,221	34,509	134,818	63,779

Paid losses and loss adjustment expenses related to:
Current year	11,469	3,705	14,293	5,938
Prior years	34,782	21,221	72,036	45,621

Total paid losses and loss adjustment expenses	46,251	24,926	86.329	51,559

Net balance at end of period	584,387	326,243	584,387	326,243
Plus gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,414,003	1,669,693	1,414,003	1,669,693

Unpaid losses and loss adjustment expenses at end of period	$1,998,390	$1,995,936	$1,998,390	$1,995,936

(1)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Insurance Group.
During the quarter or six months ended June 30, 2005, there were no net incurred losses and loss adjustment expenses attributable to insured events of prior years. However, as a result of the Company’s quarterly review of its unpaid loss and loss adjustment expenses and related reinsurance receivables, the Company reduced unpaid loss and loss adjustment expenses and reinsurance receivables by $79.2 million. Also during the quarter ended June 30, 2005, the Company decreased its estimates of discounting/risk margin purchase adjustments by $27.3 million. These adjustments had no impact on the net income of the Company during the quarter or six month period ended June 30, 2005.
The Penn-America Insurance Companies also reduced their estimate for unpaid losses and loss adjustment expenses for the property lines of business by $2.8 million relating primarily to accident year 2004. This decrease was offset by a $2.8 million increase in the Company’s estimate for unpaid loss and loss adjustment expenses for the liability lines of business. These changes in estimates to the property and liability lines of business resulted in an decrease to the 2004 accident year by $6.5 million which was offset by an increase of $6.5 million to relating primarily to accident years 1996 to 2001. These changes in estimates had no impact on the net income of the Company during the quarter or six month period ended June 30, 2005.
In 2003, Penn-America Insurance Companies received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued each with a $0.5 million indemnity policy aggregate limit of liability. At June 30, 2005, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.
8. Junior Subordinated Debentures
The junior subordinated debentures described below were assumed by the Company in its merger with Penn-America Group, Inc.
On May 15, 2003, Penn-America Statutory Trust II, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates (“LIBOR”). Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn-America Statutory Trust II with respect to distributions and payments of these securities.
Proceeds from the sale of the Trust Preferred Securities of $15.0 million and $0.5 million of floating rate common securities issued to Penn-America Group, Inc. by Penn-America Statutory Trust II were used to acquire $15.5 million of floating rate junior subordinated deferrable interest rate debentures issued by Penn-America Group, Inc. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by Penn-America Statutory Trust II. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.
On December 4, 2002, Penn-America Statutory Trust I, a business trust subsidiary formed by Penn-America Group, issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 400 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn-America Statutory Trust I with respect to distributions and payments of these securities.
Proceeds from the sale of Trust Preferred Securities of $15.0 million and $0.5 million of floating rate common securities issued to Penn-America Group, Inc. by Penn-America Statutory Trust I were used to acquire $15.5 million of floating rate junior subordinated deferrable interest rate debentures issued by the Company. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by Penn-America Statutory Trust I. In 2002, Penn-America Group, Inc. contributed net proceeds of $14.5 million for these junior subordinated debentures to Penn-America Insurance Company to support the business growth in its insurance subsidiaries.
9. Notes and Loans Payable
Notes Payable
Notes payable and term loans assumed through the acquisition of Penn Independent Corporation is comprised of a $4.5 million revolving line of credit which expires on November 15, 2005, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amount due on the line of credit as of June 30, 2005 is $3.0 million.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company has agreed to a pledge agreement granting the bank a first priority perfected lien on a money market deposit account of United National Insurance Company at the bank. This account shall always have on deposit the $4.5 million required by the pledge agreement. The Company has also agreed to a security agreement granting the bank a first priority perfected lien on finance receivables of Penn Independent Financial Services, Inc. Interest expense resulting from the line of credit was $0.04 million and $0.06 million for the quarter and six months ended June 30, 2005, respectively.
On July 20, 2005, U.N. Holdings II, Inc. sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, U.N. Holdings II, Inc. is required to prepay $18.0 million of the principal amount. On July 20, 2015, U.N. Holdings II, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.
In conjunction with the issuance of these new senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that U.N. Holdings II, Inc. is estimated to incur under the new senior notes. It is anticipated that the total amount of these payments of approximately $1.3 million will be recorded as a gain on the early extinguishment of debt.
Loans Payable
Loans payable as of June 30, 2005 are comprised of the following:

(Dollars in thousands)		June 30, 2005
Loans payable, former shareholder of subsidiary	(1)	$701
Loans payable, former shareholder of subsidiary	(2)	943
Loans payable, former shareholder of subsidiary	(3)	1,921
Loans payable, vendor	(4)	7
Loans payable, vendor	(5)	40
Loans payable, minority shareholder of subsidiary	(6)	277

		$3,889

(1)	Loan payable, to former shareholder of subsidiary, due in monthly principal installments of $6,870, plus interest at a fixed rate of 4.5%. This loan matures on December 1, 2013.

(2)	Loan payable, to former shareholder of subsidiary, due in monthly principal installments of $9,242, plus interest at a fixed rate of 4.5%. This loan matures on December 1, 2013.

(3)	Loan payable, to former minority shareholder of subsidiary, due in monthly principal and interest installments of $23,715 at a fixed rate of 4.0%. This loan matures on March 1, 2012.

(4)	Loan payable due to a vendor in monthly principal installments of $930. This loan is non-interest bearing and matures on February 16, 2006. Automotive equipment is held as collateral.

(5)	Loan payable due to a vendor in fixed monthly installments of $767, including interest at a fixed rate of 5.59%. This loan matures on May 24, 2010. Automotive equipment is held as collateral.

(6)	Loan payable, to minority shareholder of subsidiary, due in monthly principal installments of $5,333, plus interest at a fixed rate of 4.5%. This loan matures on September 1, 2009.
Interest expense related to loans payable was $0.04 million and $0.05 million for the quarter and six months ended June 30, 2005, respectively.
10. Related Party Transactions
In connection with the merger with Penn-America Group, Inc. and the acquisition of Penn Independent Corporation, the Company paid a $6.0 million transaction fee to Fox Paine & Company, LLC. Fox Paine & Company beneficially owns shares having approximately 85.4% of the Company’s total share voting authority.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Penn Independent Corporation leases its home office facility in Hatboro, Pennsylvania from Irvin Saltzman, father of United America Indemnity’s President, Jon S. Saltzman, and a director of Penn Independent Corporation through January 24, 2005. The lease is accounted for as a capital lease, and management believes that the lease terms are at market rates. Penn-America Group also leases a portion of the building in which Penn Independent Corporation’s home office facility is located. Capital lease obligations on these leases was $1.8 million as of June 30, 2005. In connection with the acquisition, the Company is under a post-closing obligation to either (i) enter into a lease for the Hatboro facility for a term of at least 10 years or (ii) purchase the Hatboro facility and related land on terms to be agreed upon. At this time, the Company is still exploring both options.
The following describes the minority equity interests in the Penn Independent subsidiaries:
On February 24, 1993, Apex Insurance Agency, Inc. issued ten shares of common stock to a minority shareholder. In April 2005, Apex Insurance Agency, Inc. issued a note payable for $1.7 million, due in equal installments over 84 months, to repurchase the ten shares of common stock it issued to the minority shareholder and to meet certain contracted compensation arrangements. As of June 30, 2005, PIC Holdings owns 100% of the outstanding common stock of Apex Insurance Agency, Inc.
On December 22, 2003, Stratus Insurance Services, Inc. entered into a shareholders’ agreement with two minority shareholders issuing ten shares to each shareholder. As of June 30, 2005, these minority shareholders owned 20.0% of the outstanding shares of Stratus Insurance Services, Inc. As of June 30, 2005, PIC Holdings owned 80.0% of the outstanding common stock of Stratus Insurance Services, Inc. Minority interest as of June 30, 2005 was $0.05 million.
On October 15, 2004, DVUA Massachusetts, Inc. entered into a shareholders’ agreement with a minority shareholder issuing twenty shares. As of June 30, 2005, the minority shareholder owned 20.0% of the outstanding shares of DVUA Massachusetts, Inc. As of June 30, 2005, PIC Holdings owned 80.0% of the outstanding common stock of DVUA Massachusetts Agency, Inc. Minority interest as of June 30, 2005 was $0.08 million.
In accordance with the terms of the acquisition of Penn Independent Corporation, $6.0 million of the purchase price was placed in escrow on January 24, 2005 to secure potential indemnification for pre-closing taxes and damages resulting from breach of warranties, representations or covenants due to the Company under the terms of the stock purchase agreement between the Company, Penn Independent Corporation, its former principal shareholders and Irvin Saltzman. Funds escrowed were or will be released to Irvin Saltzman in $2.0 million installments net of any claims filed by the Company on July 24, 2005, January 24, 2006 and July 24, 2006. The Company has filed no claims under the escrow agreement to date.
11. Commitments and Contingencies
Capital Leases
The Company has lease agreements for the main offices of Penn-America Group, Inc. and Penn Independent Corporation, which are accounted for as capital leases. Interest is payable at 8.5% on the outstanding principal balance. The total of future minimum payments under capital lease obligations as of June 30, 2005 is $2.7 million, which is comprised of interest of $0.9 million and the present value of net minimum payments of $1.8 million. In connection with the acquisition, the Company is under a post-closing obligation to either (i) enter into a lease for the Hatboro facility for a term of at least 10 years or (ii) purchase the Hatboro facility and related land on terms to be agreed upon. At this time, the Company is exploring both options.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Property under capital leases is comprised of the following:

	June 30, 2005
		Accumulated
(Dollars in thousands)	Cost	Amortization	Net
Office facility	$2,621	$74	$2,547
Amortization of $0.04 million and $0.07 million has been recorded on property under capital leases for the quarter and six months ended June 30, 2005, respectively.
Lease Commitments
Total rental expense under operating leases for the quarters ended June 30, 2005 and 2004 aggregated $0.9 million, and $0.6 million, respectively and for the six month periods ended June 30, 2005 and 2004 aggregated $1.8 million and $1.2 million, respectively. At June 30, 2005, future minimum payments under non-cancelable capital and operating leases were as follows:

(Dollars in thousands)
2005	$2,403
2006	3,344
2007	2,758
2008	2,865
2009 and thereafter	11,481

Total	$22,851

Legal Proceedings
The Insurance Operations and the Agency Operations are, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on the Company’s business, results of operations or financial condition.
There is a greater potential for disputes with reinsurers who are in a runoff of their reinsurance operations. Some of the Company’s reinsurers are in a runoff of their reinsurance operations, and therefore, the Company closely monitors those relationships. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.
12. Shareholders’ Equity
In connection with the merger with Penn-America Group, Inc., the Company issued 7.9 million Class A common shares valued at $141.9 million and issued options to purchase 0.2 million shares and 0.3 million shares with a fair value of $0.0 million and $1.6 million in the quarter and six months ended June 30, 2005, respectively. The Company accrued awards under the share incentive plan of $0.4 million and $0.6 million for restricted stock and $0.2 million and $0.3 million for options to purchase the Company’s Class A common stock in the quarter and six months ended June 30, 2005, respectively. Stockholders’ Equity increased by $1.3 million and $0.7 million as a result of 131,979 and 74,365 options exercised in the six months ended and quarter ended June 30, 2005, respectively.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Compensation Plans
The Company follows SFAS 123, which establishes a fair value-based method of accounting for stock-based compensation plans.
Deferred Compensation
On April 6, 1992, Apex Insurance Agency, Inc. (“Apex”) entered into an agreement with its minority shareholders which provides for certain payments to such shareholders based upon the appraised fair value of the company. Vesting was conditioned upon Apex achieving certain financial benchmarks as set forth in the agreement, with payment to be made upon the occurrence of events as specified in the agreement. The vested value of such deferred compensation has been recorded as a liability as of June 30, 2005. Effective December 29, 2003, deferred compensation due to one of the minority shareholders was converted into a term loan payable.
In March 2005, Apex entered into a separation agreement with the sole remaining participant of this plan. In accordance with the terms of the plan and in connection with such separation, Apex will pay out the balance in the plan in three annual installments, with the first installment due April 1, 2006. Payment of such monies is conditioned on the participant’s ongoing compliance with certain restrictive covenants contained in the separation agreement, including non-compete, non-solicit and confidentiality obligations.
Share Incentive Plan
The Company maintains the United America Indemnity, Ltd. Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees, consultants and non-employee directors by offering stock options, restricted stock and other stock-based awards. As amended in May 2005, the Company may issue up to 5,000,000 Class A common shares for issuance pursuant to awards granted under the Plan.
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
During the six months ended June 30, 2005, the Company granted 130,000 Time-Based Options under the plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reason, and expire 10 years after grant date.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2004	1,720,164	$11.35

Options issued	305,007	$13.15
Options forfeited	(48,133)	$17.00
Options cancelled	(11,425)	$17.00
Options exercised	(131,979)	$9.66

Options outstanding at June 30, 2005	1,833,634	$11.59

Options exercisable at June 30, 2005	400,921	$7.99

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The options exercisable at June 30, 2005 include the following:

Number of options
Option Price	exercisable
$5.62	1,933
$6.02	486
$6.50	256,074
$8.49	40,609
$10.00	78,875
$17.00	22,944

Options exercisable at June 30, 2005	400,921

During the six months ended June 30, 2005, the Company granted an aggregate of 73,904 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). Of this grant, 4,148 Restricted Shares have since been cancelled, 3,042 Restricted Shares vested immediately upon issuance and the remainder will vest in 20% increments over a five-year period. During the six months ended June 30, 2005, an aggregate of 24,114 Class A common shares with a weighted average grant date value of $17.34 per share were granted, subject to certain restrictions, to the non-employee directors of the Company under the Plan (“Director Restricted Shares”). Due to an amendment to the Directors’ Compensation Plan, effective June 30, 2005, all of these Director Restricted Shares have vested. As a result of this amendment, 17,331 units were converted into 14,977 Director Restricted Shares, which vested immediately, subject to certain holding requirements, and 10,590 Director Restricted Shares granted in 2004 and prior to June 2005 vested immediately, subject to certain holding requirements.
Annual Incentive Plans
In May 2005, shareholders approved the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (the “Awards Program”). The purpose of the Awards Program is to encourage increased efficiency and profitability and reward employees’ contributions to corporate success. All employees of the Company and its subsidiaries are eligible to participate in the Awards Program, and Program participants are selected by the Compensation Committee of the Board of Directors (the “Committee”). Incentive awards under the Awards Program are determined and paid in cash based upon objective performance-based criteria as determined by the Committee. The criteria relate to certain performance goals, such as net income and individual performance expectations as established by the Committee, except that certain specific performance targets will be approved by the Section 162(m) Committee with respect to the executives covered by Section 162(m) of the Internal Revenue Code (“Section 162(m)”). It is the Company’s intent that any compensation paid pursuant to the Awards Program comply with Section 162(m).
In connection with the business combinations of the Company with Penn-America Group and Penn Independent Corporation, along with their respective subsidiaries, certain executives of Penn-America Group and Penn Independent Corporation entered into employment agreements which provided for the establishment of an integration bonus payable in Class A common shares of the Company in 2006 and 2007, if specified integrated company performance goals for 2005 and 2006, respectively, are achieved (the “Integration Plan”). The target integration bonus range is between one and two times the key employee’s base salary, depending on the position held. In no event will payments exceed $450,000 to any participant in any year. In May 2005, shareholders approved Part 1 of the Integration Plan. Part 1 of the Integration Plan was submitted to and approved by the Company’s shareholders in order to ensure that payments thereunder would be deductible in accordance with Section 162(m). Part 1 of the Integration Plan, which requires the Company to achieve pre-defined net income targets, provides that up to 37.5% of the total bonus opportunity is payable with respect to each bonus determination year. Certain aspects of the Integration Plan relating to Penn Independent Corporation have not yet been determined

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and, therefore, the Company may seek shareholder approval at a later date. Part 2 of the Annual Integration Bonus Plan provides that plan participants are eligible to receive up to 12.5% of the bonuses payable with respect to each bonus determination year if certain targets with respect to the retention of professional agents, vice presidents and assistant vice presidents are met, and also includes a component that provided the Company’s board of directors with the discretion to increase any bonus award under Part 2 of the Integration Plan. Part 2 of the Integration Plan was not submitted to the Company’s shareholders for approval under Section 162(m) because there remains a possibility that amounts payable under Part 2 may not qualify for favorable tax treatment under Section 162(m).
401(k) Plans
The Company maintains two 401(k) defined contribution plans covering substantially all U.S. employees.
For the U.S. Subsidiaries, exclusive of Penn Independent Corporation, Penn-America Group and their subsidiaries, the Company matches 75% of the first 6% contributed by the employee. In addition, the Company contributes 1% of the employee’s salary regardless of whether the employee contributes to the plan. Eligible employees are vested in the Company’s contribution and relative investment income after three years of service. Total expenses related to this plan for the quarter and six months ended June 30, 2005 were $0.2 million and $0.5 million, respectively.
For employees of Penn Independent Corporation, Penn-America Group and their subsidiaries, the Company matches 50% of the first 6% contributed by the employee. Vesting in the Company’s contribution is immediate for eligible employees. Total expenses related to this plan for the quarter and six months ended June 30, 2005 were $ 0.2 million and $0.3 million, respectively.
14. Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income before extraordinary gain	$18,456	$8,107	$32,621	$15,525
Extraordinary gain	—	—	1,426	—

Net income	$18,456	$8,107	$34,047	$15,525

Basic earnings per share:
Weighted average shares for basic earnings per share	36,392,539	28,257,184	35,331,277	28,238,564

Net income available to common shareholders before extraordinary gain	$0.51	$0.29	$0.92	$0.55
Extraordinary gain	—	—	0.04	—

Net income	$0.51	$0.29	$0.96	$0.55

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,045,044	28,823,086	36,015,288	28,854,740

Net income available to common shareholders before extraordinary gain	$0.50	$0.28	$0.91	$0.54
Extraordinary gain	—	—	0.04	—

Net income	$0.50	$0.28	$0.95	$0.54

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2004, the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million and $14.0 million, respectively. The Penn-America Insurance Companies limitation includes $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the June 30, 2005 ownership percentages. For the six months ended June 30, 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $13.5 million and $1.1 million, respectively.
The NAIC’s risk-based capital model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”): (a) if a company’s total adjusted capital is less than or equal to 200%, but greater than 150% of its ACLRBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (b) if a company’s total adjusted capital is less than or equal to 150%, but greater than 100% of its ACLRBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (c) if a company’s total adjusted capital is less than or equal to 100%,

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (d) if a company’s total adjusted capital is less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control. Based on the standards currently adopted, total adjusted risk based capital for United National Insurance Company and Penn-America Insurance Company are 380% and 420% of the company action level risk-based capital requirements as of December 31, 2004, respectively.
The following is selected information for the Company’s U.S. Insurance Subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Statutory Capital and Surplus		Statutory Net Income
	As of	As of	Year to Date	Year Ended
(Dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
United National Insurance Companies	$351,150	$373,669	$4,149	$32,701
Penn-America Insurance Companies	158,427	140,336	21,032	10,777
16. Segment Information
In connection with the Company’s merger with Penn-America Group and acquisition of Penn Independent Group, the Company has reevaluated its segment classifications and determined that the Company will operate and manage its business through two business segments during 2005 and thereafter. The Insurance Operations segment includes the operations of the United National Insurance Companies, the Penn-America Insurance Companies and Non-U.S. Insurance Operations. The Agency Operations segment includes the operations of Penn Independent.
The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies.
Gross premiums written by product class are as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Property and general liability	$263,959	$163,209
Professional liability	35,403	42,867

Total	$299,362	$206,076

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended June 30, 2005:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$163,902	$—	$—	$—	$163,902

Net premiums written	$136,294	$—	$—	$—	$136,294

Net premiums earned	$119,802	$—	$—	$—	$119,802
Agency commission and fee revenues	—	10,940	—	(825)	10,115
Net investment income	—	—	11,114	—	11,114
Net realized investment losses	—	—	394	—	394

Total revenues	119,802	10,940	11,508	(825)	141,425
Losses and Expenses:
Net losses and loss adjustment expenses	71,221	—	—	—	71,221
Acquisition costs and other underwriting expenses	37,205	—	—	(172)	37,033
Agency commission and operating expenses	—	10,573	—	(399)	10,174
Corporate and other operating expenses	—	—	2,507	—	2,507
Interest expense	—	—	2,180	—	2,180

Income (loss) before income taxes	$11,376	$367	$6,821	$(254)	18,310

Income tax expense					145

Net income before minority interest and equity in net income of partnerships					18,165
Minority interest and equity in net income of partnerships					291

Net income before extraordinary gain					18,456
Extraordinary gain					—

Net income					$18,456

Quarter Ended June 30, 2004:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$88,138	$—	$—	$—	$88,138

Net premiums written	$68,183	$—	$—	$—	$68,183

Net premiums earned	$59,396	$—	$—	$—	$59,396
Agency commission and fee revenues	—	—	—	—
Net investment income	—	—	4,417	—	4,417
Net realized investment losses	—	—	463	—	463

Total revenues	59,396	—	4,880	—	64,276
Losses and Expenses:		—		—
Net losses and loss adjustment expenses	34,509	—	—	—	34,509
Acquisition costs and other underwriting expenses	19,286	—	—	—	19,286
Agency commission and operating expenses	—	—	—	—	—
Corporate and other operating expenses	—	—	1,488	—	1,488
Interest expense	—	—	1,394	—	1,394

Income before income taxes	$5,601	$—	$1,998	$—	7,599

Income tax expense					(470)

Net income before minority interest and equity in net income of partnerships					8,069
Minority interest and equity in net income of partnerships					38

Net income before extraordinary gain					8,107
Extraordinary gain					—

Net income					$8,107

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2005:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$299,362	$—	$—	$—	$299,362

Net premiums written	$245,815	$—	$—	$—	$245,815

Net premiums earned	$221,914	$—	$—	$—	$221,914
Agency commission and fee revenues	—	17,723	—	(1,356)	16,367
Net investment income	—	—	22,982	—	22,982
Net realized investment losses	—	—	(222)	—	(222)

Total revenues	221,914	17,723	22,760	(1,356)	261,041
Losses and Expenses:
Net losses and loss adjustment expenses	134,818	—	—	—	134,818
Acquisition costs and other underwriting expenses	68,457	—	—	(309)	68,148
Agency commission and operating expenses	—	17,750	—	(657)	17,093
Corporate and other operating expenses	—	—	4,473	—	4,473
Interest expense	—	—	4,096	—	4,096

Income (loss) before income taxes	$18,639	$(27)	$14,191	$(390)	32,413

Income tax expense					226

Net income before minority interest and equity in net income of partnerships					32,187
Minority interest and equity in net income of partnerships					434

Net income before extraordinary gain					32,621
Extraordinary gain					1,426

Net income					$34,047

Total Assets	$3,052,984	$77,594	$—	$—	$3,130,578

Six Months Ended June 30, 2004:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$206,076	$—	$—	$—	$206,076

Net premiums written	$126,800	$—	$—	$—	$126,800

Net premiums earned	$104,818	$—	$—	$—	$104,818
Agency commission and fee revenues	—	—	—	—	—
Net investment income	—	—	8,627	—	8,627
Net realized investment gains	—	—	393	—	393

Total revenues	104,818	—	9,020	—	113,838
Losses and Expenses:
Net losses and loss adjustment expenses	63,779	—	—	—	63,779
Acquisition costs and other underwriting expenses	30,610	—	—	—	30,610
Agency commission and operating expense	—	—	—	—	—
Corporate and other operating expenses	—	—	2,958	—	2,958
Interest expense	—	—	2,709	—	2,709

Income before income taxes	$10,429	$—	$3,353	$—	13,782

Income tax benefit					(1,126)

Net income before equity in net income of partnerships					14,908
Equity in net income of partnerships					617

Net income					$15,525

Total Assets	$2,735,836	$—	$—	$—	$2,735,836

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
17. Supplemental Cash Flow Information
Taxes and Interest Paid

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net federal income taxes paid (refunded)	$2,983	$1,750	$1,603	$1,116
Interest paid	2,239	393	1,158	793
Non-Cash Investing Activities
The Company purchased 100% of the common shares of Penn Independent Corporation and 100% of the common shares of Penn-America Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired (including goodwill)	$715,718
Cash portion of purchase price	(125,985)
Non-cash portion of purchase price	(142,931)

Liabilities assumed (including minority interest)	$446,802

18. Subsequent Events
On July 1, 2005, United National Insurance Company made a payment of $8.0 million in consideration of its obligations under a Settlement Agreement and Release entered into with insureds under three related insurance policies. The payment was in consideration of a complete extinguishment and “buy-back” of all rights under those insurance policies. The Company had fully reserved for the $8.0 million payment in prior years. There was no impact to the Company’s income statement in 2005 as a result of this payment.
On July 14, 2005, Wind River Barbados, through a series of tax free transactions, contributed the Company’s U.S. Subsidiaries to U.A.I. (Luxembourg) Investment S.ar.l.
On July 20, 2005, U.N. Holdings II, Inc., a wholly-owned indirect subsidiary of the Company, sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, U.N. Holdings II, Inc. is required to prepay $18.0 million of the principal amount. On July 20, 2015, U.N. Holdings II, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.
In conjunction with the issuance of these new senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that U.N. Holdings II, Inc. is estimated to incur under the new senior notes. It is anticipated that the total amount of these payments of approximately $1.3 million will be recorded as a gain on the early extinguishment of debt.

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
Under purchase accounting rules, our results of operations for the quarter and six months ended June 30, 2005 reflect the addition of Penn-America and Penn Independent from January 25, 2005 through June 30, 2005. All prior period results reflect only the results of operations of United America Indemnity.
On February 7, 2005, Edward J. Noonan, a current board member and former chairman of the audit committee of United America Indemnity, was appointed as the Acting Chief Executive Officer of United America Indemnity, following the departure of our former chief executive officer, David R. Bradley.
On March 14, 2005, we changed our trading symbol on the NASDAQ National Market from “UNGL” to “INDM”.
During the quarter ended June 30, 2005, the United National Insurance Companies began writing business under an allied health program through several of its agents. Allied health businesses provide medical services ancillary to physician and hospital care. The underwriting results for allied health are included in the professional liability class of business. Prior to the quarter ended June 30, 2005, this product was referred to as “non-medical professional liability”. Due to the inclusion of allied health in this class and the medical nature of the product line, the name of the product has been revised. Except for allied health, this product does not include any other medical liability business.

Effective June 1, 2005, UN Holdings II, Inc., on behalf of the United National Insurance Companies and the Penn-America Insurance Companies, purchased catastrophe reinsurance from various unrelated reinsurers providing coverage for catastrophic events. This new reinsurance agreement provides per occurrence protection of $25.0 million in excess of $5.0 million. Separately, the Penn-America Insurance Companies purchased underlying reinsurance coverage of $3.0 million in excess of $2.0 million per occurrence. The United National Insurance Companies continue to be covered by underlying reinsurance coverage of $2.0 million in excess of $3.0 million per occurrence.
On July 20, 2005, U.N. Holdings II, Inc. sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, U.N. Holdings II, Inc. is required to prepay $18.0 million of the principal amount. On July 20, 2015, U.N. Holdings II, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.
In conjunction with the issuance of these new senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that U.N. Holdings II, Inc. is estimated to incur under the new senior notes. It is anticipated that the total amount of these payments of approximately $1.3 million will be recorded as a gain on the early extinguishment of debt.
The United States Terrorism Risk Insurance Act (TRIA) established a public/private risk-sharing program whereby the Federal government assumes most of the risk of certain types of terrorism attacks while the insurance industry provides mandated coverage through a retention and co-payment. TRIA was effective November 26, 2002 and, under the terms of the current act, is scheduled to expire on December 31, 2005. Congress is considering extending the expiration date of TRIA but there is no certainty that an extension will ultimately be enacted by Congress. Few of the Company’s policyholders have elected coverage under TRIA, therefore most of the Company’s polices contain a terrorism exclusion which includes certified acts of terrorism. We do not believe that the extension or expiration of TRIA will have a material effect on the Company.
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
Our Insurance Operations segment offers two general classes of insurance products, property and general liability insurance products and professional liability insurance products. Our insurance products target very specific, defined, homogenous groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates and forms tailored to our risk and underwriting philosophy.
We distribute our insurance products through a group of 140 professional general agencies, including our wholly owned subsidiary J.H. Ferguson, that have limited quoting and binding authority, and that in turn sell our insurance products to insureds through retail insurance brokers.
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
Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, other operating expenses and interest and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on insurance policies written. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition expenses consist principally of commissions that are typically a percentage of the premiums on insurance policies written, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Agency commissions and operating expenses include commissions retained by agents and producers on policies bound by our Agency Operations. Other agency operating expenses include personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal and other professional fees. Interest expense consists of interest paid on funds held on behalf of others, senior notes payable to related parties and junior subordinated debentures.
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
Critical Accounting Policies and Estimates
Investments
Fair values
The carrying amount for our investments approximates their estimated fair value. We measure the fair value of investments in our fixed income and equity portfolios based upon quoted market prices. We also hold other invested assets, including investments in several limited partnerships, which were valued at $52.0 million as of June 30, 2005. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of June 30, 2005, our other invested assets portfolio included $16.8 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.
Classification of Investments
Investments in bonds, preferred stock and common stock have been designated as available for sale, and any change in market value will be included in other comprehensive income in our shareholders’ equity and, accordingly, have no effect on net income except for investment market declines deemed to be other than temporary.
Other Than Temporary Impairment
We regularly perform various analytical procedures with respect to our investments, including identifying any security where the fair value is below its cost. Upon identification of such securities, we perform a detailed review to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value is below cost. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed and (5) changes in laws or regulations have affected an issuer or industry.

The amount of any write-down is included in earnings as a realized loss in the period in which the impairment arose.
For equity securities, a decline in value is other than temporary if an unrealized loss has either (1) persisted for more than 12 continuous months or, (2) the value of the investment has been 20% or more below cost for six continuous months or more. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value.
The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2005:

				Gross Unrealized Losses
	Number		Cost or		Six	Between	Greater
	of	Fair	Amortized		Months or	Seven Months	than
(Dollars in thousands)	Securities	Value	Cost	Total	Less	and One Year	One Year
Bonds	325	$476,715	$480,537	$4,189	$2,512	$500	$1,177
Preferred Stock	18	3,606	3,870	434	353	81	—
Common Stock	68	17,816	19,235	1,419	952	467	—

				$6,042	$3,817	$1,048	$1,177

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of June 30, 2005, concluded the unrealized losses discussed above are not other than temporary impairments.
Goodwill and Intangible Assets
Effective July 1, 2001, we adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, we recorded $98.0 million of goodwill as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc. The carrying amount of our goodwill as of June 30, 2005 was $98.0 million.
In accordance with SFAS 142, we are required to perform a test for impairment of goodwill at least annually. No impairment of the goodwill was recognized for the quarter or six months ended June 30, 2005.
In accordance with SFAS 142, we are required to perform a test for impairment of indefinite-lived intangible assets at least annually. No impairment of the indefinite-lived intangible assets was recognized for the quarter or six months ended June 30, 2005.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS 144. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. No impairments of intangible assets were recognized in the quarter or six months ended June 30, 2005.
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
During the quarter or six months ended June 30, 2005, there were no net incurred losses and loss adjustment expenses attributable to insured events of prior years. However, as a result of our quarterly review of our unpaid loss and loss adjustment expenses and related reinsurance receivables, we reduced unpaid loss and loss adjustment expenses and reinsurance receivables by $79.2 million. Also during the quarter ended June 30, 2005, we decreased our estimates of discounting/risk margin purchase adjustments by $27.3 million. These adjustments had no impact on the our net income during the three and six month periods ended June 30, 2005.
We also reduced our estimate for unpaid losses and loss adjustment expenses for the property lines of business by $2.8 million relating primarily to accident year 2004. This decrease was fully offset by a $2.8 million increase in our estimate for unpaid loss and loss adjustment expenses for the liability lines of business. These changes in estimates to the property and liability lines of business resulted in a decrease to our 2004 accident year by $6.5 million which was fully offset by an increase of $6.5 million to relating primarily to accident years 1996 to 2001. These changes in estimates had no impact on our net income during the three and six month periods ended June 30, 2005.
In 2003, Penn-America received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued each with a $0.5 million indemnity policy aggregate limit of liability. At June 30, 2005, our loss and loss adjustment expense reserves included our best estimate for our ultimate obligations for these claims based on current information.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises.
As a result of our quarterly review of our unpaid loss and loss adjustment expenses and related reinsurance receivables, we reduced unpaid loss and loss adjustment expenses and reinsurance receivables by $79.2 million. Also during the quarter ended June 30, 2005, we decreased our estimates of discounting/risk margin purchase adjustments by $27.3 million. These adjustments had no impact on the our net income during the three and six month periods ended June 30, 2005.
At June 30, 2005 and December 31, 2004, we carried reinsurance receivables of $1,428.8 million and $1,531.9 million, respectively. These amounts are net of purchase accounting adjustments of $22.1 million and $49.4 million, respectively, arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustment has decreased to $22.1 million as of June 30, 2005 and will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million estimate of uncollectible reinsurance at the time of the acquisition has been subsequently reduced to $28.7 million at both June 30, 2005 and December 31, 2004, primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At June 30, 2005 and December 31, 2004, we held $695.8 million and $705.6 million, respectively, of collateral securing our reinsurance receivables. As of June 30, 2005 and December 31, 2004, we also had $46.8 million and $42.6 million, respectively, of prepaid reinsurance premiums. Reinsurance receivables, net of collateral held, were $733.0 million and $826.3 million at June 30, 2005 and December 31, 2004, respectively.

The following table sets forth United America Indemnity’s ten largest reinsurers, as of June 30, 2005. Also shown are the amounts of premiums written ceded by us to these reinsurers during the six months ended June 30, 2005.

	A.M.	Gross	Prepaid	Total	Percent	Ceded	Percent
	Best	Reinsurance	Reinsurance	Reinsurance	of	Premiums	of
(Dollars in millions)	Rating	Receivables	Premium	Assets	Total	Written	Total
American Re-Insurance Co.	A	$606.8	$21.6	$628.4	41.1%	$25.4	47.5%
Employers Reinsurance Corp.	A	311.0	10.6	321.6	21.0	11.0	20.6
Hartford Fire Insurance Co.	A+	84.0	0.0	84.0	5.5	0.1	0.2
General Reinsurance Corp.	A++	75.5	5.8	81.3	5.3	5.3	9.9
GE Reinsurance Corporation	A	62.6	0.1	62.7	4.1	0.3	0.6
Generali – Assicurazioni	A+	45.2	0.0	45.2	3.0	0.0	0.0
Converium AG	B++	42.6	0.0	42.6	2.8	(0.2)	(0.4)
Converium Re (North America)	B-	35.7	0.0	35.7	2.3	0.0	0.0
Swiss Reinsurance America Corp	A+	27.9	0.0	27.9	1.8	(0.1)	(0.2)
Clearwater Insurance (Odyssey Reinsurance Corp.)	A	21.6	0.0	21.6	1.5	0.0	0.0

Subtotal		1,312.9	38.1	1,351.0	88.4	41.8	78.2
All other reinsurers		166.7	10.4	177.1	11.6	11.7	21.8

Total reinsurance receivables before purchase accounting adjustments		1,479.6	48.5	1,528.1	100.0%	$53.5	100.0%

Purchase accounting adjustments		(50.8)	(1.7)	(52.5)

Total receivables		1,428.8	$46.8	1,475.6

Collateral from reinsurers		695.8		695.8

Net receivables		$733.0		$779.8

The $695.8 million of collateral from reinsurers includes $42.4 million for reinsurance receivable from Converium AG and $35.7 million for reinsurance receivable from Converium (North America) at June 30, 2005. For the six months ended June 30, 2005 and 2004, we incurred trust maintenance fees related to the reinsurance collateral of $1.5 million and $1.0 million, respectively. The trust maintenance fees are included in net investment income.
On July 12, 2005, A.M. Best Company placed the financial strength ratings of American Re under review with negative implications. American Re is currently rated A (“Excellent”) by A.M. Best. A.M. Best also placed the issuer credit rating (ICR) of “a” for American Re-Insurance and the ICR and senior debt ratings of “bbb” of American Re Corporation (Princeton, N.J.) under review with negative implications. On July 19, 2005, American Re’s parent, Munich Reinsurance (Munich Re) stated that they were increasing American Re’s reserves by $1.6 billion to cover losses for liability and workers compensation business incurred between 1997 and mid-2002, as well as for long-tail asbestos and environmental claims. Munich Re also stated that it would undertake a capital raising exercise to compensate for the reduction in American Re’s capital position as a result of the reserve boost.
Deferred Acquisition Costs
Our cost of acquiring new and renewal insurance and reinsurance contracts is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs, which are directly related to and vary with the production of business. The method followed in computing such amounts limits them to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs was $48.2 million and $22.1 million for the six months ended June 30, 2005 and 2004, respectively.

Realizability of Deferred Tax Assets
We provide for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by SFAS 109 (“SFAS 109”). Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
Stock Based Compensation
We account for stock-based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” which establishes a fair value-based method of accounting for stock-based compensation plans.
Revenue Recognition
Premiums written are recognized as earned ratably over the terms of the respective policies.
Commissions earned by our agency operations are recognized at the underlying issued policy effective date. Contingent profit commissions are based on the claims experience of the policies underwritten for insurance companies and are recognized in the period received. Upon the acquisition of Penn Independent Corporation., the fair value of its contingent commissions received after January 24, 2005 related to business written prior to the acquisition date was recorded as a reduction to goodwill.
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
In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which revises the original SFAS 123. We have previously adopted the requirements of SFAS 123, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective at the beginning of the fiscal year beginning after December 15, 2005. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted, modified or vested and the impact on compensation expense related to such awards will have on our financial statements.
In May 2005, SFAS 154 “Accounting Changes and Error Corrections” (“SFAS 154”) replaced APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim

Financial Statements”, and changed the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
Opinion 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.
SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate effected by a change in an accounting principle.
Our Business Segments
We evaluate segment performance based on gross and net premiums written, net premiums earned, net losses and loss adjustment expenses, acquisition costs, other underwriting expenses, and other operating expenses. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended June 30.
(Dollars in thousands)	2005	2004
Insurance Operations premiums written:
Gross premiums written	$163,902	$88,138
Ceded premiums written	27,608	19,955

Net premiums written	$136,294	$68,183

Revenues:
Insurance Operations	$119,802	$59,396
Agency Operations	10,940	—
Corporate	11,508	4,880

Subtotal	142,250	64,276
Eliminations	(825)	—

Net revenues	$141,425	$64,276

Expenses (including losses and loss adjustment expenses):
Insurance Operations	$108,426	$53,795
Agency Operations	10,573	—
Corporate	4,487	2,882

Subtotal	123,486	56,677
Eliminations	(571)	—

Net expenses	$122,915	$56,677

Insurance Operations ratios:
Net losses and loss adjustment expense ratio	59.4%	58.1%
Other underwriting expense ratio	31.0%	32.5%

Combined ratio	90.4%	90.6%

	Six Months Ended June 30.
(Dollars in thousands)	2005	2004
Insurance Operations premiums written:
Gross premiums written	$299,362	$206,076
Ceded premiums written	53,547	79,276

Net premiums written	$245,815	$126,800

Revenues:
Insurance Operations	$221,914	$104,818
Agency Operations	17,723	—
Corporate	22,760	9,020

Subtotal	262,397	113,838
Eliminations	(1,356)	—

Net revenues	$261,041	$113,838

Expenses (including losses and loss adjustment expenses):
Insurance Operations	$203,275	$96,654
Agency Operations	17,750	—
Corporate	8,569	3,711

Subtotal	229,594	100,365
Eliminations	(966)	—

Net expenses	$228,628	$100,365

Insurance Operations ratios:
Net losses and loss adjustment expense ratio	60.8%	60.8%
Other underwriting expense ratio	30.7%	29.3%

Combined ratio	91.5%	90.1%

Results of Operations
Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $299.4 million for the six months ended June 30, 2005, compared with $206.1 million for the six months ended June 30, 2004, an increase of $93.3 million or 45.3%. A breakdown of gross premiums written by product class is as follows:
•	Property and general liability gross premiums written were $264.0 million for the six months ended June 30, 2005, compared with $163.2 million for the six months ended June 30, 2004, an increase of $100.8 million or 61.7%. This increase primarily resulted from the merger with Penn-America partially offset by the termination of several heavily reinsured products.

•	Professional liability gross premiums written were $35.4 million for the six months ended June 30, 2005, compared with $42.9 million for the six months ended June 30, 2004, a decrease of $7.5 million or 17.4%. This decrease primarily resulted from underwriting and pricing actions in response to market conditions.
Net premiums written, which equal gross premiums written less ceded premiums written, were $245.8 million for the six months ended June 30, 2005, compared with $126.8 million for the six months ended June 30, 2004, an increase of $119.0 million or 93.9%. The ratio of net premiums written to gross premiums written was 82.1% for the six months ended June 30, 2005 and 61.5% for the six months ended June 30, 2004. A breakdown of net premiums written by product class is as follows:
•	Property and general liability net premiums written were $215.7 million for the six months ended June 30,

2005, compared with $99.2 million for the six months ended June 30, 2004, an increase of $116.5 million or 117.4%. This increase primarily resulted from the merger with Penn-America and reduced reinsurance cessions.

•	Professional liability net premiums written were $30.1 million for the six months ended June 30, 2005, compared with $27.6 million for the six months ended June 30, 2004, an increase of $2.5 million or 9.2%. This increase primarily resulted from the restructuring of reinsurance treaties, which resulted in the purchase of less reinsurance.
Net premiums earned were $221.9 million for the six months ended June 30, 2005, compared with $104.8 million for the six months ended June 30, 2004, an increase of $117.1 million or 111.7%.
Agency Commission and Fee Revenues
Agency commission and fee revenues generated by our Agency Operations segment were $17.7 million and $16.3 million before and after intercompany eliminations, respectively, for the six months ended June 30, 2005. Penn Independent is a leading U.S. wholesale broker of commercial insurance for small and middle-market businesses, public entities and associations. Penn Independent specializes in the placement of complex and unique property, casualty and liability insurance including professional liability, property, medical malpractice and transportation coverages. The majority of Penn Independent’s business is written on an excess and surplus lines basis. Additionally, Penn Independent provides claims administration services for policies written by professional liability providers and premium financing for insureds of property and casualty retail brokers. Prior to the acquisition of Penn Independent, we had no agency commission and fee revenues.
Net Investment Income
Gross investment income, excluding realized gains and losses, was $25.9 million for the six months ended June 30, 2005, compared with $10.4 million for the six months ended June 30, 2004, an increase of $15.5 million or 148.7%. The increase was primarily due to additional investment income in 2005 from Penn-America and an increase in income related to limited partnership investments. Cash and invested assets grew to $1,319.9 million as of June 30, 2005, from $924.3 million as of December 31, 2004, an increase of $395.6 million.
The average duration of our fixed income investments approximated 3.78 years as of June 30, 2005, compared with 4.0 years as of June 30, 2004. Our pre-tax book yield on our fixed income investments was 3.94% at June 30, 2005, compared with 3.20% at June 30, 2004.
Investment expenses were $2.9 million for the six months ended June 30, 2005, compared with $1.8 million for the six months ended June 30, 2004, an increase of $1.1 million or 61.1%. The increase was largely due to additional investment expenses in 2005 from Penn-America and an increase in fees.
Net Realized Investment Gains (Losses)
Net realized investment losses were $0.2 million for the six months ended June 30, 2005, compared with $0.4 million of net realized investment gains for the six months ended June 30, 2004. The net realized investment losses for the six months ended June 30, 2005 consist of net losses of $0.9 million relative to our convertible equity and convertible bond portfolios, net losses of $0.2 million from to our equity portfolio, and net gains of $0.9 million from to our fixed income investments. The net realized investment gains in the six months ended June 30, 2004 consist of net gains of $0.4 million relative to our equity portfolio, net gains of $0.2 million relative to the market value of options, net losses of $0.1 million relative to our fixed income investments, and net losses of $0.1 million relative to our convertible bond and equity portfolios.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $134.8 million for the six months ended June 30, 2005, compared with $63.8 million for the six months ended June 30, 2004, an increase of $71.0 million or 111.4%. The calendar year loss ratio for the six months ended June 30, 2005 was 60.8% compared with 60.8% for the six months ended June 30, 2004. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments, the loss ratio for the six months ended June 30, 2005 was 57.1% compared with 58.5% for the six months ended June 30, 2004. The improvement in the loss ratio was driven primarily by improved results in the Company’s property line. The July 2005 named storms are not expected to have a material impact on our financial results. Reported claims to date approximate $0.2 million, well within the expected level of catastrophe losses for the third quarter, 2005.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $68.1 million, net of intercompany eliminations, for the six months ended June 30, 2005, compared with $30.6 million for the six months ended June 30, 2004, an increase of $37.5 million. This increase can be primarily attributed to a $27.7 million increase in acquisition costs and $9.9 million increase in other underwriting expenses.
The $27.7 million increase in acquisition costs was primarily the result of a decrease in ceding commissions, a decrease in the deferral of acquisition costs and additional costs in the first six months of 2005 from Penn-America. Ceding commissions for the first six months of 2004 reflect the benefits of ceding commissions received relating to heavily reinsured programs that have since been terminated. The $9.9 million increase in other underwriting expenses was primarily due to additional costs in the first six months of 2005 from Penn-America and an increase in costs from our Non-U.S. Insurance Operations. $0.9 million of acquisition costs booked during the six months ended June 30, 2005 were paid by Penn-America to Penn Independent for business generated by Penn Independent for Penn-America.
Agency Commissions and Operating Expenses
Agency commissions and operating expenses generated by our Agency Operations segment were $17.8 million and $17.1 million before and after intercompany eliminations, respectively, for the six months ended June 30, 2005. Prior to the acquisition of Penn Independent, we had no agency commission and operating expenses.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of legal, consulting, audit, management fees and taxes incurred which are not related to operations. Corporate and other operating expenses were $4.5 million for the six months ended June 30, 2005, compared with $3.0 million for the six months ended June 30, 2004, an increase of $1.5 million.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 30.7% for the six months ended June 30, 2005, compared with 29.3% for the six months ended June 30, 2004. Excluding the impact of purchase accounting adjustments, the expense ratio for the six months ended June 30, 2005 was 34.7% compared with 29.7% for the six months ended June 30, 2004. The expense ratio for the first six months of 2005 was impacted by the changes in acquisition costs and other underwriting expenses described above.
Our combined ratio was 91.5% for the six months ended June 30, 2005, compared with 90.1% for the six months ended June 30, 2004. Excluding the impact of purchase accounting adjustments, the combined ratio for the six months ended June 30, 2005 was 91.8% compared with 88.2% for the six months ended June 30, 2004.

Interest Expense
Interest expense was $4.1 million for the six months ended June 30, 2005, compared with $2.7 million for the six months ended June 30, 2004, an increase of $1.5 million. This increase is primarily due to additional interest expense, which resulted from the merger with Penn-America and the acquisition of Penn Independent and the increase in interest rates in the market.
Income Tax Expense (Benefit)
Income tax expense was $0.2 million for the six months ended June 30, 2005, compared with $1.1 million of income tax benefit for the six months ended June 30, 2004. The change in income tax expense was primarily attributable to additional income from Penn-America and Penn Independent, offset by an increase in federal tax deductions for interest on notes payable to our Non-U.S. Subsidiaries of $2.9 million as a result of the merger with Penn-America and the acquisition of Penn Independent and an increase in tax benefit on capital losses. Our effective tax rate for the six months ended June 30, 2005 was 0.7%, compared with an effective tax benefit rate of 8.2% for the six months ended June 30, 2004. The effective rates differed from the 6.4% weighted average expected rate due in part to investments in tax-exempt securities. We have an alternative minimum tax credit carryover of $12.3 million as of June 30, 2005 which, subject to statutory limitations, can be carried forward indefinitely. We are limited by Internal Revenue Code section 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Fox Paine & Company acquisition. The section 383 limitation is an amount equal to the value of the purchase price of the Fox Paine & Company acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Fox Paine & Company acquisition is $8.3 million per year.
Equity in Net Earnings of Partnerships
Equity in net earnings of partnerships was $0.4 million for the six months ended June 30, 2005, compared with $0.6 million for the six months ended June 30, 2004, a decrease of $0.2 million. The decrease is primarily attributable to the performance of a limited partnership investment that invests mainly in convertible bonds and equities.
Extraordinary Gain
The extraordinary gain of $1.4 million for the six months ended June 30, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with our acquisition of Wind River Investment Corporation in 2003, which are currently considered to be deductible for federal tax purposes.
Net Income and Net Operating Income
The factors described above resulted in net income of $34.0 million for the six months ended June 30, 2005, compared to net income of $15.5 million for the six months ended June 30, 2004, an increase of $18.5 million or 119.3%. Net operating income was $32.7 million for the six months ended June 30, 2005, compared with net operating income of $15.3 million for six months ended June 30, 2004, an increase of $17.5 million or 114.3%. Net operating income for 2005 is equal to 2005 net income less $0.1 million for after-tax realized investment losses and $1.4 million for an extraordinary gain recorded in connection with the acquisition of Wind River Investment Corporation. Net operating income for 2004 is equal to 2004 net income less $0.3 million for after-tax realized investment gains.
Quarter Ended June 30, 2005 Compared with the Quarter Ended June 30, 2004
Premiums
Gross premiums written were $163.9 million for the quarter ended June 30, 2005, compared with $88.1 million for the second quarter of 2004, an increase of $75.8 million or 86.0%. A breakdown of gross premiums written by product class is as follows:

•	Property and general liability gross premiums written were $147.0 million for the quarter ended June 30, 2005, compared with $70.8 million for the second quarter of 2004, an increase of $76.2 million or 107.6%. This increase primarily resulted from the merger with Penn-America partially offset by the termination of several heavily reinsured products.
•	Professional liability gross premiums written were $16.9 million for the quarter ended June 30, 2005, compared with $17.3 million for the second quarter of 2004, a decrease of $0.4 million or 2.5%. This decrease primarily resulted from underwriting and pricing actions in response to market conditions.
Net premiums written were $136.3 million for the quarter ended June 30, 2005, compared with $68.2 million for the quarter ended June 30, 2004, an increase of $68.1 million or 99.9%. The ratio of net premiums written to gross premiums written was 83.2% for the quarter ended June 30, 2005 and 77.4% for the second quarter of 2004. A breakdown of net premiums written by product class is as follows:
•	Property and general liability net premiums written were $121.9 million for the quarter ended June 30, 2005, compared with $50.9 million for the quarter ended June 30, 2004, an increase of $71.0 million or 139.5%. This increase primarily resulted from the merger with Penn-America and reduced reinsurance cessions.
•	Professional liability net premiums written were $14.4 million for the quarter ended June 30, 2005, compared with $17.3 million for the quarter ended June 30, 2004, a decrease of $2.9 million or 16.6%. This decrease primarily resulted from the decrease in gross written premiums noted above.
Net premiums earned were $119.8 million for the quarter ended June 30, 2005, compared with $59.4 million for the quarter ended June 30, 2004, an increase of $60.4 million or 101.7%.
Agency Commission and Fee Revenues
Agency commission and fee revenues generated by our Agency Operations segment were $10.9 million and $10.1 million before and after intercompany eliminations, respectively, for the quarter ended June 30, 2005. $0.8 million of Penn Independent’s agency commission and fee revenue was generated from Penn-America Group for the quarter ended June 30, 2005. Prior to the acquisition of Penn Independent, we had no agency commission and fee revenues.
Net Investment Income
Gross investment income, excluding realized gains and losses, was $12.6 million for the quarter ended June 30, 2005, compared with $5.3 million for the quarter ended June 30, 2004, an increase of $7.3 million or 136.5%. The increase was primarily due to additional investment income in 2005 from Penn-America and Penn Independent and an increase in investment income related to limited partnership investments. Cash and invested assets grew to $1,319.9 million as of June 30, 2005, from $924.3 million as of December 31, 2004, an increase of $395.6 million.
The average duration of our fixed income investments approximated 3.78 years as of June 30, 2005, compared with 4.0 years as of June 30, 2004. Our book yield on our fixed income investments was 3.94% at June 30, 2005, compared with 3.20% at June 30, 2004.
Investment expenses were $1.5 million for the quarter ended June 30, 2005, compared with $0.9 million for the quarter ended June 30, 2004, an increase of $0.6 million or 62.2%. The increase was largely due to an increase in fees.
Net Realized Investment Gains (Losses)
Net realized investment gains were $0.4 million for the quarter ended June 30, 2005, compared with $0.5 million of net realized investment gains for the quarter ended June 30, 2004. Net realized investment gains for the quarter ended June 30, 2005 consist of net losses of $0.3 million relative to our convertible equity and convertible bond portfolios, net losses of $0.1 million relative to our equity portfolio, and net gains of $0.8 million relative to our fixed income investments. The net realized investment gains in the quarter ended June 30, 2004 consist of net gains of $0.1 million relative to our equity portfolio, net losses of $0.1 million relative to our fixed income investments, and net gains of $0.5 million relative to convertible bond and convertible equity portfolios.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $71.2 million for the quarter ended June 30, 2005, compared with $34.5 million for the quarter ended June 30, 2004, an increase of $36.7 million or 106.4%. The loss ratio for the quarter ended June 30, 2005 was 59.4% compared with 58.1% for the quarter ended June 30, 2004. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments, the loss ratio for the quarter ended June 30, 2005 was 56.1% compared with 56.8% for the quarter ended June 30, 2004. The improvement in the loss ratio was driven primarily by improved results in the Company’s property line. The July 2005 named storms are not expected to have a material impact on our financial results. Reported claims to date approximate $0.2 million, well within the expected level of catastrophe losses for the third quarter, 2005.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $37.0 million for the quarter ended June 30, 2005, compared with $19.3 million for the quarter ended June 30, 2004, an increase of $17.7 million. This increase can be primarily attributed to a $11.4 million increase in acquisition costs and $6.3 million increase in other underwriting expenses.
The $11.4 million increase in acquisition costs was primarily the result of a decrease in ceding commissions, a decrease in the deferral of acquisition costs and additional costs in 2005 from Penn-America. $0.8 million of acquisition costs booked for the quarter ended June 30, 2005 were paid by Penn-America to Penn Independent for business generated by Penn Independent for Penn-America. The $6.3 million increase in other underwriting expenses was primarily due to additional costs in 2005 from Penn-America and an increase in costs from our Non-U.S. Insurance Operations.
Agency Commission and Operating Expenses
Agency commission and operating expenses generated by our Agency Operations segment were $10.6 million and $10.2 million before and after intercompany eliminations, respectively, for the quarter ended June 30, 2005. Prior to the acquisition of Penn Independent, we had no agency commission and operating expenses.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of legal, consulting, management fees and taxes incurred which are not related to operations. Corporate and other operating expenses were $2.5 million for the quarter ended June 30, 2005, compared with $1.5 million for the quarter ended June 30, 2004, an increase of $1.0 million.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 31.0% for the quarter ended June 30, 2005, compared with 32.5% for the quarter ended June 30, 2004. Excluding the impact of purchase accounting adjustments, the expense ratio for the quarter ended June 30, 2005 was 34.7% compared with 30.9% for the quarter ended June 30, 2004. The expense ratio for the second quarter of 2005 was impacted by the changes in acquisition costs and other underwriting expenses described above.
Our combined ratio was 90.4% for the quarter ended June 30, 2005, compared with 90.6% for the quarter ended June 30, 2004. Excluding the impact of purchase accounting adjustments, the combined ratio for the quarter ended

June 30, 2005 was 90.8% compared with 87.7% for the quarter ended June 30, 2004.
Interest Expense
Interest expense was $2.2 million for the quarter ended June 30, 2005, compared with $1.4 million for the quarter ended June 30, 2004, an increase of $0.8 million. This increase is primarily due to additional interest expense, which resulted from the merger with Penn-America and the acquisition of Penn Independent and the increase in interest rates in the market.
Income Tax Expense (Benefit)
Income tax expense was $0.1 million for the quarter ended June 30, 2005, compared with $0.5 million of tax benefit for the quarter ended June 30, 2004. The change in income tax expense was primarily attributable to additional income from Penn-America and Penn Independent, offset by an increase in federal tax deductions for interest on notes payable to our Non-U.S. Subsidiaries of $1.7 million as a result of the merger with Penn-America and the acquisition of Penn Independent and an increase in tax benefit on capital losses. Our effective tax rate for the quarter ended June 30, 2005 was 0.8%, compared with an effective tax benefit of 6.2% for the quarter ended June 30, 2004. The effective rates differed from the 7.9% weighted average expected rate due in part to investments in tax-exempt securities. We have an alternative minimum tax credit carryover of $12.3 million as of June 30, 2005 which, subject to statutory limitations, can be carried forward indefinitely. We are limited by Internal Revenue Code section 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Fox Paine & Company acquisition. The section 383 limitation is an amount equal to the value of the purchase price of the Fox Paine & Company acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Fox Paine & Company acquisition is $8.3 million per year.
Equity in Net Earnings of Partnerships
Equity in net earnings of partnerships was $0.3 million for the quarter ended June 30, 2005, compared with $0.0 million for the quarter ended June 30, 2004, a increase of $0.3 million. The increase is primarily attributable to the performance of a limited partnership investment, which invests mainly in convertible bonds and equities.
Net Income and Net Operating Income
The factors described above resulted in net income of $18.5 million for the quarter ended June 30, 2005, compared to net income of $8.1 million for the quarter ended June 30, 2004, an increase of $10.4 million or 128.4%. Net operating income was $18.2 million for the quarter ended June 30, 2005, compared with net operating income of $7.8 million for quarter ended June 30, 2004, an increase of $10.4 million or 133.1%. Net operating income for both 2005 and 2004 is equal to 2005 and 2004 net income, respectively, less $0.3 million for after-tax realized investment gains in each year.
Liquidity and Capital Resources
Sources and Uses of Funds
United America Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Barbados, Wind River Bermuda, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and Penn Independent Corporation.
United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders and corporate expenses, includes dividends and other permitted disbursements from Wind River Barbados, which in turn is largely dependent on dividends and other payments from Wind River Bermuda, the United National Insurance Companies, the Penn-America Insurance Companies, and Penn Independent Corporation. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs.
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
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages. For the six months ended June 30, 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $13.5 million and $1.1 million, respectively.
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
Net cash was provided by (used for) operating activities for the six months ended June 30, 2005 and 2004 of $60.4 million and $(8.9) million, respectively. We were able to realize an increase in cash flows of approximately $69.2 million primarily as a result of the following items: 1) a increase in net premiums collected of $122.4 million; 2) an increase in net losses and loss adjustment expense payments of $39.7 million; 3) an increase in acquisition costs and other underwriting expenses of $23.0 million; 4) an increase in net investment income collected of $14.3 million; 5) an increase in finance receivable collected of $15.5 million; and 6) an increase in agency commission and operating expenses of $17.1 million.
Net cash was used for investing activities for the six months ended June 30, 2005 and 2004 of $152.1 million and

$54.9 million, respectively. The increase in cash used for the six months ended June 30, 2005 from the six months ended June 30, 2004 was primarily due to the following items: 1) a decrease of $217.4 million in the current year in proceeds from the sales of bonds and stocks; 2) $126.0 million of cash used for the acquisition of Penn-Independent Corporation and Penn-America Group, Inc., net of $67.5 million of cash acquired; 3) a decrease of $148.4 million of cash used for the purchase of bonds and stocks in the current year; and 4) and an increase from the prior year in the amount of cash provided from the maturity of bonds of $24.2 million.
Net cash was (used for) provided by financing activities for the six months ended June 30, 2005 and 2004 of $(1.1) million and $7.3 million, respectively. The decrease in cash provided for the six months ended June 30, 2005 from the six months ended June 30, 2004 was primarily due to: 1) a net repayment of a credit facility of $0.6 million in the current year; and 2) proceeds of $7.3 million in the prior year for the issuance of common shares in connection with the exercise by the underwriters of the remaining overallotment option related to our initial public offering. The proceeds were net of underwriting discounts of $0.5 million.
Liquidity
Each company in our U.S. Insurance Operations and our Non-U.S. Insurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At June 30, 2005, United America Indemnity had cash and cash equivalents of $149.3 million.
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
There are two intercompany pooling agreements in place for the United National Insurance Companies. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the United National Insurance Companies cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained are allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool. To cover the required minimum exposure as of June 30, 2005, the trusts were funded to approximately $266.6 million. It is anticipated that the required funding amount will decline in future periods, which would improve the overall liquidity of the domestic insurance group.
The Penn-America Insurance Companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata among the members of the group. These parties are not authorized reinsurers in all states. As a result, any losses and unearned premium that are ceded to Penn-Star Insurance Company by the other group members must be collateralized. The state insurance departments that regulate the parties to the intercompany pooling agreements require Penn-Star Insurance Company to place assets on deposit subject to trust agreements for the protection of other group members.
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
Wind River Bermuda and Wind River Barbados have each established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Subsidiaries in the amount of $207.4 million and $20.5 million, respectively, at June 30, 2005. We invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that each of Wind River Bermuda and Wind River Barbados will have sufficient liquidity to pay claims prospectively.
Effective January 1, 2005, Wind River Barbados entered into a quota share reinsurance agreement with Wind River Bermuda. Under the terms of this reinsurance agreement, Wind River Barbados assumed 35% of Wind River Bermuda’s net retained insurance liability on losses occurring on or after January 1, 2005 on all new and renewal insurance and reinsurance business effective on or after January 1, 2005.
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

On July 20, 2005, U.N. Holdings II, Inc. sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, U.N. Holdings II, Inc. is required to repay $18.0 million of the principal amount. On July 20, 2015, U.N. Holdings II, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.
In conjunction with the issuance of these new senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that U.N. Holdings II, Inc. is estimated to incur under the new senior notes. It is anticipated that the total amount of these payments of approximately $1.3 million will be recorded as a gain on the early extinguishment of debt.
For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages. For the six months ended June 30, 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $13.5 million and $1.1 million, respectively.
U.A.I. (Luxembourg) Investment S.ar.l. holds promissory notes of $175.0 million and $110.0 million from U.N. Holdings II, Inc., which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $110.0 million note was issued on January 24, 2005. It is anticipated that interest on both notes will be paid yearly. U.N. Holdings II, Inc. has no operations. The ability of U.N. Holdings II, Inc. to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.
On September 30, 2003, United National Group Capital Trust I, a business trust subsidiary formed by American Insurance Service, Inc. (“AIS”), issued $10.0 million of floating rate capital securities (“Trust Preferred Securities”). These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 405 basis points over three month London Interbank Offered Rates (“LIBOR”). Distributions on these securities can be deferred for up to five years, but in the event of such deferral, AIS may not declare or pay cash dividends on its common stock. AIS guarantees all obligations of United National Group Capital Trust I with respect to distributions and payments of these securities.
Proceeds from the sale of the Trust Preferred Securities of $10.0 million and $0.3 million of floating rate common securities issued to AIS by United National Group Capital Trust I were used to acquire $10.3 million of floating rate junior subordinated deferrable interest rate debentures issued by AIS. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by United National Group Capital Trust I. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.
On October 29, 2003, United National Group Capital Statutory Trust II, a business trust subsidiary formed by AIS, issued $20.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 385 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, AIS may not declare or pay cash dividends on its common stock. AIS guarantees all obligations of United National Group Capital Statutory Trust II with respect to distributions and payments of these securities.
Proceeds from the sale of the Trust Preferred Securities of $20.0 million and $0.6 million of floating rate common securities issued to AIS by United National Group Capital Statutory Trust II were used to acquire $20.6 million of floating rate junior subordinated deferrable interest rate debentures issued by AIS. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by United National Group Capital Statutory Trust II. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.
On May 15, 2003, Penn-America Statutory Trust II, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of floating rate capital securities (“Trust Preferred Securities”). These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 410 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn-America Statutory Trust II with respect to distributions and payments of these securities.
Proceeds from the sale of the Trust Preferred Securities of $15.0 million and $0.5 million of floating rate common securities issued to Penn-America Group, Inc. by Penn-America Statutory Trust II were used to acquire $15.5 million of floating rate junior subordinated deferrable interest rate debentures issued by Penn-America Group, Inc. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by Penn-America Statutory Trust II. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.
On December 4, 2002, Penn-America Statutory Trust I, a business trust subsidiary formed by Penn-America Group, issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 400 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn-America Statutory Trust I with respect to distributions and payments of these securities.
Proceeds from the sale of Trust Preferred Securities of $15.0 million and $0.5 million of floating rate common securities issued to Penn-America Group, Inc. by Penn-America Statutory Trust I were used to acquire $15.5 million of floating rate junior subordinated deferrable interest rate debentures issued by the Company. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by Penn-America Statutory Trust I. In 2002, Penn-America Group, Inc. contributed net proceeds of $14.5 million for these junior subordinated debentures to Penn-America Insurance Company to support the business growth in its insurance subsidiaries.
On September 5, 2003, we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company, LLC and The AMC Group, L.P.

Commitments
We have commitments in the form of operating leases, obligations to fund limited partnerships, revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of June 30, 2005, contractual obligations related to United America Indemnity’s commitments were as follows:

		Payment Due by Period
		1 Year	2 to 3 Years	4 to 5 Years
		7/1/05 –	7/1/06 –	7/1/08 –	6 Years
(Dollars in thousands)	Total	6/30/06	6/30/08	6/30/010	and Later
Capital leases (1)	$2,740	$548	$1,096	$1,096	$—
Operating leases (2)	20,958	3,284	3,190	2,384	12,100
Commitments to fund limited partnerships (3)	4,697	4,697	—	—	—
Discretionary demand line of credit (4)	109	16	62	31	—
Senior notes (5)	109,878	3,642	7,285	7,285	91,666
Junior subordinated debentures (6)	152,298	4,450	8,011	8,011	131,826
Revolving line of credit	3,025	3,025	—	—	—
Term Loans	4,480	703	1,329	962	1,486
Unpaid losses and loss adjustment expenses obligations (7)	1,998,390	479,993	685,647	346,649	486,101

Total	$2,296,575	$500,358	$706,620	$366,418	$723,179

(1)	Penn Independent Group leases its home office facility in Hatboro, Pennsylvania from Irvin Saltzman, father of United America Indemnity’s President, Jon S. Saltzman, and a director of Penn Independent Corporation through January 24, 2005. The lease is accounted for as a capital lease, and management believes that the lease terms are at market rates. Penn-America Group also leases a portion of the building in which Penn Independent Group’s home office facility is located. In connection with the acquisition, we are under a post-closing obligation to either (i) enter into a lease for the Hatboro facility for a term of at least 10 years or (ii) purchase the Hatboro facility and related land on terms to be agreed upon. At this time, we are still exploring both options.

(2)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(3)	We are required to commit additional capital to certain limited partnership investments during future periods. Because the timing of the payments is not specified by the limited partnership agreements, all such commitments are treated as current obligations for the purpose of this table. $0.7 million of the commitment was funded during July 2005 reducing the unfunded commitment to $3.9 million.

(4)	There were no outstanding borrowings against the discretionary demand line of credit as of June 30, 2005. The amounts shown above represent fees due on the amount available for borrowing.

(5)	On July 20, 2005, U.N. Holdings II, Inc. sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, U.N. Holdings II, Inc. is required to prepay $18.0 million of the principal amount. On July 20, 2015, U.N. Holdings II, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd. Proceeds from the notes were used to prepay $72.8 million in principal and related interest due as of July 20, 2005 under senior notes issued by Wind River Investment Corporation (“Wind River”) to the Ball family trusts in September 2003. The terms of the prepayment agreement required the Ball family trusts to reimburse Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that U.N. Holdings II, Inc. is estimated to incur under the new senior notes. It is anticipated that the total amount of these reimbursements of approximately $1.3 million will be recorded as a gain on the early extinguishment of debt.

(6)	See discussion in Capital Resources.

(7)	See discussion in Liability for Unpaid Losses and Loss Adjustment Expenses.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Capital Resources” section of “Liquidity and Capital Resources”.
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
Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions, and statements about the future performance, operations, products and services of the companies.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, foreign exchange rates and commodity prices. Our consolidated balance sheet includes assets with estimated fair value that are subject to market risk. Our primary market risks are interest rate risk and credit risk associated with investments in fixed maturities and equity price risk associated with investments in equity securities. We have no foreign exchange or commodity risk.
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
As of June 30, 2005, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds and certain preferred stocks to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)
		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,132,558	$68,093	6.4%
(100)	1,098,898	34,898	3.3%
No change *	1,056,208	—	0.0%
100	1,025,608	(37,622)	(3.6%)
200	985,483	(76,593)	(7.3%)

*	The “no change” value represents fixed income securities with a market value of $1,053.9 million and $2.3 million of preferred stock securities whose prices change inversely with interest rate movements.
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
With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts for collateral. As of June 30, 2005, $695.8 million of collateral was held in trust to support the reinsurance receivables.
Equity Price Risk
The objective for our equity portfolio is to achieve positive active returns primarily through specific stock selection while constructing and managing the equity portfolio with the most efficient ratio of return to risk. Our strategy is based upon the belief that the equity market is extremely efficient in that all publicly available information about a company is immediately reflected in its current stock price, however, inefficiencies do exist.
Seeking active returns, exclusively from stock selection means that we minimize all other portfolio risk for which we believe an investor is not adequately compensated, which includes market timing and sector, capitalization, and style biases. As part of our strategy, stocks are sold when their risk/return profile is no longer attractive.
The carrying values of investments subject to equity prices are based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and thus the amount realized in the subsequent sale of and investment may differ from the reported market value. Fluctuation in the market price of a security results from perceived changes in the underlying economic makeup of a stock, the price of alternative investments and overall market conditions.
As of June 30, 2005, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10%, and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.
(Dollars in thousands)

		Hypothetical
	Estimated Fair Value	Percentage Increase
Hypothetical Price	after Hypothetical	(Decrease) in
Change	Change in Prices	Shareholders’ Equity
(20%)	$49,920	(2.0%)
(10%)	56,160	(1.0%)
No change	62,400	—
10%	68,640	1.0%
20%	74,880	2.0%

The table does not include $2.3 million of preferred stock securities whose price changes inversely with interest rate movements. These securities are included in the Interest Rate Risk table.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our chief executive officer and chief financial officer have concluded that as of June 30, 2005, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.
Changes in Internal Controls
On January 24, 2005, the Company completed its merger with Penn-America and the acquisition of Penn Independent. We continue to integrate the disclosure and financial reporting processes and related internal controls relating to these entities. Other than the impact of the merger with Penn-America and the acquisition of Penn Independent, there have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings
Our Insurance Operations and our Agency Operations are, from time to time, involved in various legal proceedings in the ordinary course of business. We purchase insurance and reinsurance policies covering such risks in amounts that we consider adequate. However, there can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.
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
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders on May 4, 2005 (the “Annual Meeting”):
1. Approval of the appointments of the following nominees to our Board of Directors.

Nominee	Votes For	Votes Against	Votes Abstained
Saul A. Fox	140,470,469	2,865,007	798,311
Edward J. Noonan	141,357,404	1,749,122	1,027,261
Troy W. Thacker	140,380,959	2,898,821	854,007
W. Dexter Paine, III	140,905,260	2,201,266	1,027,261
Russell C. Ball, III	141,136,114	2,199,362	798,311
Michael J. McDonough	141,079,479	2,200,301	854,007
John J. Hendrickson	141,136,177	2,199,299	798,311
Kenneth J. Singleton	143,849,861	201,145	82,781
Stephen A. Cozen	143,849,584	201,422	82,781
Richard L. Duszak	143,850,161	200,845	82,781
Robert A. Lear	140,907,155	2,199,694	1,026,938
Dr. M. Moshe Porat	143,883,646	167,683	82,458
2. Approval of an amendment to our Share Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
137,268,687	3,420,779	4,800	4,530,431
3. Approval of our Amended and Restated Annual Incentive Awards Program.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
144,006,992	121,411	5,384	1,090,910
4. Approval of Part I of our Integration Bonus Plan.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
143,768,647	360,166	4,974	1,090,910
5. Approval of the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2005 and of the setting of fees for the independent auditor by our Board of Directors acting by its Audit Committee.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
144,067,898	65,066	823	1,090,910
6. Approval of the appointments of the following nominees to the Wind River Insurance Company (Barbados) Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Troy W. Thacker	138,740,123	58,181
David N. King	138,796,019	2,285
Nicholas Crichlow	138,796,019	2,285
Kevin L. Tate	138,739,700	58,604
7. Approval of the appointment of PricewaterhouseCoopers, St. Michael, Barbados, as the independent auditor of Wind River Insurance Company (Barbados) Ltd. for 2005 and of the setting of fees for the independent auditor by the Board of Directors of Wind River Insurance Company (Barbados) Ltd.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
138,508,765	287,981	1,558	6,426,393
8. Approval of the appointments of the following nominees to the Wind River Insurance Company, Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Alan Bossin	138,795,245	3,059
Michael J. Tait	138,795,245	3,059
Troy W. Thacker	138,739,349	58,955
Seth D. Freudberg	138,738,453	59,851
Michael J. McDonough	138,739,349	58,955
Kevin L. Tate	138,739,449	58,855
Janita Burke Waldron (Alternate Director)	138,795,245	3,059
Kaela Keen (Alternate Director)	138,795,245	3,059
9. Approval of the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, as the independent auditor of Wind River Insurance Company, Ltd.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
138,507,927	287,996	2,381	6,426,393
The Annual Meeting was then temporarily adjourned until May 5, 2005 in order to address the matters covered by the supplemental ballot. On May 5, 2005 the Annual Meeting was reconvened and the following matters were submitted to a vote of shareholders:
1. Approval of the financial statements of Wind River Insurance Company (Barbados) Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0
2. Approval of the financial statements of Wind River Insurance Company, Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0

3. Approval of the proposal to waive the presentation of the financial statements of Wind River Services, Ltd. and the report of the independent auditors on these financial statements for approval by shareholders.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0
Item 6. Exhibits

10.1	Amended and Restated Executive Employment Agreement, dated as of January 1, 2005, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 12, 2005).

10.2	Amended and Restated Executive Employment Agreement, dated as of January 1, 2005, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K dated April 12, 2005).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant

August 9, 2005	By:	/s/ Edward J. Noonan

Date: August 9, 2005	Edward J. Noonan
Acting Chief Executive Officer

August 9, 2005	By:	/s/ Kevin L. Tate

Date: August 9, 2005	Kevin L. Tate
Chief Financial Officer