Form 10-Q
period 2005-09-30
UNITED AMERICA INDEMNITY, LTD
filed 2005-11-09
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of November 7, 2005, the registrant had outstanding 23,769,345 Class A Common Shares and 12,687,500 Class B Common Shares.

(1)	On January 24, 2005, we completed our merger with Penn-America Group, Inc., as well as our acquisition of Penn Independent Corporation. In connection with the transactions, our shareholders approved a change in our name from United National Group, Ltd. to United America Indemnity, Ltd. Under purchase accounting rules, our results for the nine months ended September 30, 2005 reflect the addition of Penn-America Group, Inc. and Penn Independent Corporation from January 25, 2005 through September 30, 2005. All prior period results reflect only the results of operations of United America Indemnity.
As used in this quarterly report, unless the context requires otherwise, 1) “United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries; 2) our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc. (corporate name changed from U.N. Holdings II, Inc. on September 15, 2005), U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc., Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations; 3) our “U.S. Insurance Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc.’s subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies; 4) the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company; 5) the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; 6) the “Agency Operations” refers to Penn Independent Corporation, PIC Holdings, Inc., Penn Independent Financial Services, Inc., Penn Oceanic Insurance Co., Ltd. (Barbados), Residential Underwriting Agency, Inc., Stratus Insurance Services, Inc., Stratus Web Builder, Inc., Apex Insurance Agency, Inc., Apex Insurance Services of Illinois, Inc., Summit Risk Services, Inc., Delaware Valley Underwriting Agency, Inc. (“DVUA”), DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., and DVUA Virginia, Inc.; 7) our “Non-U.S. Subsidiaries” refers to our Non-U.S. Insurance Operations, U.A.I. (Gibraltar) Limited, U.A.I. (Gibraltar) II Limited, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.; 8) our “Non-U.S. Insurance Operations” refers to the insurance and reinsurance and related operations of Wind River Barbados and Wind River Bermuda; 9) “Wind River Barbados”

refers to Wind River Insurance Company (Barbados) Ltd.; 10) “Wind River Bermuda” refers to Wind River Insurance Company, Ltd.; 11) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., and Wind River (Luxembourg) S.ar.l.; 12) “United National Group” refers to our U.S. Insurance Operations, Emerald Insurance Company, and Loyalty Insurance Company (dissolved on December 9, 2004); 13) the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I and Penn-America Statutory Trust II; 14) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; and 15) “$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(In thousands, except share amounts)

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,093,700 and $575,298)	$1,089,361	$585,385
Preferred shares:
Available for sale securities, at fair value (cost: $7,110 and $4,804)	6,968	5,112
Common shares:
Available for sale securities, at fair value (cost: $52,909 and $34,004)	58,905	37,894
Other invested assets	51,366	53,756

Total investments	1,206,600	682,147

Cash and cash equivalents	184,777	242,123
Accounts receivable	22,429	—
Agents’ balances, net	76,703	47,132
Reinsurance receivables, net	1,365,244	1,531,863
Accrued investment income	13,013	7,141
Federal income taxes receivable	81	—
Deferred federal income taxes, net	17,540	28,372
Deferred acquisition costs, net	55,301	29,735
Goodwill	97,808	—
Prepaid reinsurance premiums	46,802	42,623
Other assets	55,277	14,801

Total assets	$3,141,575	$2,625,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,977,128	$1,876,510
Unearned premiums	270,143	152,166
Federal income taxes payable	—	1,943
Amounts held for the account of others	12,261	10,234
Ceded balances payable	31,510	22,698
Insurance premium payable	31,442	—
Payable for securities	1,424	—
Senior notes payable	90,000	—
Senior notes payable to related party	—	72,848
Junior subordinated debentures	61,857	30,929
Notes and loans payable	7,023	—
Other liabilities	41,133	26,056

Total liabilities	2,523,921	2,193,384

Commitments and contingencies (Note 11)	—	—

Minority interest	139	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 23,765,254 and 15,585,653 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	502,085	356,725
Accumulated other comprehensive income	10,814	15,507
Retained earnings	104,612	60,318

Total shareholders’ equity	617,515	432,553

Total liabilities and shareholders’ equity	$3,141,575	$2,625,937

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(In thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Gross premiums written	$163,593	$108,657	$462,955	$314,733

Net premiums written	$134,863	$78,243	$380,678	$205,043

Net premiums earned	$121,987	$60,933	$343,901	$165,751
Agency commission and fee revenues	12,432	—	28,799	—
Net investment income	11,041	5,010	34,023	13,637
Net realized investment gains (losses)	572	(1,080)	350	(687)

Total revenues	146,032	64,863	407,073	178,701

Losses and Expenses:
Net losses and loss adjustment expenses	80,693	34,616	215,511	98,395
Acquisition costs and other underwriting expenses	39,359	22,645	107,507	53,255
Agency commission and operating expenses	11,082	—	28,175	—
Corporate and other operating expenses	743	1,452	5,216	4,410
Interest expense	2,664	1,378	6,760	4,087

Income before income taxes	11,491	4,772	43,904	18,554
Income tax expense (benefit)	1,868	(1,425)	2,094	(2,551)

Net income before minority interest and equity in net income of partnerships	9,623	6,197	41,810	21,105
Minority interest, net of taxes	(7)	—	2	—
Equity in net income of partnerships	631	309	1,056	926

Net income before extraordinary gain	10,247	6,506	42,868	22,031
Extraordinary gain	—	1,195	1,426	1,195

Net income	$10,247	$7,701	$44,294	$23,226

Per share data:

Net income before extraordinary gain:
Basic	$0.28	$0.23	$1.20	$0.78

Diluted	$0.28	$0.23	$1.18	$0.77

Extraordinary gain:
Basic	$—	$0.04	$0.04	$0.04

Diluted	$—	$0.04	$0.04	$0.04

Net income:
Basic	$0.28	$0.27	$1.24	$0.82

Diluted	$0.28	$0.27	$1.22	$0.81

Weighted-average number of shares outstanding:
Basic	36,437,908	28,268,716	35,704,208	28,254,998

Diluted	37,118,156	28,771,120	36,388,955	28,829,597

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(In thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$10,247	$7,701	$44,294	$23,226

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(8,935)	9,646	(6,603)	3,878
Less: Reclassification adjustment for gains (losses) included in net income	186	(727)	(844)	(554)

Other comprehensive income (loss), before tax	(9,121)	10,373	(5,759)	4,432
Income tax expense (benefit) related to items of other comprehensive income	(1,159)	3,305	(1,066)	946

Other comprehensive income (loss), net of tax	(7,962)	7,068	(4,693)	3,486

Comprehensive income, net of tax	$2,285	$14,769	$39,601	$26,712

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	(Unaudited)
	Nine Months Ended	Year Ended
	September 30, 2005	December 31, 2004
Class A common shares:
Number at beginning of period	15,585,653	15,115,003
Common shares issued in merger	7,930,536	—
Common shares issued (retired) under share incentive plans	219,331	(200)
Common shares issued in IPO	—	462,500
Common shares issued to directors	29,734	8,350

Number at end of period	23,765,254	15,585,653

Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Class A common shares:
Balance at beginning of period	$2	$2
Common shares issued	1	—

Balance at end of period	$3	$2

Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$356,725	$347,487
Contributed capital from Class A common shares issued	142,605	7,312
Other	2,755	1,926

Balance at end of period	$502,085	$356,725

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$15,507	$10,031
Other comprehensive income	(4,693)	5,476

Balance at end of period	$10,814	$15,507

Retained earnings:
Balance at beginning of period	$60,318	$23,271
Net income	44,294	37,047

Balance at end of period	$104,612	$60,318

Total shareholders’ equity	$617,515	$432,553

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:

Net income	$44,294	$23,226
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	135	135
Amortization and depreciation	1,419	—
Restricted stock expense	2,840	415
Extraordinary gain	(1,426)	(1,195)
Deferred federal income taxes	(2,187)	2,572
Amortization of bond premium and discount, net	5,046	2,282
Net realized investment (gains) losses	(350)	687
Equity in net earnings of partnerships	(1,326)	(926)
Changes in:
Agents’ balances	(7,461)	11,189
Account receivables	15,024	—
Reinsurance receivables	210,527	112,031
Unpaid losses and loss adjustment expenses	(134,574)	(94,745)
Unearned premiums	33,699	(19,097)
Ceded balances payable	1,483	(30,084)
Insurance premiums payable	(14,927)	—
Other liabilities	(3,162)	(12,004)
Amounts held for the account of others	1,904	(4,851)
Contingent commissions	(1,131)	58
Federal income tax receivable	(451)	(6,676)
Prepaid reinsurance premiums	3,080	58,390
Deferred acquisition costs, net	(26,159)	(17,493)
Other — net	2,812	(1,659)

Net cash provided by operating activities	129,109	22,255

Cash flows from investing activities:
Proceeds from sale of bonds and stocks	223,389	187,958
Proceeds from maturity of bonds	38,046	—
Proceeds from sale of other invested assets	10,201	1,795
Purchase of bonds and stocks	(414,570)	(242,613)
Purchase of other invested assets	(913)	(2,434)
Acquisition of business, net of cash acquired	(58,529)	—

Net cash used for investing activities	(202,376)	(55,294)

Cash flows from financing activities:
Net proceeds from IPO of common shares	—	7,312
Borrowing under credit facility	3,490	—
Repayments of credit facility	(3,869)	—
Dividends paid to minority shareholders	(22)	—
Capital lease obligations	(238)	—
Issuance of senior notes payable	90,000	—
Retirement of senior notes payable to related party	(72,848)	—
Change in other debt	(592)	—

Net cash provided by financing activities	15,921	7,312

Net change in cash and cash equivalents	(57,346)	(25,727)
Cash and cash equivalents at beginning of period	242,123	214,796

Cash and cash equivalents at end of period	$184,777	$189,069

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
The consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries, Wind River Insurance Company (Barbados) Ltd. (“Wind River Barbados”), U.A.I. (Gibraltar) Limited, U.A.I. (Gibraltar) II Limited, U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., U.A.I. (Ireland) Limited, Wind River (Luxembourg) S.ar.l., Wind River Insurance Company, Ltd. (“Wind River Bermuda”), Wind River Services, Ltd., United America Indemnity Group, Inc. (“United America Indemnity Group”), U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc. (“AIS”), American Insurance Adjustment Agency, Inc., International Underwriters, LLC, United National Insurance Company (“UNIC”), Penn Independent Corporation (“PIC”), PIC Holdings, Inc. (“PIC Holdings”), Residential Underwriting Agency, Inc., Delaware Valley Underwriting Agency, Inc., DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., DVUA Virginia, Inc., Penn Oceanic Insurance Company, Ltd., Penn Independent Financial Services, Inc., Apex Insurance Agency, Inc., Apex Insurance Services of Illinois, Inc., Summit Risk Services Inc., Stratus Insurance Services, Inc., Stratus Web Builder, Inc., Penn-America Group, Inc., Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, Diamond State Insurance Company (“Diamond State”), United National Specialty Insurance Company (“United National Specialty”), United National Casualty Insurance Company (“United National Casualty”), J.H. Ferguson & Associates, LLC (“J.H. Ferguson”), Emerald Insurance Company, and Loyalty Insurance Company. All significant intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements as of September 30, 2005 and for the quarter and nine months ended September 30, 2005 and 2004 are unaudited, but in the opinion of management have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The consolidated financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the quarter and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results of a full year. The accompanying notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K.
The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), Penn-America Statutory Trust I (“Penn Trust I) and Penn-America Statutory Trust II (“Penn Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, revised December 2003, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $60.0 million in floating rate capital securities (“Trust Preferred Securities”) and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities.
In July 2005, Wind River Barbados, through a series of tax-exempt transactions, contributed the Company’s U.S. Subsidiaries to U.A.I. (Luxembourg) Investment S.ar.l.

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
Acquisition of Penn Independent Corporation
On January 24, 2005, the Company acquired 100% of the voting equity interest of Penn Independent Corporation (together with its subsidiaries, “Penn Independent Group”), a wholesale broker of commercial insurance for small and middle market businesses, public entities, and associations, from Penn Independent Group’s shareholders for $98.5 million in cash. Penn Independent Group also owns, through its wholly owned subsidiary PIC Holdings, Inc., 30.5% of the voting equity interest of Penn-America Group, Inc. Upon the acquisition of Penn Independent Group, the Company also indirectly acquired Penn Independent Group’s shares of Penn-America Group, Inc. common stock. Penn Independent Group’s results of operations are included in the Company’s results of operations subsequent to the date of the acquisition. In accordance with the terms of the acquisition, $6.0 million of the purchase price was placed in escrow on January 24, 2005 to secure potential indemnification for pre-closing taxes and damages resulting from breach of warranties, representations or covenants due to the Company under the terms of the stock purchase agreement between the Company, Penn Independent Corporation, its former principal shareholders and Irvin Saltzman. Funds escrowed were or are scheduled to be released to Irvin Saltzman in $2.0 million installments net of any claims filed by the Company on July 24, 2005, January 24, 2006 and July 24, 2006. The Company has filed no claims under the escrow agreement to date.

UNITED AMERICA INDEMNITY, LTD.
NOTES CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The $98.5 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Penn
Independent
Group
Assets:
Investment in 30.5% of Penn-America Group, Inc. Class A common stock	$65,440
Other investments and cash	23,697
Premium receivable	37,453
Accrued investment income	21
Federal income taxes receivable	1,181
Intangible assets	2,695
Capital lease	1,222
Other assets	1,903

Total	133,612

Liabilities:
Insurance premiums payable	47,162
Deferred federal income taxes, net	7,050
Federal income taxes payable	224
Other liabilities	8,571
Notes and loans payable	5,703

Total	68,710

Minority interest	431

Estimated fair value of net assets acquired	64,471

Purchase price	98,540

Goodwill	$34,069

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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

	$37,430

Penn-America Group leased its home office facility in Hatboro, Pennsylvania from Irvin Saltzman through October 18, 2005, and the lease was accounted for as a capital lease. On October 19, 2005, AIS, an indirect wholly owned subsidiary of the Company, purchased the Hatboro facility from Irvin Saltzman for $5.5 million in cash, and incurred $0.1 million in expenses related to the acquisition. See Note 18 for details.
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
As a result of the purchase price allocation, as disclosed above in Note 2, all of the investments of Penn Independent Corporation and Penn-America Group, Inc. at January 24, 2005 were adjusted to their fair value on that date. Therefore, the book value of the investments of Penn Independent Corporation and Penn-America Group, Inc. on January 24, 2005 were adjusted to fair value prospectively for the Company.
The Company regularly performs various analytical valuation procedures with respect to its investments, including identifying any security where the fair value is below its cost. Upon identification of such securities, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed and (5) changes in laws or regulations have affected an issuer or industry.
The amount of any write-down is included in earnings as a realized loss in the period in which the impairment arose.
For equity securities, a decline in value is other than temporary if an unrealized loss has either (1) persisted for more than 12 continuous months or, (2) the value of the investment has been 20% or more below cost for six continuous months or more. For securities with significant declines in value for periods shorter than six continuous months, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value.
During the quarter and nine months ended September 30, 2005, the Company recorded realized investment losses for other than temporary impairments of $0.7 million and $0.8 million, respectively, on its common stock portfolio. The Company recorded other than temporary impairment losses of $0.2 million for the quarter and nine months ended September 30, 2004 on its common stock portfolio.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Fair value is defined as the amount at which the instrument could be exchanged in a current transaction with willing parties. The fair values of the Company’s investments in bonds and stocks are determined on the basis of quoted market prices. The Company also holds other invested assets, including investments in several limited partnerships, which were valued at $51.4 million and $53.8 million as of September 30, 2005 and December 31, 2004, respectively. Several of these partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of September 30, 2005 and December 31, 2004, the Company’s other invested assets portfolio included $15.1 million and $20.4 million, respectively, in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.
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
As of September 30, 2005, the Company holds a single derivative instrument, an interest rate swap. In accordance with SFAS 133, the interest rate swap is designated as a cash flow hedge, and is recorded on the balance sheet at fair value. Changes in fair value are recorded in other comprehensive income and are reclassified to net income when impacted by the variability of the cash flow of the hedged item.
The primary objective of the Company’s interest rate swap was to hedge risk arising from interest rate volatility related to $15.0 million of Trust Preferred Securities issued by Penn Trust I. The Company has designated the $15.0 million of junior subordinated debentures issued by Penn-America Group, Inc. to Penn Trust I as the hedged item. The junior subordinated debentures have the same terms with respect to maturity, payment and distributions as the Trust Preferred Securities issued by Penn Trust I. The Company’s strategy is to convert distributions based on a floating rate on its junior subordinated debentures with Penn Trust I to a fixed-rate basis.
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
By using derivative instruments, the Company is exposed to credit risk based on current market conditions and potential payment obligations between the Company and its counterparty. The Company has entered into the interest rate swap with a high credit quality counterparty, which is rated “A1” by Moody’s Investors Service Inc. (“Moody’s). The Company’s interest rate swap contract is governed by an International Swaps and Derivatives Association Master Agreement, and includes provisions that require collateral to be pledged by the Company or its counterparty if the current value of the interest rate swap exceeds certain thresholds. As of September 30, 2005, no collateral was held by the Company’s counterparty.
Valuation of Agents’ Balances and Accounts Receivable
The Company evaluates the collectibility of agents’ balances and accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific agent’s inability to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
receivable to the amount reasonably believed to be collectible. No such instances occurred in the quarter or nine months ended September 30, 2005. For all remaining balances, allowances are recognized for bad debts based on historical statistics of the length of time the receivables are past due. The allowance for bad debts was $0.3 million and $0.1 million as of September 30, 2005 and December 31, 2004, respectively. For the quarter ended September 30, 2005, there were net bad debts written off of $.03 million.
Goodwill and Intangible Assets
Effective July 1, 2001, the Company’s predecessor adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, the Company recorded $98.0 million of goodwill as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc. The fair value of Penn Independent Corporation’s contingent commissions paid or received after January 24, 2005 that are related to business written prior to that date is recognized as a reduction of goodwill. As a result, the carrying amount of goodwill at September 30, 2005 has been reduced to $97.8 million.
In accordance with SFAS 142, the Company tests for impairment of goodwill and other indefinite lived assets at least annually. The Company will perform its annual impairment review of goodwill and other indefinite lived assets during the fourth quarter of 2005. Nothing has been noted to date that would indicate that goodwill and other indefinite lived assets are impaired as of September 30, 2005.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. No impairments of intangible assets that are not deemed to have indefinite life were recognized in the quarter or nine months ended September 30, 2005.
As of September 30, 2005, intangible assets are as follows:

(Dollars in thousands)			Accumulated
Description	Life	Cost	Amortization	Net
Tradenames	Indefinite	$16,570	$—	$16,570
Agency relationships	12 years	16,620	950	15,670
State insurance licenses	Indefinite	6,000	—	6,000
Software technology	3 years	500	114	386
Customer contracts	3 years	435	11	424

		$40,125	$1,075	$39,050

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
In accordance with FIN 46, the Company is not permitted to consolidate the Company’s business trust subsidiaries, which in the aggregate issued $60.0 million of Trust Preferred Securities and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at September 30, 2005.
Revenue Recognition
Premiums written are recognized as earned ratably over the terms of the respective policies.
Commissions earned by the Agency Operations, which consists solely of the operations of Penn Independent Group, are recognized at the underlying issued policy effective date. Contingent profit commissions received by the Agency Operations are based on the claims experience of the policies underwritten for insurance companies and are recognized in the period received. Upon the acquisition of Penn Independent Corporation, the fair value of its contingent commissions received after January 24, 2005 related to business written prior to the acquisition date was recognized as a reduction of goodwill.
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
Extraordinary Gain
The extraordinary gain of $1.4 million for the nine months ended September 30, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Company’s acquisition of Wind River Investment Corporation (the “Wind River Acquisition”), which are currently considered to be deductible for federal tax purposes.
Earnings Per Share
Basic earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average share equivalents outstanding.
New Accounting Pronouncements
In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-01 includes new disclosure

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective and have been adopted for the year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF 03-01 when final guidance is released.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company has previously adopted the requirements of SFAS 123, which require companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the next fiscal year beginning after December 15, 2005. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted, modified or vested and the impact on compensation expense related to such awards in the consolidated financial statements.
In May 2005, SFAS 154 “Accounting Changes and Error Corrections” (“SFAS 154”), replaced APB Opinion No. 20 “Accounting Changes” (“APB 20”) and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changed the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
APB 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate effected by a change in an accounting principle. This statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
On September 19, 2005, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” AcSEC defines an internal replacement of an insurance contract as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by an amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is still evaluating the impact, if any, this guidance will have on its consolidated financial statements.
4. Investments
Certain cash balances, cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair market value of bonds available for sale and on deposit or held in trust were as

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
follows as of September 30, 2005 and December 31, 2004:

(Dollars in thousands)	Estimated Fair Value
	September 30, 2005	December 31, 2004
On deposit with governmental authorities	$47.2	$30.1
Intercompany trust held for the benefit of U.S. policyholders	521.1	405.6
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5.6	5.5

Total	$573.9	$441.2

The cost and estimated fair value of investments classified as available for sale were as follows as of September 30, 2005 and December 31, 2004:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2005
Bonds:
Obligations of states and political subdivisions	$404,249	$5,590	$(1,852)	$407,987
Mortgage-backed securities	273,623	202	(3,234)	270,591
U.S. treasury and agency obligations	168,931	233	(2,676)	166,488
Corporate notes	246,897	465	(3,067)	244,295

Total bonds	1,093,700	6,490	(10,829)	1,089,361
Common stock	52,909	6,763	(767)	58,905
Preferred stock	7,110	130	(272)	6,968

Total	$1,153,719	$13,383	$(11,868)	$1,155,234

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2004
Bonds:
Obligations of states and political subdivisions	$299,525	$8,700	$(315)	$307,910
Mortgage-backed securities	52,690	456	(3)	53,143
U.S. treasury and agency obligations	163,108	285	(979)	162,414
Corporate notes	59,975	2,215	(272)	61,918

Total bonds	575,298	11,656	(1,569)	585,385
Common stock	34,004	4,338	(448)	37,894
Preferred stock	4,804	418	(110)	5,112

Total	$614,106	$16,412	$(2,127)	$628,391

The Company held no debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at September 30, 2005 or December 31, 2004.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2005:

				Gross Unrealized Losses
	Number		Cost or		Six	Between
	of	Fair	Amortized		Months or	Seven Months and	Greater than
(Dollars in thousands)	Securities	Value	Cost	Total	Less	One Year	One Year
Bonds	459	$790,271	$801,100	$10,829	3,461	$5,911	$1,457
Preferred Stock	8	3,987	4,259	272	71	201	—
Common Stock	185	14,109	14,876	767	644	123	—

				$11,868	$4,176	$6,235	$1,457

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by the Company as of September 30, 2005, concluded that the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 3 of the “Summary of Significant Accounting Policies.”

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the quarter and nine months ended September 30, 2005, the Company recorded other than temporary losses of $0.7 million and $0.8 million, respectively, on its common stock portfolio. During the quarter and nine months ended September 30, 2004, the Company recorded other than temporary losses of $0.2 million on its common stock portfolio.
The amortized cost and estimated fair value of bonds classified as available for sale at September 30, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$38,194	$37,947
Due after one year through five years	283,431	279,086
Due after five years through ten years	259,906	259,070
Due after ten years	238,546	242,666
Mortgage-backed securities	273,623	270,592

	$1,093,700	$1,089,361

There were no investments in bonds that were non-income producing for the quarters or nine months ended September 30, 2005 and 2004.
5. Reinsurance
The Company cedes insurance to unrelated insurers on a pro rata (“quota share”) and excess of loss basis in the ordinary course of business to limit its net loss exposure. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer. Moreover, reinsurers may fail to pay us due to a lack of reinsurer liquidity, perceived improper underwriting, losses for risks that are excluded from reinsurance coverage, and other similar factors, all of which could adversely affect the Company’s financial results.
As a result of the United National Insurance Companies’ review of their unpaid loss and loss adjustment expenses and related reinsurance receivables, unpaid loss and loss adjustment expenses and reinsurance receivables were reduced by $111.4 million during the nine months ended September 30, 2005. Also during the nine months ended September 30, 2005, the United National Insurance Companies decreased their estimates of discounting/risk margin purchase adjustments by $27.7 million. These adjustments had no impact on the net income of the Company during the quarter and nine months ended September 30, 2005.
At September 30, 2005 and December 31, 2004, the Company carried reinsurance receivables of $1,365.2 million and $1,531.9 million, respectively. These amounts are net of Wind River purchase accounting adjustments of $21.7 million and $49.4 million, respectively, arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River Acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustments have decreased to $21.7 million as of September 30, 2005 and both will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million estimate of uncollectible reinsurance at the time of the Wind River Acquisition has been subsequently reduced to $28.9 million at September 30, 2005 and $28.7 million at December 31, 2004, primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At September 30, 2005 and December 31, 2004, the Company held collateral securing its reinsurance receivables of $675.1 million and $705.6 million, respectively. Prepaid reinsurance premiums were $46.8 million and $42.6 million at September 30, 2005 and December 31, 2004, respectively. Reinsurance receivables, net of collateral held, were $690.1 million and $826.3 million at September 30, 2005 and December 31, 2004, respectively.
Since the Wind River Acquisition date, an allowance for uncollectible reinsurance of $0.1 million has been established as a result of the Company’s regular review of the collectibility of recorded reinsurance receivables due from its external reinsurers.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In 2005, the Non-U.S. Insurance Operations commenced offering reinsurance to the Penn-America Insurance Companies through a quota share arrangement. This reinsurance arrangement resulted in 30% of Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005 being ceded to Wind River Bermuda, an affiliated company. The agreement also stipulates that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.
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
Effective June 1, 2005, United America Indemnity Group, on behalf of the United National Insurance Companies and the Penn-America Insurance Companies, purchased property catastrophe reinsurance from various unrelated reinsurers providing coverage for catastrophic events. This new reinsurance agreement provides per occurrence protection of $25.0 million in excess of $5.0 million (“UAIG Catastrophe Reinsurance Treaty”). Separately, the Penn-America Insurance Companies purchased underlying reinsurance coverage of $3.0 million in excess of $2.0 million per occurrence (“Penn-America Catastrophe Reinsurance Treaty”). Both reinsurance agreements provide for one reinstatement of coverage.
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
U.A.I. (Ireland) Limited is a tax resident in Ireland, and therefore, is subject to taxation in Ireland on its income and gains, if any.
United America Indemnity Group and its subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns.
U.A.I. (Gibraltar) Limited and U.A.I. (Gibraltar) II Limited are tax-exempt companies in Gibraltar subject to a tax exempt certificate issued by the Gibraltar authorities. They are therefore exempt from all Gibraltar taxes and gains made by the Company.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes for the quarter ended September 30, 2005 of $11.5 million represents $1.5 million from the Non-U.S. Subsidiaries and $10.0 million from the U.S. Subsidiaries. The Company’s income before income taxes for the nine months ended September 30, 2005 of $43.9 million represents $28.0 million from the Non-U.S. Subsidiaries and $15.9 million from the U.S. Subsidiaries. The following table summarizes the differences between the tax provision under APB 28 “Interim Financial Reporting” for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended		Quarter Ended
	September 30, 2005		September 30, 2004
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	3,495	30.4%	$(991)	(20.8)%
Adjustments:
Tax exempt interest	(1,284)	(11.2)	(1,127)	(23.6)
Dividend exclusion	(86)	(0.7)	(35)	(0.7)
Non-resident withholding	—	—	148	3.1
Other	(257)	(2.2)	580	12.1

Actual Taxes	$1,868	16.3%	$(1,425)	(29.9)%

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$5,574	12.7%	$(233)	(1.3)%
Adjustments:
Tax exempt interest	(3,845)	(8.7)	(3,465)	(18.7)
Dividend exclusion	(242)	(0.6)	(103)	(0.6)
Non-resident withholding	—	—	437	2.4
Other	607	1.4	813	4.4

Actual Taxes	$2,094	4.8%	$(2,551)	(13.8)%

In the nine months ended September 30, 2005, the Company recognized an extraordinary gain of $1.4 million for tax benefits derived from acquisition costs included as a reduction in equity as a result of the Company’s acquisition of Wind River Investment Corporation, that have been or will be deducted in the future from income for federal tax purposes. The Company did not recognize any extraordinary gains for the quarter ended September 30, 2005. During the quarter ended September 30, 2005, the Company recorded $1.4 million in tax expense associated with an increase in estimated U.S. ceding commission income earned by the United National Insurance Companies under a quota share arrangement with Wind River Bermuda and Wind River Barbados.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Liability for Unpaid Losses and Loss Adjustment Expenses
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Unpaid losses and loss adjustment expenses at beginning of period	$1,998,390	$1,995,936	$1,876,510	$2,059,760
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,414,003	1,669,693	1,531,896	1,745,737

Net balance at beginning of period	584,387	326,243	344,614	314,023
Plus unpaid losses and loss adjustment expenses acquired as a result of the merger (1)	—	—	235,192	—
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger (1)	—	—	43,908	—

Unpaid losses and loss adjustment expense subtotal	584,387	326,243	535,898	314,023

Incurred losses and loss adjustment expenses related to:
Current year	80,693	34,617	215,511	98,396
Prior years	—	—	—	—

Total incurred losses and loss adjustment expenses	80,693	34,617	215,511	98,396

Paid losses and loss adjustment expenses related to:
Current year	20,617	8,409	34,910	15,837
Prior years	27,420	15,957	99,456	60,088

Total paid losses and loss adjustment expenses	48,037	24,366	134,366	75,925

Net balance at end of period	617,043	336,494	617,043	336,494
Plus gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,360,085	1,628,521	1,360,085	1,628,521

Unpaid losses and loss adjustment expenses at end of period	$1,977,128	$1,965,015	$1,977,128	$1,965,015

(1)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Insurance Group.
During the quarter and nine months ended September 30, 2005, there were no net incurred losses and loss adjustment expenses attributable to insured events of prior years. However, as a result of the United National Insurance Companies’ review of their unpaid loss and loss adjustment expenses and related reinsurance receivables, unpaid loss and loss adjustment expenses and reinsurance receivables were reduced by $111.4 million during the nine months ended September 30, 2005. Also during the nine months ended September 30, 2005, the United National Insurance Companies decreased their estimates of discounting/risk margin purchase adjustments by $27.7 million. These adjustments had no impact on the net income of the Company during the quarter or nine months ended September 30, 2005.
During the nine months ended September 30, 2005, the Penn-America Insurance Companies also reduced their estimate for unpaid losses and loss adjustment expenses for the property lines of business by $2.8 million relating primarily to accident year 2004. This decrease was offset by a $2.8 million increase in the Company’s estimate for unpaid loss and loss adjustment expenses for the liability lines of business. These changes in estimates to the property and liability lines of business resulted in a decrease to the 2004 accident year by $6.5 million which was offset by an increase of $6.5 million relating primarily to accident years 1996 to 2001. These changes in estimates had no impact on the net income of the Company during the quarter or nine months ended September 30, 2005.
In 2003, Penn-America Insurance Companies received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued each with a $0.5 million indemnity policy aggregate limit of liability. At

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
September 30, 2005, the Company’s loss and loss adjustment expense reserves included its best estimate for its ultimate obligations for these claims based on current information.
In July 2005, United National Insurance Company made a payment of $8.0 million in consideration of its obligations under a Settlement Agreement and Release entered into with insureds under three related insurance policies. The payment was in consideration of a complete extinguishment and “buy-back” of all rights under those insurance policies. The Company had fully reserved for the $8.0 million payment in prior years. There was no impact to the Company’s income statement in 2005 as a result of this payment.
Hurricane Katrina (“Katrina”) made landfall as a Category 1 hurricane just north of Miami, Florida on August 25, 2005, then again on August 29, 2005 along the Central Gulf Coast near New Orleans, Louisiana as a Category 4 storm. The Company’s reinsurance coverage aggregates events from the same storm if they occur within 72 hours of each other. Four days elapsed between events; therefore, the second landfall was treated as a separate catastrophe event under the UAIG Catastrophe Reinsurance Treaty.
Katrina’s first landfall caused estimated gross losses of $1.5 million and estimated net losses of $0.5 million. Katrina’s second landfall caused estimated gross losses of $27.0 million and estimated net losses of $5.0 million. Hurricane Rita (“Rita”) made landfall on the Texas and Louisiana borders on September 24, 2005. Rita caused estimated gross and net losses of $3.5 million. The Company projected loss estimates from these storms on actual claim reports it has received in combination with the modeling it employs and industry loss estimates. A total of $9.0 million of net losses were recognized as a result of the hurricanes.
The Company’s current catastrophe reinsurance treaties provide for one reinstatement. The Company recorded ceded catastrophe losses of $3.0 million on the Penn-America Catastrophe Reinsurance Treaty and $19.0 million on the UAIG Catastrophe Reinsurance Treaty as a result of Katrina’s second landfall. The UAIG Catastrophe Reinsurance Treaty has first event coverage of $6.0 million still available. The Company accrued a total of $1.8 million towards the purchase of reinstatement coverage under the UAIG Catastrophe Reinsurance Treaty and the Penn-America Catastrophe Reinsurance Treaty. As a result of these reinstatements, the Company has $25.0 million of coverage excess of a $5.0 million retention under the UAIG Catastrophe Reinsurance Treaty and $3.0 million excess of a $2.0 million retention under the Penn-America Catastrophe Reinsurance Treaty in the event of a second major catastrophe event.
8. Debt
Junior Subordinated Debentures
The junior subordinated debentures described below were assumed by the Company in its merger with Penn-America Group, Inc.
On May 15, 2003, Penn Trust II, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 410 basis points over three-month London Interbank Offered Rates (“LIBOR”). Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn Trust II with respect to distributions and payments of these securities.
Proceeds from the sale of the Trust Preferred Securities of $15.0 million and $0.5 million of floating rate common securities issued to Penn-America Group, Inc. by Penn Trust II were used to acquire $15.5 million of floating rate junior subordinated deferrable interest rate debentures issued by Penn-America Group, Inc. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by Penn Trust II. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
On December 4, 2002, Penn Trust I, a business trust subsidiary formed by Penn-America Group, issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 400 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn Trust I with respect to distributions and payments of these securities.
Proceeds from the sale of Trust Preferred Securities of $15.0 million and $0.5 million of floating rate common securities issued to Penn-America Group, Inc. by Penn Trust I were used to acquire $15.5 million of floating rate junior subordinated deferrable interest rate debentures issued by the Company. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by Penn Trust I. In 2002, Penn-America Group, Inc. contributed net proceeds of $14.5 million for these junior subordinated debentures to Penn-America Insurance Company to support the business growth in its insurance subsidiaries.
Guaranteed Senior Notes
On July 20, 2005, United America Indemnity Group sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to prepay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.
In conjunction with the issuance of these new senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these payments of $1.3 million was recorded as a gain on the early extinguishment of debt.
9. Notes and Loans Payable
Notes Payable
Notes payable and term loans assumed through the acquisition of Penn Independent Corporation is comprised of a $4.5 million revolving line of credit which expires on November 15, 2005, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amount due on the line of credit as of September 30, 2005 is $3.3 million. The Company has agreed to a pledge agreement granting the bank a first priority perfected lien on a money market deposit account of United National Insurance Company at the bank. This account shall always have on deposit the $4.5 million required by the pledge agreement. The Company has also agreed to a security agreement granting the bank a first priority perfected lien on finance receivables of Penn Independent Financial Services, Inc. Interest expense resulting from the line of credit was $0.04 million and $0.1 million for the quarter and nine months ended September 30, 2005, respectively.
Loans Payable
Loans payable of $3.7 million as of September 30, 2005 are comprised of six loans payable to vendors, a minority shareholder and former minority shareholders. Interest expense related to loans payable was $0.04 million and $0.09 million for the quarter and nine months ended September 30, 2005, respectively.

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
The following describes the minority equity interests in the Penn Independent subsidiaries:
On February 24, 1993, Apex Insurance Agency, Inc. issued ten shares of common stock to a minority shareholder. In April 2005, Apex Insurance Agency, Inc. issued a note payable for $1.7 million, due in equal installments over 84 months, to repurchase the ten shares of common stock it issued to the minority shareholder and to meet certain contracted compensation arrangements. As of September 30, 2005, PIC Holdings owns 100% of the outstanding common stock of Apex Insurance Agency, Inc.
On December 22, 2003, Stratus Insurance Services, Inc. (“Stratus”) entered into a shareholders’ agreement with two minority shareholders issuing ten shares to each shareholder. As of September 30, 2005, these minority shareholders owned 20.0% of the outstanding shares of Stratus. As of September 30, 2005, PIC Holdings owned 80.0% of the outstanding common stock of Stratus. Minority interest as of September 30, 2005 was $0.06 million. On October 20, 2005, PIC Holdings accepted an offer from the minority shareholders of Stratus to purchase the equity interest of PIC Holdings in Stratus. The offer was made subject to the terms of a shareholders agreement between the parties. At this time the parties are in process of negotiating the final terms of the transaction. Any such transaction would not have a material impact on the financial condition or operations of the Company.
On October 15, 2004, DVUA Massachusetts, Inc. entered into a shareholders’ agreement with a minority shareholder issuing twenty shares. As of September 30, 2005, the minority shareholder owned 20.0% of the outstanding shares of DVUA Massachusetts, Inc. As of September 30, 2005, PIC Holdings owned 80.0% of the outstanding common stock of DVUA Massachusetts Agency, Inc. Minority interest as of September 30, 2005 was $0.07 million.
11. Commitments and Contingencies
Lease Commitments
Total rental expense under operating leases for the quarters ended September 30, 2005 and 2004 were $0.9 million, and $0.6 million, respectively. Total rental expense under operating leases for the nine months ended September 30, 2005 and 2004 were $2.7 million and $1.7 million, respectively. At September 30, 2005, future minimum payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2005	$924
2006	3,263
2007	2,798
2008	2,806
2009 and thereafter	11,114

Total	$20,905

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
12. Shareholders’ Equity
In connection with the merger with Penn-America Group, Inc., the Company issued 7.9 million Class A common shares valued at $141.9 million and issued options to purchase 0.2 million shares with a fair value of $1.6 million during the nine months ended September 30, 2005. The Company accrued awards under the share incentive plan of $0.2 million and $0.7 million for restricted stock and $0.4 million and $0.7 million for options to purchase the Company’s Class A common stock in the quarter and nine months ended September 30, 2005, respectively. Stockholders’ Equity increased by $0.1 million and $1.4 million as a result of 14,896 and 146,875 options exercised in the quarter ended and nine months ended September 30, 2005, respectively.
13. Compensation Plans
The Company follows SFAS 123, which establishes a fair value-based method of accounting for stock-based compensation plans.
Share Incentive Plan
The Company maintains the United America Indemnity, Ltd. Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted stock and other stock-based awards. As amended in May 2005, the Company may issue up to 5.0 million Class A common shares for issuance pursuant to awards granted under the Plan.

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
During the nine months ended September 30, 2005, the Company granted 391,492 Time-Based Options under the plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reason, and expire 10 years after grant date.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2004	1,720,164	$11.35

Options issued	524,907	$15.10
Options forfeited	(175,980)	$17.00
Options cancelled	(12,033)	$17.00
Options exercised	(146,875)	$9.54

Options outstanding at September 30, 2005	1,910,183	$11.96

Options exercisable at September 30, 2005	388,433	$8.01
The options exercisable at September 30, 2005 include the following:

Number of options
Option Price	exercisable
$5.62	1,933
$6.02	486
$6.50	256,074
$8.49	25,713
$10.00	78,875
$14.62	2,000
$17.00	22,352
$18.40	1,000
Options exercisable at September 30, 2005	388,433

During the nine months ended September 30, 2005, the Company granted an aggregate of 76,404 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). Of this grant, 4,148 Restricted Shares have since been cancelled, 37,314 Restricted Shares were forfeited, 3,042 Restricted Shares vested immediately upon issuance and the remainder will vest in 20% increments over a five-year period. During the nine months ended September 30, 2005, an aggregate of 30,664 Class A common shares with a weighted average grant date value of $17.61 per share were granted, subject to certain restrictions, to the non-employee directors of the Company under the Plan (“Director Restricted Shares”). Due to an amendment to the Directors’ Compensation Plan, effective June 30, 2005, all of these Director Restricted Shares have vested. As a result of this amendment, 17,331 units were converted into 14,977 Director Restricted Shares, which vested immediately, subject to certain holding requirements, and 10,590 Director Restricted Shares granted in 2004 and prior to June 2005 vested immediately, subject to certain holding requirements.
Annual Incentive Plans
In May 2005, shareholders approved the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (the “Awards Program”). The purpose of the Awards Program is to encourage increased efficiency and profitability and reward employees’ contributions to corporate success. All employees of the Company and its

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
In connection with the business combinations of the Company with Penn-America Group and Penn Independent Corporation, along with their respective subsidiaries, certain executives of Penn-America Group and Penn Independent Corporation entered into employment agreements which provided for the establishment of an integration bonus payable in Class A common shares of the Company in 2006 and 2007, if specified integrated company performance goals for 2005 and 2006, respectively, are achieved (the “Integration Plan”). The target integration bonus range is between one and two times the key employee’s base salary, depending on the position held. In no event will payments exceed $450,000 to any participant in any year. In May 2005, shareholders approved Part 1 of the Integration Plan. Part 1 of the Integration Plan was submitted to and approved by the Company’s shareholders in order to ensure that payments thereunder would be deductible in accordance with Section 162(m). Part 1 of the Integration Plan, which requires the Company to achieve pre-defined net income targets, provides that up to 37.5% of the total bonus opportunity is payable with respect to each bonus determination year. Certain aspects of the Integration Plan relating to Penn Independent Corporation have not yet been determined and, therefore, the Company may seek shareholder approval at a later date. Part 2 of the Annual Integration Bonus Plan provides that plan participants are eligible to receive up to 12.5% of the bonuses payable with respect to each bonus determination year if certain targets with respect to the retention of professional agents, vice presidents and assistant vice presidents are met, and also includes a component that provided the Company’s board of directors with the discretion to increase any bonus award under Part 2 of the Integration Plan. Part 2 of the Integration Plan was not submitted to the Company’s shareholders for approval under Section 162(m) because there remains a possibility that amounts payable under Part 2 may not qualify for favorable tax treatment under Section 162(m).
401(k) Plans
The Company maintains two 401(k) defined contribution plans covering substantially all U.S. employees.
For the U.S. Subsidiaries, exclusive of Penn Independent Corporation, Penn-America Group and their subsidiaries, the Company matches 75% of the first 6% contributed by the employee. In addition, the Company contributes 1% of the employee’s salary regardless of whether the employee contributes to the plan. Eligible employees are vested in the Company’s contribution and relative investment income after three years of service. Total expenses related to this plan for the quarter and nine months ended September 30, 2005 were $0.2 million and $0.8 million, respectively.
For employees of Penn Independent Corporation, Penn-America Group and their subsidiaries, the Company matches 50% of the first 6% contributed by the employee. Vesting in the Company’s contribution is immediate for eligible employees. Total expenses related to this plan for the quarter and nine months ended September 30, 2005 were $ 0.1 million and $0.4 million, respectively.

UNITED AMERICA INDEMNITY, LTD.
NOTES CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income before extraordinary gain	$10,247	$6,506	$42,868	$22,031
Extraordinary gain	—	1,195	1,426	1,195

Net income	$10,247	$7,701	$44,294	$23,226

Basic earnings per share:
Weighted average shares for basic earnings per share	36,437,908	28,268,716	35,704,208	28,254,998

Net income available to common shareholders before extraordinary gain	$0.28	$0.23	$1.20	$0.78
Extraordinary gain	—	0.04	0.04	0.04

Net income	$0.28	$0.27	$1.24	$0.82

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,118,156	28,771,120	36,388,955	28,829,597

Net income available to common shareholders before extraordinary gain	$0.28	$0.23	$1.18	$0.77
Extraordinary gain	—	0.04	0.04	0.04

Net income	$0.28	$0.27	$1.22	$0.81

15. Statutory Financial Information
GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) as prescribed or permitted by the various U.S. State Insurance Departments. The principal differences between SAP and GAAP are as follows:
•	Under SAP, investments in debt securities are carried at amortized cost, while under GAAP the Company records its debt securities at estimated fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under SAP, certain assets designated as “Non-admitted Assets” (such as prepaid expenses) are charged against surplus.

•	Under SAP, net deferred income tax assets are admitted following the application of specified criteria, with the resulting admitted deferred tax amount being credited directly to surplus.

•	Under SAP, certain premium receivables are non-admitted and are charged against surplus based upon aging criteria.

•	Under SAP, the costs and related receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related receivable settlement, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related receivable amount is based on future premium collections or policy surcharges from in-force policies.

•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

•	Under SAP, a provision for reinsurance is charged to surplus based on the authorized status of reinsurers,

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
available collateral, and certain aging criteria, whereas under GAAP, an allowance for uncollectible reinsurance is established based on management’s best estimate of the collectibility of reinsurance receivables.
The National Association of Insurance Commissioners (“NAIC”) issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital (“RBC”) standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.
The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2004, the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million and $14.0 million, respectively. The Penn-America Insurance Companies limitation includes $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the September 30, 2005 ownership percentages. For the nine months ended September 30, 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $18.0 million and $2.2 million, respectively.
The NAIC’s RBC model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”): (a) if a company’s total adjusted capital is less than or equal to 200%, but greater than 150% of its ACLRBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (b) if a company’s total adjusted capital is less than or equal to 150%, but greater than 100% of its ACLRBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (c) if a company’s total adjusted capital is less than or equal to 100%, but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (d) if a company’s total adjusted capital is less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control. Based on the standards currently adopted, total adjusted RBC for the United National Insurance Companies and the Penn-America Insurance Companies are above the Company Action Level RBC requirements as of December 31, 2004.
The following is selected information for the Company’s U.S. Insurance Subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Statutory Capital and Surplus		Statutory Net Income
	As of	As of	Year to Date	Year Ended December
(Dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2005	31, 2004
United National Insurance Companies	$358,944	$373,669	$8,707	$32,701
Penn-America Insurance Companies	162,998	140,336	26,499	16,227
16. Segment Information
In connection with the Company’s merger with Penn-America Group and acquisition of Penn Independent Group, the Company has reevaluated its segment classifications and determined that the Company will operate and manage its business through two business segments during 2005 and thereafter. The Insurance Operations segment includes the operations of the United National Insurance Companies, the Penn-America Insurance Companies and Non-U.S. Insurance Operations. The Agency Operations segment consists solely of the operations of Penn Independent Group.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies.
Gross premiums written by product class are as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Property and general liability	$407,678	$241,645
Professional liability	55,277	73,088

Total	$462,955	$314,733

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended September 30, 2005:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$163,593	$—	$—	$—	$163,593

Net premiums written	$134,863	$—	$—	$—	$134,863

Net premiums earned	$121,987	$—	$—	$—	$121,987
Agency commission and fee revenues	—	13,086	—	(654)	12,432
Net investment income	—	—	11,041	—	11,041
Net realized investment losses	—	—	572	—	572

Total revenues	121,987	13,086	11,613	(654)	146,032
Losses and Expenses:
Net losses and loss adjustment expenses	80,693	—	—	—	80,693
Acquisition costs and other underwriting expenses	39,674	—	—	(315)	39,359
Agency commission and operating expenses	—	11,399	—	(317)	11,082
Corporate and other operating expenses	—	—	743	—	743
Interest expense	—	—	2,664	—	2,664

Income before income taxes	$1,620	$1,687	$8,206	$(22)	11,491

Income tax expense					1,868

Net income before minority interest and equity in net income of partnerships					9,623
Minority interest and equity in net income of partnerships					624

Net income before extraordinary gain					10,247
Extraordinary gain					—

Net income					$10,247

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended September 30, 2004:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$108,657	$—	$—	$—	$108,657

Net premiums written	$78,243	$—	$—	$—	$78,243

Net premiums earned	$60,933	$—	$—	$—	$60,933
Agency commission and fee revenues	—	—	—	—
Net investment income	—	—	5,010	—	5,010
Net realized investment losses	—	—	(1,080)	—	(1,080)

Total revenues	60,933	—	3,930	—	64,863
Losses and Expenses:		—		—
Net losses and loss adjustment expenses	34,616	—	—	—	34,616
Acquisition costs and other underwriting expenses	22,645	—	—	—	22,645
Agency commission and operating expenses	—	—	—	—	—
Corporate and other operating expenses	—	—	1,452	—	1,452
Interest expense	—	—	1,378	—	1,378

Income before income taxes	$3,672	$—	$1,100	$—	4,772

Income tax benefit					(1,425)

Net income before minority interest and equity in net income of partnerships					6,197
Equity in net income of partnerships					309

Net income before extraordinary gain					6,506
Extraordinary gain					1,195

Net income					$7,701

Nine Months Ended September 30, 2005:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$462,955	$—	$—	$—	$462,955

Net premiums written	$380,678	$—	$—	$—	$380,678

Net premiums earned	$343,901	$—	$—	$—	$343,901
Agency commission and fee revenues	—	30,809	—	(2,010)	28,799
Net investment income	—	—	34,023	—	34,023
Net realized investment gains	—	—	350	—	350

Total revenues	343,901	30,809	34,373	(2,010)	407,073
Losses and Expenses:
Net losses and loss adjustment expenses	215,511	—	—	—	215,511
Acquisition costs and other underwriting expenses	108,131	—	—	(624)	107,507
Agency commission and operating expenses	—	29,149	—	(974)	28,175
Corporate and other operating expenses	—	—	5,216	—	5,216
Interest expense	—	—	6,760	—	6,760

Income before income taxes	$20,259	$1,660	$22,397	$(412)	43,904

Income tax expense					2,094

Net income before minority interest and equity in net income of partnerships					41,810
Minority interest and equity in net income of partnerships					1,058

Net income before extraordinary gain					42,868
Extraordinary gain					1,426

Net income					$44,294

Total Assets	$3,062,110	$79,465	$—	$—	$3,141,575

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2004:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$314,733	$—	$—	$—	$314,733

Net premiums written	$205,043	$—	$—	$—	$205,043

Net premiums earned	$165,751	$—	$—	$—	$165,751
Agency commission and fee revenues	—	—	—	—	—
Net investment income	—	—	13,637	—	13,637
Net realized investment losses	—	—	(687)	—	(687)

Total revenues	165,751	—	12,950	—	178,701
Losses and Expenses:
Net losses and loss adjustment expenses	98,395	—	—	—	98,395
Acquisition costs and other underwriting expenses	53,255	—	—	—	53,255
Agency commission and operating expense	—	—	—	—	—
Corporate and other operating expenses	—	—	4,410	—	4,410
Interest expense	—	—	4,087	—	4,087

Income before income taxes	$14,101	$—	$4,453	$—	18,554

Income tax benefit					(2,551)

Net income before equity in net income of partnerships					21,105
Equity in net income of partnerships					926

Net income before extraordinary gain					22,031
Extraordinary gain					1,195

Net income					$23,226

Total Assets	$2,742,537	$—	$—	$—	$2,742,537

17. Supplemental Cash Flow Information
Taxes and Interest Paid

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Net federal income taxes paid (refunded)	$1,750	$(3)	$4,733	$1,113
Interest paid	4,234	410	6,482	1,203
Non-Cash Investing Activities
The Company purchased 100% of the common shares of Penn Independent Corporation and 100% of the common shares of Penn-America Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired (including goodwill)	$715,928
Cash portion of purchase price	(125,985)
Non-cash portion of purchase price	(142,931)

Liabilities assumed (including minority interest)	$447,012

18. Subsequent Events
On October 19, 2005, AIS, an indirect wholly owned subsidiary of the Company, purchased the building in Hatboro, Pennsylvania where Penn Independent Group and Penn-America Group lease their office space. The facility was purchased from Irvin Saltzman, father of the Company’s former President, Jon S. Saltzman, for $5.5 million in cash,

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and incurred $0.1 million in expenses related to the acquisition. AIS will continue to lease the space to Penn Independent Group and Penn-America Group.
On October 7, 2005, Edward J. Noonan stepped down as Acting Chief Executive Officer and President of the Company, a position he held since February 7, 2005. Mr. Noonan will remain on the Board of Directors of United America Indemnity. Until a permanent replacement for Mr. Noonan is found, those individuals who reported to Mr. Noonan will now report directly to the Board of Directors through its Chairman.
On October 12, 2005, Wind River Insurance Company, Ltd., an indirect wholly owned subsidiary of the Company, entered into a Separation Agreement with Seth Freudberg, its President and Chief Executive Officer, which provides that Mr. Freudberg will resign his positions of President and Chief Executive Officer, and as a member of the board of directors, of Wind River Insurance Company, Ltd. effective January 1, 2006.
At this time, the Company is not able to estimate the impact on its financial statements of Hurricane Wilma, which hit southern Florida on October 24, 2005. See Note 7 for the Company’s availability of reinsurance coverage.

UNITED AMERICA INDEMNITY, LTD.
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
As a result of the transactions, we are one of the leading specialty property and casualty insurers in the industry, as well as a significant originator of and placement agent for specialty property and casualty insurance coverage. Under our ownership structure, each company retained its existing corporate identity and the businesses of United America Indemnity, Penn-America and Penn Independent continued to be operated by essentially the existing management teams.
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
Under purchase accounting rules, our results of operations for the quarter and nine months ended September 30, 2005 reflect the addition of Penn-America and Penn Independent from January 25, 2005 through September 30, 2005. All prior period results reflect only the results of operations of United America Indemnity.
On March 14, 2005, we changed our trading symbol on the NASDAQ National Market from “UNGL” to “INDM”.
During the second quarter of 2005, the United National Insurance Companies began writing business under an allied health program through several of its agents. Allied health businesses provide medical services ancillary to physician and hospital care. The underwriting results for allied health are included in the professional liability class of business. Prior to the second quarter of 2005, this product was referred to as “non-medical professional liability”. Due to the inclusion of allied health in this class and the medical nature of the product line, the name of the product has been revised. Except for allied health, this product does not include any other medical liability business.
Effective June 1, 2005, United America Indemnity Group, Inc. (“United America Indemnity Group”), on behalf of the United National Insurance Companies and the Penn-America Insurance Companies, purchased property catastrophe reinsurance from various unrelated reinsurers providing coverage for catastrophic events. This new reinsurance agreement provides per occurrence protection of $25.0 million in excess of $5.0 million (“UAIG Catastrophe Reinsurance Treaty”). Separately, the Penn-America Insurance Companies purchased underlying reinsurance coverage of $3.0 million in excess of $2.0 million per occurrence (“Penn-America Catastrophe Reinsurance Treaty”). Both reinsurance agreements provide for one reinstatement of coverage.

UNITED AMERICA INDEMNITY, LTD.
On July 20, 2005, United America Indemnity Group sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to prepay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.
In conjunction with the issuance of these new senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these payments of $1.3 million was recorded as a gain on the early extinguishment of debt.
On October 7, 2005, Edward J. Noonan stepped down as our Acting Chief Executive Officer and President, a position he held since February 7, 2005. Mr. Noonan will remain on the Board of Directors of United America Indemnity. Until a permanent replacement for Mr. Noonan is found, those individuals who reported to Mr. Noonan will now report directly to the Board of Directors through its Chairman.
On October 12, 2005, Wind River Insurance Company, Ltd., our indirect wholly owned subsidiary, entered into a Separation Agreement with Seth Freudberg, its President and Chief Executive Officer, which provides that Mr. Freudberg will resign his positions of President and Chief Executive Officer, and as a member of the board of directors, of Wind River Insurance Company, Ltd. effective January 1, 2006.
The United States Terrorism Risk Insurance Act (“TRIA”) established a public/private risk-sharing program whereby the Federal government assumes most of the risk of certain types of terrorism attacks while the insurance industry provides mandated coverage through a retention and co-payment. TRIA became effective November 26, 2002 and, under the terms of the current act, is scheduled to expire on December 31, 2005. Congress is considering extending the expiration date of TRIA but there is no certainty that an extension will ultimately be enacted by Congress. Few of the Company’s policyholders have elected coverage under TRIA, therefore most of the Company’s polices contain a terrorism exclusion which includes certified acts of terrorism. We do not believe that the extension or expiration of TRIA will have a material effect on the Company.
Overview
In connection with our merger with Penn-America and our acquisition of Penn Independent, we have reevaluated our segment classifications and determined that we will operate and manage our business through two business segments during 2005 and thereafter. Our Insurance Operations segment includes the operations of our United National Insurance Companies, Penn-America Insurance Companies and Non-U.S. Insurance Operations. Our Agency Operations segment consists solely of the operations of Penn Independent.
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
We distribute our insurance products through a group of approximately 135 professional general agencies that have limited quoting and binding authority, and that in turn sell our insurance products to insureds through retail insurance brokers.
We derive our revenues primarily from premiums paid on insurance policies that we write, commissions, service fees and finance income of our Agency Operations and from income generated by our investment portfolio, net of

UNITED AMERICA INDEMNITY, LTD.
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
Critical Accounting Policies and Estimates
Investments
Fair Values
The carrying amount for our investments approximates their estimated fair value. We measure the fair value of investments in our fixed income and equity portfolios based upon quoted market prices. We also hold other invested assets, including investments in several limited partnerships, which were valued at $51.4 million as of September 30, 2005. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of September 30, 2005, our other invested assets portfolio included $15.1 million in securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.
Classification of Investments
Investments in bonds, preferred stock and common stock have been designated as available for sale, and any change in market value will be included in other comprehensive income in our shareholders’ equity and, accordingly, have no effect on net income except for investment market declines deemed to be other than temporary.
Other Than Temporary Impairment
We regularly perform various analytical procedures with respect to our investments, including identifying any security where the fair value is below its cost. Upon identification of such securities, we perform a detailed review to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value is below cost. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed, and

UNITED AMERICA INDEMNITY, LTD.
(5) changes in laws or regulations have affected an issuer or industry.
During the quarter and nine months ended September 30, 2005, the Company recorded other than temporary losses of $0.7 million and $0.8 million, respectively, on its common stock portfolio. During the quarter and nine months ended September 30, 2004, the Company recorded other than temporary losses of $0.2 million on its common stock portfolio.
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
The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2005:

				Gross Unrealized Losses
	Number		Cost or		Six	Between	Greater
	of	Fair	Amortized		Months or	Seven Months	than
(Dollars in thousands)	Securities	Value	Cost	Total	Less	and One Year	One Year
Bonds	459	$790,271	$801,100	$10,829	$3,461	$5,911	$1,457
Preferred Stock	8	3,988	4,259	272	71	201	—
Common Stock	185	14,108	14,876	767	644	123	—

				$11,868	$4,176	$6,235	$1,457

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of September 30, 2005, concluded the unrealized losses discussed above are not other than temporary impairments.
Goodwill and Intangible Assets
Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, we recorded $98.0 million of goodwill as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc. The fair value of Penn Independent Corporation’s contingent commissions paid or received after January 24, 2005 that are related to business written prior to that date is recognized as a reduction of goodwill. As a result, the carrying amount of our goodwill as of September 30, 2005 has been reduced to $97.8 million.
In accordance with SFAS 142, we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We will perform our annual impairment review of goodwill and other indefinite lived assets during the fourth quarter of 2005. Nothing has been noted to date that would indicate that goodwill and other indefinite lived assets are impaired as of September 30, 2005.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. No impairments of intangible assets that are not deemed to have an indefinite life were recognized in the quarter or nine months ended September 30, 2005.

UNITED AMERICA INDEMNITY, LTD.
Liability For Unpaid Losses And Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverages with respect to insured events. The process of establishing the liability for property and casualty unpaid losses and loss adjustment expenses is a complex process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to known insured events and an amount for losses incurred that have not been reported to us. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of the loss to us.
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
During the quarter and nine months ended September 30, 2005, there were no net incurred losses and loss adjustment expenses attributable to insured events of prior years. However, as a result of their review of unpaid loss and loss adjustment expenses and related reinsurance receivables, the United National Insurance Companies reduced unpaid loss and loss adjustment expenses and reinsurance receivables by $111.4 million during the nine months ended September 30, 2005. Also during the nine months ended September 30, 2005, the United National Insurance Companies decreased their estimates of discounting/risk margin purchase adjustments by $27.7 million. These adjustments had no impact on net income during the quarter or nine months ended September 30, 2005.
During the nine months ended September 30, 2005, the Penn-America Insurance Companies also reduced their estimate for unpaid losses and loss adjustment expenses for the property lines of business by $2.8 million relating primarily to accident year 2004. This decrease was fully offset by a $2.8 million increase in their estimate for unpaid loss and loss adjustment expenses for the liability lines of business. These changes in estimates to the property and liability lines of business resulted in a decrease to their 2004 accident year by $6.5 million which was fully offset by an increase of $6.5 million to relating primarily to accident years 1996 to 2001. These changes in estimates had no impact on net income during the quarter and nine months ended September 30, 2005.
In 2003, Penn-America received an unexpected increase in the number of new claims reported relating to four policies issued to a single insured between January 1, 1980 and April 1, 1983. The insured was a manufacturer of safety equipment including industrial masks and the new claims reported allege existing and potential bodily injury due to a medical condition called silicosis. The original policies covered products and completed operations only and were issued each with a $0.5 million indemnity policy aggregate limit of liability. At September 30, 2005, our loss and loss adjustment expense reserves included our best estimate for our ultimate obligations for these claims based on current information.
In July 2005, United National Insurance Company made a payment of $8.0 million in consideration of its obligations under a Settlement Agreement and Release entered into with insureds under three related insurance policies. The payment was in consideration of a complete extinguishment and “buy-back” of all rights under those insurance policies. We had fully reserved for the $8.0 million payment in prior years. There was no impact to our income statement in 2005 as a result of this payment.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises.
As a result of their review of unpaid loss and loss adjustment expenses and related reinsurance receivables, the United National Insurance Companies reduced unpaid loss and loss adjustment expenses and reinsurance receivables by $111.4 million during the nine months ended September 30, 2005. Also during the nine months ended September 30, 2005, the United National Insurance Companies decreased their estimates of discounting/risk margin purchase adjustments by $27.7 million. These adjustments had no impact on net income during the quarter or nine months ended September 30, 2005.

UNITED AMERICA INDEMNITY, LTD.
At September 30, 2005 and December 31, 2004, we carried reinsurance receivables of $1,365.2 million and $1,531.9 million, respectively. These amounts are net of purchase accounting adjustments of $21.7 million and $49.4 million, respectively, arising from (1) discounting the reinsurance receivables balances and (2) applying a risk margin to the reinsurance receivables balance. Also, at the Wind River Acquisition date, reinsurance receivables were reduced by an estimate of uncollectible reinsurance of $49.1 million. The $49.4 million discounting/risk margin adjustment has decreased to $21.7 million as of September 30, 2005 and will accrete through incurred losses in the future in a manner consistent with the related fair value adjustment for unpaid loss and loss adjustment expenses. The $49.1 million estimate of uncollectible reinsurance at the time of the acquisition has been subsequently reduced to $28.9 million at September 30, 2005 and $28.7 million at December 31, 2004, primarily as a result of the commutation agreement with Trenwick America Reinsurance Corp. recorded in 2003. At September 30, 2005 and December 31, 2004, we held $675.1 million and $705.6 million, respectively, of collateral securing our reinsurance receivables. As of September 30, 2005 and December 31, 2004, we also had $46.8 million and $42.6 million, respectively, of prepaid reinsurance premiums. Reinsurance receivables, net of collateral held, were $690.1 million and $826.3 million at September 30, 2005 and December 31, 2004, respectively.
The following table sets forth United America Indemnity’s ten largest reinsurers, as of September 30, 2005. Also shown are the amounts of premiums written ceded by us to these reinsurers during the nine months ended September 30, 2005.

	A.M.	Gross	Prepaid	Total	Percent	Ceded	Percent
	Best	Reinsurance	Reinsurance	Reinsurance	of	Premiums	of
(Dollars in millions)	Rating	Receivables	Premium	Assets	Total	Written	Total
American Re-Insurance Co.	A	$568.3	$25.1	$593.4	40.6%	$41.3	50.2%
Employers Reinsurance Corp.	A	313.5	8.1	321.6	22.0	14.4	17.5
General Reinsurance Corp.	A++	80.5	6.1	86.6	5.9	9.1	11.1
Hartford Fire Insurance Co.	A+	75.0	0.0	75.0	5.1	0.2	0.2
GE Reinsurance Corporation	A	57.6	0.1	57.7	4.0	0.3	0.4
Generali – Assicurazioni	A+	39.9	0.0	39.9	2.7	0.0	0.0
Converium AG	B++	37.0	0.0	37.0	2.5	(0.2)	(0.2)
Converium Re (North America)	B-	34.0	0.0	34.0	2.3	0.0	0.0
Swiss Reinsurance America Corp	A+	24.7	0.0	24.7	1.7	0.0	0.0
Clearwater Insurance (Odyssey Reinsurance Corp.)	A	20.6	0.0	20.6	1.4	0.0	0.0

Subtotal		1,251.1	39.4	1,290.5	88.2	65.1	79.2
All other reinsurers		164.7	8.5	173.2	11.8	17.1	20.8

Total reinsurance receivables before purchase accounting adjustments		1,415.8	47.9	1,463.7	100.0%	$82.2	100.0%

Purchase accounting adjustments		(50.6)	(1.1)	(51.7)

Total receivables		1,365.2	$46.8	1,412.0

Collateral from reinsurers		675.1		675.1

Net receivables		$690.1		$736.9

The $675.1 million of collateral from reinsurers includes $37.0 million for reinsurance receivables from Converium AG and $34.0 million for reinsurance receivables from Converium (North America) at September 30, 2005. For the nine months ended September 30, 2005 and 2004, we incurred trust maintenance fees related to the reinsurance collateral of $2.3 million and $1.6 million, respectively. The trust maintenance fees are included in net investment income.
On November 3, 2005, A.M. Best Company (“A.M. Best”) removed the financial strength ratings of American Re from under review and affirmed all ratings for American Re and its member companies. A.M. Best also removed the issuer credit rating (“ICR”) of “a” for American Re and its member companies from under review, as well as the ICR of “bbb” and the senior debt rating of American Re Corporation (Princeton, NJ).
Deferred Acquisition Costs
Our cost of acquiring new and renewal insurance and reinsurance contracts is capitalized as deferred acquisition

UNITED AMERICA INDEMNITY, LTD.
costs and amortized over the period in which the related premiums are earned. The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs, which are directly related to and vary with the production of business. The method followed in computing such amounts limits them to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs was $77.3 million and $39.0 million for the nine months ended September 30, 2005 and 2004, respectively.
Taxation
We provide for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by SFAS 109. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.
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
New Accounting Pronouncements
In March 2004, the Financial Accounting Standards Board (the “FASB”) issued Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-01 when final guidance is released.
In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“SFAS 123R”), which revises the original SFAS 123. We have previously adopted the requirements of SFAS 123, which requires companies to

UNITED AMERICA INDEMNITY, LTD.
expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective at the beginning of the fiscal year beginning after December 15, 2005. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted, modified or vested and the impact on compensation expense related to such awards in our consolidated financial statements.
In May 2005, SFAS 154 “Accounting Changes and Error Corrections” (“SFAS 154”) replaced APB Opinion No. 20 “Accounting Changes” (“APB 20”) and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changed the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
APB 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate effected by a change in an accounting principle. This statement is not expected to have a material effect on our consolidated financial position or results of operations.
On September 19, 2005, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” AcSEC defines an internal replacement of an insurance contract as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by an amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is still evaluating the impact, if any, this guidance will have on its consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Our Business Segments
We evaluate segment performance based on gross and net premiums written, net premiums earned, net losses and loss adjustment expenses, acquisition costs, other underwriting expenses, and other operating expenses. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended September 30,
(Dollars in thousands)	2005	2004
Insurance Operations premiums written:
Gross premiums written	$163,593	$108,657
Ceded premiums written	28,730	30,414

Net premiums written	$134,863	$78,243

Revenues:
Insurance Operations	$121,987	$60,933
Agency Operations	13,086	—
Corporate	11,613	3,930

Subtotal	146,686	64,863
Eliminations	(654)	—

Net revenues	$146,032	$64,863

Expenses (including losses and loss adjustment expenses):
Insurance Operations	$120,367	$57,261
Agency Operations	11,399	—
Corporate	3,407	2,830

Subtotal	135,173	60,091
Eliminations	(632)	—

Net expenses	$134,541	$60,091

Insurance Operations ratios:
Net losses and loss adjustment expense ratio	66.1%	56.8%
Other underwriting expense ratio	32.3%	37.2%

Combined ratio	98.4%	94.0%

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Insurance Operations premiums written:
Gross premiums written	$462,955	$314,733
Ceded premiums written	82,277	109,690

Net premiums written	$380,678	$205,043

Revenues:
Insurance Operations	$343,901	$165,751
Agency Operations	30,809	—
Corporate	34,373	12,950

Subtotal	409,083	178,701
Eliminations	(2,010)	—

Net revenues	$407,073	$178,701

Expenses (including losses and loss adjustment expenses):
Insurance Operations	$323,642	$151,650
Agency Operations	29,149	—
Corporate	11,976	8,497

Subtotal	364,767	160,147
Eliminations	(1,598)	—

Net expenses	$363,169	$160,147

Insurance Operations ratios:
Net losses and loss adjustment expense ratio	62.7%	59.4%
Other underwriting expense ratio	31.2%	32.1%

Combined ratio	93.9%	91.5%

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $463.0 million for the nine months ended September 30, 2005, compared with $314.7 million for the nine months ended September 30, 2004, an increase of $148.2 million or 47.1%. A breakdown of gross premiums written by product class is as follows:
•	Property and general liability gross premiums written were $407.7 million for the nine months ended September 30, 2005, compared with $241.6 million for the nine months ended September 30, 2004, an increase of $166.0 million or 68.7%. This increase primarily resulted from the merger with Penn-America partially offset by the termination of several heavily reinsured products.

•	Professional liability gross premiums written were $55.3 million for the nine months ended September 30, 2005, compared with $73.1 million for the nine months ended September 30, 2004, a decrease of $17.8 million or 24.4%. This decrease primarily resulted from more conservative underwriting practices and pricing actions in response to market conditions.
Net premiums written, which equal gross premiums written less ceded premiums written, were $380.7 million for the nine months ended September 30, 2005, compared with $205.0 million for the nine months ended September 30, 2004, an increase of $175.6 million or 85.6%. The ratio of net premiums written to gross premiums written was 82.2% for the nine months ended September 30, 2005 and 65.1% for the nine months ended September 30, 2004. A breakdown of net premiums written by product class is as follows:
•	Property and general liability net premiums written were $333.9 million for the nine months ended September 30, 2005, compared with $155.6 million for the nine months ended September 30, 2004, an increase of $178.3 million or 114.5%. The increase in property and general liability net premiums written primarily resulted from the merger with Penn-America and reduced reinsurance cessions. Net premiums written for the nine months ended September 30, 2005 include $1.8 million of ceded premium to purchase second event catastrophe coverage as a result of Hurricane Katrina (“Katrina”).

•	Professional liability net premiums written were $46.8 million for the nine months ended September 30, 2005, compared with $49.4 million for the nine months ended September 30, 2004, a decrease of $2.6 million or 5.3%. This decrease primarily resulted from more conservative underwriting practices and pricing actions in response to market conditions.
Net premiums earned were $343.9 million for the nine months ended September 30, 2005, compared with $165.8 million for the nine months ended September 30, 2004, an increase of $178.2 million or 107.5%. Net premiums earned for the nine months ended September 30, 2005 include $1.8 million of ceded premium to purchase second event catastrophe coverage as a result of Katrina.
Agency Commission and Fee Revenues
Agency commission and fee revenues generated by our Agency Operations segment were $30.8 million and $28.8 million before and after intercompany eliminations, respectively, for the nine months ended September 30, 2005. Penn Independent is a leading U.S. wholesale broker of commercial insurance for small and middle-market businesses, public entities and associations. Penn Independent specializes in the placement of complex and unique property, casualty and liability insurance including professional liability, property, medical malpractice and transportation coverages. The majority of Penn Independent’s business is written on an excess and surplus lines basis. Additionally, Penn Independent provides claims administration services for policies written by professional liability providers and premium financing for insureds of property and casualty retail brokers. Prior to the acquisition of Penn Independent, we had no agency commission and fee revenues.

UNITED AMERICA INDEMNITY, LTD.
Net Investment Income
Gross investment income, excluding realized gains and losses, was $38.4 million for the nine months ended September 30, 2005, compared with $16.5 million for the nine months ended September 30, 2004, an increase of $21.9 million or 132.9%. The increase was primarily due to additional investment income in 2005 from Penn-America and an increase in income related to limited partnership investments. Cash and invested assets grew to $1,391.4 million as of September 30, 2005, from $924.3 million as of December 31, 2004, an increase of $467.1 million.
The average duration of our fixed income investments approximated 3.77 years as of September 30, 2005, compared with 3.80 years as of September 30, 2004. Our pre-tax book yield on our fixed income investments was 3.98% at September 30, 2005, compared with 3.20% at September 30, 2004.
Investment expenses were $4.4 million for the nine months ended September 30, 2005, compared with $2.9 million for the nine months ended September 30, 2004, an increase of $1.5 million or 54.3%. The increase was largely due to additional investment expenses in 2005 from Penn-America and an increase in reinsurance trust maintenance fees.
Net Realized Investment Gains (Losses)
Net realized investment gains were $0.4 million for the nine months ended September 30, 2005, compared with $0.7 million of net realized investment losses for the nine months ended September 30, 2004. The net realized investment gains for the nine months ended September 30, 2005 consist primarily of net losses of $0.1 million relative to the market value of our options, net losses of $0.3 million from our equity portfolio, including other than temporary impairment losses of $0.8 million, and net gains of $0.7 million from our fixed income investments. The net realized investment losses for the nine months ended September 30, 2004 consist primarily of net losses of $0.6 million relative to the market value of options and net losses of $0.1 million relative to our fixed income investments.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $215.5 million for the nine months ended September 30, 2005, compared with $98.4 million for the nine months ended September 30, 2004, an increase of $117.1 million or 119.0%. The calendar year loss ratio for the nine months ended September 30, 2005 was 62.7% compared with 59.4% for the nine months ended September 30, 2004. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments, the loss ratio for the nine months ended September 30, 2005 was 59.4% compared with 61.0% for the nine months ended September 30, 2004. The increase in the loss ratio was primarily driven by Hurricanes Katrina and Rita which caused net losses to increase $9.0 million and the loss ratio to increase 2.9 points.
Katrina made landfall as a Category 1 hurricane just north of Miami, Florida on August 25, 2005, then again on August 29, 2005 along the Central Gulf Coast near New Orleans, Louisiana as a Category 4 storm. Our reinsurance coverage aggregates events from the same storm if they occur within 72 hours of each other. Four days elapsed between events; therefore, the second landfall was treated as a separate catastrophe event under the UAIG Catastrophe Reinsurance Treaty.
Katrina’s first landfall caused estimated gross losses of $1.5 million and estimated net losses of $0.5 million. Katrina’s second landfall caused estimated gross losses of $27.0 million and estimated net losses of $5.0 million. Hurricane Rita (“Rita”) made landfall on the Texas and Louisiana borders on September 24, 2005. Rita caused estimated gross and net losses of $3.5 million. We projected loss estimates from these storms on actual claim reports we have received in combination with the modeling we employ and industry loss estimates. A total of $9.0 million of net losses were recognized as a result of the hurricanes.
Our current catastrophe reinsurance treaties provide for one reinstatement. We recorded ceded catastrophe losses of $3.0 million on the Penn-America Catastrophe Reinsurance Treaty and $19.0 million on the UAIG Catastrophe Reinsurance Treaty as a result of Katrina’s second landfall. The UAIG Catastrophe Reinsurance Treaty has first event coverage of $6.0 million still available. We accrued a total of $1.8 million

UNITED AMERICA INDEMNITY, LTD.
towards the purchase of reinstatement coverage under the UAIG Catastrophe Reinsurance Treaty and the Penn-America Catastrophe Reinsurance Treaty. As a result of these reinstatements, we have $25.0 million of coverage excess of a $5.0 million retention under the UAIG Catastrophe Reinsurance Treaty and $3.0 million excess of a $2.0 million retention under the Penn-America Catastrophe Reinsurance Treaty in the event of a second major catastrophe event.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $107.5 million, net of intercompany eliminations, for the nine months ended September 30, 2005, compared with $53.3 million for the nine months ended September 30, 2004, an increase of $54.3 million. This increase can be primarily attributed to a $36.4 million increase in acquisition costs and $17.9 million increase in other underwriting expenses.
The $36.4 million increase in acquisition costs was primarily the result of a decrease in ceding commissions, a decrease in the deferral of acquisition costs and additional costs in the first nine months of 2005 from Penn-America. Ceding commissions for the first nine months of 2004 reflect the benefits of ceding commissions received relating to heavily reinsured programs that have since been terminated. The $17.9 million increase in other underwriting expenses was primarily due to additional costs in the first nine months of 2005 from Penn-America and an increase in costs from our Non-U.S. Insurance Operations. $1.6 million of acquisition costs booked during the nine months ended September 30, 2005 were paid by Penn-America to Penn Independent for business generated by Penn Independent for Penn-America.
Agency Commissions and Operating Expenses
Agency commissions and operating expenses generated by our Agency Operations segment were $29.1 million and $28.2 million before and after intercompany eliminations, respectively, for the nine months ended September 30, 2005. Prior to the acquisition of Penn Independent, we had no agency commission and operating expenses.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of legal, consulting, audit, management fees and taxes incurred which are not related to operations. Corporate and other operating expenses were $5.2 million for the nine months ended September 30, 2005, compared with $4.4 million for the nine months ended September 30, 2004, an increase of $0.8 million. The increase is primarily due to an increase in corporate expenses of $1.6 million and an increase in state income taxes of $0.3 million offset by a gain on the extinguishment of debt of $1.3 million. The gain was recorded as a result of the prepayment of $72.8 million in principal and related interest under senior notes issued by Wind River Investment Corporation (“Wind River”) to the Ball family trusts in September 2003. The terms of the prepayment agreement required the Ball family trusts to reimburse Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that we are estimated to incur under the new senior notes.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 31.2% for the nine months ended September 30, 2005, compared with 32.1% for the nine months ended September 30, 2004. The impact of Hurricanes Katrina and Rita increased our expense ratio by 0.1 points. Excluding the impact of purchase accounting adjustments, the expense ratio for the nine months ended September 30, 2005 was 34.9% compared with 32.4% for the nine months ended September 30, 2004. The expense ratio for the first nine months of 2005 was impacted by the changes in acquisition costs and other underwriting expenses described above.
Our combined ratio was 93.9% for the nine months ended September 30, 2005, compared with 91.5% for the nine months ended September 30, 2004. The impact of Hurricanes Katrina and Rita increased our combined ratio by 3.0 points. Excluding the impact of purchase accounting adjustments, the combined ratio for the nine months ended September 30, 2005 was 94.3% compared with 93.4% for the nine months ended September 30, 2004.

UNITED AMERICA INDEMNITY, LTD.
Interest Expense
Interest expense was $6.8 million for the nine months ended September 30, 2005, compared with $4.1 million for the nine months ended September 30, 2004, an increase of $2.7 million. This increase is primarily due to additional interest expense, which resulted from borrowing an additional $90.0 million, the merger with Penn-America, the acquisition of Penn Independent, and the increase in interest rates in the market, partially offset by paying off the $72.8 million in senior notes held by the Ball family trusts.
Income Tax Expense (Benefit)
Income tax expense was $2.1 million for the nine months ended September 30, 2005, compared with $2.6 million of income tax benefit for the nine months ended September 30, 2004. During the quarter ended September 30, 2005, the Company recorded $1.4 million in tax expense associated with an increase in estimated U.S. ceding commission income earned by the United National Insurance Companies under a quota share arrangement with Wind River Bermuda and Wind River Barbados. In addition, the increase in income tax expense was attributable to additional income from Penn-America and Penn Independent, offset by an increase in federal tax deductions for interest on notes payable to our Non-U.S. Subsidiaries of $4.6 million as a result of the merger with Penn-America and the acquisition of Penn Independent. Our effective tax rate for the nine months ended September 30, 2005 was 4.8%, compared with an effective tax benefit rate of 13.8% for the nine months ended September 30, 2004. The effective rates differed from the 12.7% weighted average expected rate due in part to investments in tax-exempt securities. We have an alternative minimum tax credit carryover of $12.4 million as of September 30, 2005 that, subject to statutory limitations, can be carried forward indefinitely. We are limited by Internal Revenue Code section 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Fox Paine & Company acquisition. The section 383 limitation is an amount equal to the value of the purchase price of the Fox Paine & Company acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Fox Paine & Company acquisition is $8.3 million per year.
Equity in Net Earnings of Partnerships
Equity in net earnings of partnerships was $1.1 million for the nine months ended September 30, 2005, compared with $0.9 million for the nine months ended September 30, 2004, an increase of $0.2 million. The increase is primarily attributable to the performance of a limited partnership investment that invests mainly in convertible bonds and equities.
Extraordinary Gain
The extraordinary gain of $1.4 million for the nine months ended September 30, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with our acquisition of Wind River Investment Corporation in 2003, which are currently considered to be deductible for federal tax purposes.
Net Income and Net Operating Income
The factors described above resulted in net income of $44.3 million for the nine months ended September 30, 2005, compared to net income of $23.2 million for the nine months ended September 30, 2004, an increase of $21.1 million or 90.7%. Net operating income was $42.6 million for the nine months ended September 30, 2005, compared with net operating income of $22.5 million for nine months ended September 30, 2004, an increase of $20.1 million or 89.7%. Net operating income for 2005 is equal to 2005 net income less $0.3 million for after-tax realized investment gains and $1.4 million for an extraordinary gain recorded in connection with the acquisition of Wind River Investment Corporation. Net operating income for 2004 is equal to 2004 net income less $0.5 million for after-tax realized investment gains and $1.2 million for an extraordinary gain recognized from the tax benefits derived from acquisition costs incurred in connection with the acquisition of Wind River Investment Corporation.

UNITED AMERICA INDEMNITY, LTD.
Quarter Ended September 30, 2005 Compared with the Quarter Ended September 30, 2004
Premiums
Gross premiums written were $163.6 million for the quarter ended September 30, 2005, compared with $108.7 million for the quarter ended September 30, 2004, an increase of $54.9 million or 50.1%. A breakdown of gross premiums written by product class is as follows:
•	Property and general liability gross premiums written were $143.7 million for the quarter ended September 30, 2005, compared with $78.4 million for the quarter ended September 30, 2004, an increase of $65.3 million or 83.2%. This increase primarily resulted from the merger with Penn-America combined with a 1.4% growth in United National Insurance Companies gross written premiums.

•	Professional liability gross premiums written were $19.9 million for the quarter ended September 30, 2005, compared with $30.2 million for the quarter ended September 30, 2004, a decrease of $10.3 million or 34.2%. This decrease primarily resulted from more conservative underwriting practices and pricing actions in response to market conditions.
Net premiums written were $134.9 million for the quarter ended September 30, 2005, compared with $78.2 million for the quarter ended September 30, 2004, an increase of $56.6 million or 72.4%. The ratio of net premiums written to gross premiums written was 82.4% for the quarter ended September 30, 2005 and 72.0% for the quarter ended September 30, 2004. A breakdown of net premiums written by product class is as follows:
•	Property and general liability net premiums written were $118.2 million for the quarter ended September 30, 2005, compared with $56.7 million for the quarter ended September 30, 2004, an increase of $61.5 million or 108.3%. The increase in property and general liability net premiums written primarily resulted from the merger with Penn-America and reduced reinsurance cessions. Net premiums written for the quarter ended September 30, 2005 include $1.8 million of ceded premium to purchase second event catastrophe coverage as a result of Katrina.

•	Professional liability net premiums written were $16.7 million for the quarter ended September 30, 2005, compared with $21.5 million for the quarter ended September 30, 2004, a decrease of $4.8 million or 22.6%. This decrease primarily resulted from more conservative underwriting practices and pricing actions in response to market conditions.
Net premiums earned were $122.0 million for the quarter ended September 30, 2005, compared with $60.9 million for the quarter ended September 30, 2004, an increase of $61.1 million or 100.2%. Net premiums earned for the quarter ended September 30, 2005 include $1.8 million of ceded premium to purchase second event catastrophe coverage as a result of Katrina.
Agency Commission and Fee Revenues
Agency commission and fee revenues generated by our Agency Operations segment were $13.1 million and $12.4 million before and after intercompany eliminations, respectively, for the quarter ended September 30, 2005. $0.7 million of Penn Independent’s agency commission and fee revenue was generated from Penn-America Group for the quarter ended September 30, 2005. Prior to the acquisition of Penn Independent, we had no agency commission and fee revenues.
Net Investment Income
Gross investment income, excluding realized gains and losses, was $12.6 million for the quarter ended September 30, 2005, compared with $6.1 million for the quarter ended September 30, 2004, an increase of $6.5 million or 106.0%. The increase was primarily due to additional investment income in 2005 from Penn-America and Penn Independent. Cash and invested assets grew to $1,391.4 million as of September 30, 2005, from $924.3 million as of December 31, 2004, an increase of $467.1 million.
The average duration of our fixed income investments approximated 3.77 years as of September 30, 2005, compared

UNITED AMERICA INDEMNITY, LTD.
with 3.80 years as of September 30, 2004. Our book yield on our fixed income investments was 4.09% at September 30, 2005, compared with 3.40% at September 30, 2004.
Investment expenses were $1.5 million for the quarter ended September 30, 2005, compared with $1.1 million for the quarter ended September 30, 2004, an increase of $0.4 million or 40.6%. The increase was largely due to an increase in reinsurance trust maintenance fees and a larger investment portfolio as a result of the merger with Penn-America Group.
Net Realized Investment Gains (Losses)
Net realized investment gains were $0.6 million for the quarter ended September 30, 2005, compared with $1.1 million of net realized investment losses for the quarter ended September 30, 2004. Net realized investment gains for the quarter ended September 30, 2005 consist primarily of net gains of $0.9 million relative to the market value of our options, net losses of $0.1 million relative to our equity portfolio, including other than temporary impairment losses of $0.7 million, and net losses of $0.2 million relative to our fixed income investments. The net realized investment losses in the quarter ended September 30, 2004 consist primarily of net losses of $0.3 million relative to our equity portfolio, net losses of $0.1 million relative to our fixed income investments, and net losses of $0.7 million relative to the market value of options.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $80.7 million for the quarter ended September 30, 2005, compared with $34.6 million for the quarter ended September 30, 2004, an increase of $46.1 million or 133.1%. The loss ratio for the quarter ended September 30, 2005 was 66.1% compared with 56.8% for the quarter ended September 30, 2004. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments, the loss ratio for the quarter ended September 30, 2005 was 63.6% compared with 56.9% for the quarter ended September 30, 2004. The increase in the loss ratio was primarily driven by Hurricanes Katrina and Rita which caused net losses to increase $9.0 million and the loss ratio to increase 8.2 points.
Katrina made landfall as a Category 1 hurricane just north of Miami, Florida on August 25, 2005, then again on August 29, 2005 along the Central Gulf Coast near New Orleans, Louisiana as a Category 4 storm. Our reinsurance coverage aggregates events from the same storm if they occur within 72 hours of each other. Four days elapsed between events; therefore, the second landfall was treated as a separate catastrophe event under the UAIG Catastrophe Reinsurance Treaty.
Katrina’s first landfall caused estimated gross losses of $1.5 million and estimated net losses of $0.5 million. Katrina’s second landfall caused estimated gross losses of $27.0 million and estimated net losses of $5.0 million. Rita made landfall on the Texas and Louisiana borders on September 24, 2005. Rita caused estimated gross and net losses of $3.5 million. We projected loss estimates from these storms on actual claim reports we have received in combination with the modeling we employ and industry loss estimates. A total of $9.0 million of net losses were recognized as a result of the hurricanes.
Our current catastrophe reinsurance treaties provide for one reinstatement. We recorded ceded catastrophe losses of $3.0 million on the Penn-America Catastrophe Reinsurance Treaty and $19.0 million on the UAIG Catastrophe Reinsurance Treaty as a result of Katrina’s second landfall. The UAIG Catastrophe Reinsurance Treaty has first event coverage of $6.0 million still available. We accrued a total of $1.8 million towards the purchase of reinstatement coverage under the UAIG Catastrophe Reinsurance Treaty and the Penn-America Catastrophe Reinsurance Treaty. As a result of these reinstatements, we have $25.0 million of coverage excess of a $5.0 million retention under the UAIG Catastrophe Reinsurance Treaty and $3.0 million excess of a $2.0 million retention under the Penn-America Catastrophe Reinsurance Treaty in the event of a second major catastrophe event.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $39.3 million for the quarter ended September 30, 2005,

UNITED AMERICA INDEMNITY, LTD.
compared with $22.6 million for the quarter ended September 30, 2004, an increase of $16.7 million. This increase can be primarily attributed to a $10.8 million increase in acquisition costs and $5.9 million increase in other underwriting expenses.
The $10.8 million increase in acquisition costs was primarily the result of a decrease in ceding commissions, a decrease in the deferral of acquisition costs and additional costs in 2005 from Penn-America. $0.6 million of acquisition costs booked for the quarter ended September 30, 2005 were paid by Penn-America to Penn Independent for business generated by Penn Independent for Penn-America. The $5.9 million increase in other underwriting expenses was primarily due to additional costs in 2005 from Penn-America and an increase in costs from our Non-U.S. Insurance Operations.
Agency Commission and Operating Expenses
Agency commission and operating expenses generated by our Agency Operations segment were $11.4 million and $11.1 million before and after intercompany eliminations, respectively, for the quarter ended September 30, 2005. Prior to the acquisition of Penn Independent, we had no agency commission and operating expenses.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of legal, consulting, management fees and taxes incurred which are not related to operations. Corporate and other operating expenses were $0.7 million for the quarter ended September 30, 2005, compared with $1.4 million for the quarter ended September 30, 2004, a decrease of $0.7 million The decrease is primarily due to a gain on the extinguishment of debt of $1.3 million offset by an increase in corporate expenses of $0.3 million and a decrease in the benefit for state income taxes of $0.2 million. The gain was recorded as a result of the prepayment of $72.8 million in principal and related interest under senior notes issued by Wind River to the Ball family trusts in September 2003. The terms of the prepayment agreement required the Ball family trusts to reimburse Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that we are estimated to incur under the new senior notes.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 32.3% for the quarter ended September 30, 2005, compared with 37.2% for the quarter ended September 30, 2004. The impact of Hurricanes Katrina and Rita increased our expense ratio by 0.4 points. Excluding the impact of purchase accounting adjustments, the expense ratio for the quarter ended September 30, 2005 was 34.8% compared with 38.9% for the quarter ended September 30, 2004. The expense ratio for the third quarter of 2005 was impacted by the changes in acquisition costs and other underwriting expenses described above.
Our combined ratio was 98.4% for the quarter ended September 30, 2005, compared with 94.0% for the quarter ended September 30, 2004. The impact of Hurricanes Katrina and Rita increased our combined ratio by 8.6 points. Excluding the impact of purchase accounting adjustments, the combined ratio for the quarter ended September 30, 2005 was 98.4% compared with 95.8% for the quarter ended September 30, 2004.
Interest Expense
Interest expense was $2.7 million for the quarter ended September 30, 2005, compared with $1.4 million for the quarter ended September 30, 2004, an increase of $1.3 million. This increase is primarily due to additional interest expense, which resulted from borrowing an additional $90.0 million, the merger with Penn-America, the acquisition of Penn Independent, and the increase in interest rates in the market, partially offset by paying off the $72.8 million in senior notes held by the Ball family trusts.
Income Tax Expense (Benefit)
Income tax expense was $1.9 million for the quarter ended September 30, 2005, compared with $1.4 million of tax benefit for the quarter ended September 30, 2004. During the quarter ended September 30, 2005, the Company recorded $1.4 million in tax expense associated with an increase in estimated U.S. ceding commission income earned by the United National Insurance Companies under a quota share arrangement with Wind River Bermuda and Wind River Barbados. In addition, the increase in income tax expense was attributable to

UNITED AMERICA INDEMNITY, LTD.
additional income from Penn-America and Penn Independent, offset by an increase in federal tax deductions for interest on notes payable to our Non-U.S. Subsidiaries of $1.7 million as a result of the merger with Penn-America and the acquisition of Penn Independent. Our effective tax rate for the quarter ended September 30, 2005 was 16.3%, compared with an effective tax benefit of 29.9% for the quarter ended September 30, 2004. The effective rates differed from the 30.4% weighted average expected rate due in part to investments in tax-exempt securities. We have an alternative minimum tax credit carryover of $12.4 million as of September 30, 2005 that, subject to statutory limitations, can be carried forward indefinitely. We are limited by Internal Revenue Code section 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Fox Paine & Company acquisition. The section 383 limitation is an amount equal to the value of the purchase price of the Fox Paine & Company acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Fox Paine & Company acquisition is $8.3 million per year.
Equity in Net Earnings of Partnerships
Equity in net earnings of partnerships was $0.6 million for the quarter ended September 30, 2005, compared with $0.3 million for the quarter ended September 30, 2004, an increase of $0.3 million. The increase is primarily attributable to the performance of a limited partnership investment, which invests mainly in convertible bonds and equities.
Net Income and Net Operating Income
The factors described above resulted in net income of $10.2 million for the quarter ended September 30, 2005, compared to net income of $7.7 million for the quarter ended September 30, 2004, an increase of $2.5 million or 33.1%. Net operating income was $9.9 million for the quarter ended September 30, 2005, compared with net operating income of $7.2 million for quarter ended September 30, 2004, an increase of $2.7 million or 37.0%. Net operating income for 2005 is equal to 2005 net income less $0.3 million for after-tax realized investment losses. Net operating income for 2004 is equal to 2004 net income less $0.7 million for after-tax realized investment losses and $1.2 million for an extraordinary gain recognized from the tax benefits derived from acquisition costs incurred in connection with the acquisition of Wind River Investment Corporation.
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
The principal sources of funds at Wind River Barbados, Wind River Bermuda, the U.S. Insurance Operations, and the Agency Operations include underwriting operations, commissions, service fees, finance income, investment income and proceeds from sales and redemptions of investments. Funds are used by Wind River Barbados, Wind River Bermuda, the U.S. Insurance Operations, and the Agency Operations principally to pay claims and operating expenses, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of Wind River Barbados, Wind River Bermuda, the U.S. Insurance Operations, and the Agency Operations to pay dividends.

UNITED AMERICA INDEMNITY, LTD.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages. For the nine months ended September 30, 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $18.0 million and $2.2 million, respectively.
Surplus Levels
Each company in our U.S. Insurance Operations is required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The National Association of Insurance Commissioners adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, the policyholders’ surplus of each company in our U.S. Insurance Operations is in excess of the prescribed minimum company action level risk-based capital requirements.
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
Net cash was provided by operating activities for the nine months ended September 30, 2005 and 2004 of $129.1 million and $22.3 million, respectively. We were able to realize an increase in cash flows of approximately $106.8 million primarily as a result of the following items: 1) a increase in net premiums collected of $190.3 million; 2) an increase in net losses and loss adjustment expense payments of $62.0 million; 3) an increase in acquisition costs and other underwriting expenses of $41.4 million; 4) an increase in net investment income collected of $26.4 million; 5) an increase in agency commission and fee revenues of $28.9 million; and 6) an increase in agency commission and operating expenses of $28.2 million.
Net cash was used for investing activities for the nine months ended September 30, 2005 and 2004 of $202.4 million and $55.3 million, respectively. The increase in cash used for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to the following items: 1) an increase of $35.4 million in proceeds from the sales of bonds and stocks; 2) $126.0 million of cash used for the acquisition of Penn Independent Corporation and Penn-America Group, Inc., net of $67.5 million of cash acquired; 3) an increase of $172.0 million of cash used for the purchase of bonds and stocks; and 4) and $38.0 million provided from the maturity of bonds.
Net cash was provided by financing activities for the nine months ended September 30, 2005 and 2004 of $15.9 million and $7.3 million, respectively. The increase in cash provided for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to: 1) a net repayment of a credit facility of $0.4 million in the current year; 2) proceeds of $90.0 million from the issuance of senior notes; 3) a repayment of $72.8 million of senior notes and related interest to a related party; and 4) proceeds of $7.3 million in the prior year for the issuance of common shares in connection with the exercise by the underwriters of the remaining overallotment option related to our initial public offering. The proceeds were net of underwriting discounts of $0.5 million.

UNITED AMERICA INDEMNITY, LTD.
Liquidity
Each company in our U.S. Insurance Operations and our Non-U.S. Insurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At September 30, 2005, United America Indemnity had cash and cash equivalents of $184.8 million.
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
There are two intercompany pooling agreements in place for the United National Insurance Companies. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the United National Insurance Companies cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained are allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool. To cover the required minimum exposure as of September 30, 2005, the trusts were funded to approximately $266.6 million. It is anticipated that the required funding amount will decline in future periods, which would improve the overall liquidity of the domestic insurance group.
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
The United National Insurance Companies have entered into a quota share arrangement with Wind River Barbados and Wind River Bermuda. This reinsurance arrangement resulted in 45% and 15% of the United National Insurance Companies’ net retained insurance liability on new and renewal business bound January 1, 2004 through April 30, 2004 being ceded to Wind River Barbados and Wind River Bermuda, respectively. The agreement also stipulates that 45% and 15% of the United National Insurance Companies’ December 31, 2003 net unearned premium be ceded to Wind River Barbados and Wind River Bermuda, respectively.
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

UNITED AMERICA INDEMNITY, LTD.
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
Wind River Bermuda and Wind River Barbados have each established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Subsidiaries in the amount of $235.2 million and $18.5 million, respectively, at September 30, 2005. We invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that each of Wind River Bermuda and Wind River Barbados will have sufficient liquidity to pay claims prospectively.
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
As a result of the cessions to our Non-U.S. Insurance Operations, we expect that in 2005 our U.S. Insurance Operations may have less positive cash flow from operations and our Non-U.S. Insurance Operations will have positive cash flow. This trend may continue for several years after 2005. As mentioned above, we believe our U.S. Insurance Operations have sufficient liquidity to pay claims. We expect our overall cash flow to remain positive. We monitor our portfolios to assure liability and investment durations are closely matched.
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
In July 2005, United America Indemnity Group sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to repay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.
In conjunction with the issuance of these new senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these payments of $1.3 million was recorded as a gain on the early extinguishment of debt.
For 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $37.4 million. For 2005, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as

UNITED AMERICA INDEMNITY, LTD.
dividends under applicable laws and regulations without regulatory approval is approximately $14.0 million, including $4.6 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the January 24, 2005 ownership percentages. For the nine months ended September 30, 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $18.0 million and $2.2 million, respectively.
U.A.I. (Luxembourg) Investment S.ar.l. holds promissory notes of $175.0 million and $110.0 million from United America Indemnity Group, which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. It is anticipated that interest on both notes will be paid yearly. The ability of United America Indemnity Group to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries. On September 14, 2005, U.A.I. (Luxembourg) Investment S.ar.l. gifted $11.6 million to its direct subsidiary U.A.I. (Ireland) Limited. On that same day, U.A.I. (Ireland) Limited made an $11.6 million interest free loan back to U.A.I. (Luxembourg) Investment S.ar.l. United America Indemnity Group has no operations.
On September 30, 2003, United National Group Capital Trust I (“UNG Trust I”), a business trust subsidiary formed by American Insurance Service, Inc. (“AIS”), issued $10.0 million of floating rate capital securities (“Trust Preferred Securities”). These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 405 basis points over three month London Interbank Offered Rates (“LIBOR”). Distributions on these securities can be deferred for up to five years, but in the event of such deferral, AIS may not declare or pay cash dividends on its common stock. AIS guarantees all obligations of UNG Trust I with respect to distributions and payments of these securities.
Proceeds from the sale of the Trust Preferred Securities of $10.0 million and $0.3 million of floating rate common securities issued to AIS by UNG Trust I were used to acquire $10.3 million of floating rate junior subordinated deferrable interest rate debentures issued by AIS. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by UNG Trust I. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.
On October 29, 2003, United National Group Capital Statutory Trust II (“UNG Trust II”), a business trust subsidiary formed by AIS, issued $20.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 385 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, AIS may not declare or pay cash dividends on its common stock. AIS guarantees all obligations of UNG Trust II with respect to distributions and payments of these securities.
Proceeds from the sale of the Trust Preferred Securities of $20.0 million and $0.6 million of floating rate common securities issued to AIS by UNG Trust II were used to acquire $20.6 million of floating rate junior subordinated deferrable interest rate debentures issued by AIS. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by UNG Trust II. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.
On May 15, 2003, Penn-America Statutory Trust II (“Penn Trust II”), a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of floating rate capital securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 410 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn Trust II with respect to distributions and payments of these securities.
Proceeds from the sale of the Trust Preferred Securities of $15.0 million and $0.5 million of floating rate common securities issued to Penn-America Group, Inc. by Penn Trust II were used to acquire $15.5 million of floating rate junior subordinated deferrable interest rate debentures issued by Penn-America Group, Inc. These junior

UNITED AMERICA INDEMNITY, LTD.
subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by Penn Trust II. The proceeds from these junior subordinated debentures are being used to support growth in the Company’s insurance subsidiaries and for general corporate purposes.
On December 4, 2002, Penn-America Statutory Trust I (“Penn Trust I”), a business trust subsidiary formed by Penn-America Group, issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 400 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group may not declare or pay cash dividends on its common stock. Penn-America Group guarantees all obligations of Penn Trust I with respect to distributions and payments of these securities.
Proceeds from the sale of Trust Preferred Securities of $15.0 million and $0.5 million of floating rate common securities issued to Penn-America Group, Inc. by Penn Trust I were used to acquire $15.5 million of floating rate junior subordinated deferrable interest rate debentures issued by the Company. These junior subordinated debentures have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities issued by Penn Trust I. In 2002, Penn-America Group, Inc. contributed net proceeds of $14.5 million for these junior subordinated debentures to Penn-America Insurance Company to support the business growth in its insurance subsidiaries.
On September 5, 2003, we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company, LLC and The AMC Group, L.P. Management fee payments of $1.5 million in the aggregate were made to Fox Paine & Company and The AMC Group, L.P. on November 2, 2005. The next management fee payment of $1.5 million is payable November 1, 2006.
Commitments
We have commitments in the form of operating leases, revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of September 30, 2005, contractual obligations related to United America Indemnity’s commitments, including any principal payments, were as follows:

		Payment Due by Period
		1 Year	2 to 3 Years	4 to 5 Years
		10/1/05 –	10/1/06 –	10/1/08 –	6 Years
(Dollars in thousands)	Total	9/30/06	9/30/08	9/30/010	and Later
Operating leases (1)	$20,905	$3,395	$5,713	$4,618	$7,179
Discretionary demand line of credit (2)	155	31	62	62	—
Senior notes (3)	134,784	5,598	11,196	11,196	106,794
Junior subordinated debentures (4)	195,978	4,762	9,591	9,659	171,966
Revolving line of credit	3,275	3,275	—	—	—
Term Loans	4,300	694	1,319	1,172	1,115
Unpaid losses and loss adjustment expenses obligations (5)	1,977,128	521,377	665,574	337,747	452,430

Total	$2,336,525	$539,132	$693,455	$364,454	$739,484

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(2)	There were no outstanding borrowings against the discretionary demand line of credit as of September 30, 2005. The amounts shown above represent fees due on the amount available for borrowing.

(3)	On July 20, 2005, United America Indemnity Group sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to prepay $18.0 million of the principal amount. On July 20, 2015, U.N. Holdings II, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd. Proceeds from the notes were used to prepay $72.8 million in principal and related interest due as of July 20, 2005 under senior notes issued by Wind River to the Ball family trusts in September 2003. The terms of the prepayment agreement required the Ball family trusts to reimburse Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these reimbursements of $1.3 million was recorded as a gain on the early extinguishment of debt.

(4)	See discussion in Capital Resources.

UNITED AMERICA INDEMNITY, LTD.

(5)	See discussion in Liability for Unpaid Losses and Loss Adjustment Expenses.
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

UNITED AMERICA INDEMNITY, LTD.
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
As of September 30, 2005, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds and certain preferred stocks to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	$	%
(200)	$1,169,268	$77,622	7.1%
(100)	1,130,391	38,745	3.5%
No change *	1,091,646	—	0.0%
100	1,047,351	(44,295)	(4.1%)
200	1,003,442	(88,204)	(8.1%)

*	The “no change” value represents fixed income securities with a market value of $1,089.4 million and $2.3 million of preferred stock securities whose prices change inversely with interest rate movements.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income investments. Our investment policy requires that we invest in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security.
In addition, we have credit risk exposure to our general agencies and reinsurers. We seek to mitigate and control our risks to producers by typically requiring our general agencies to render payments within no more than 45 days after the month in which a policy is effective and including provisions within our general agency contracts that allow us to terminate a general agency’s authority in the event of non-payment.
With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of September 30, 2005, $675.1 million of collateral was held in trust to support the reinsurance receivables.
Equity Price Risk
The objective for our equity portfolio is to achieve positive active returns primarily through specific stock selection

UNITED AMERICA INDEMNITY, LTD.
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
As of September 30, 2005, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10%, and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
		Hypothetical
	Estimated Fair Value	Percentage Increase
	after Hypothetical	(Decrease) in
Hypothetical Price Change	Change in Prices	Shareholders’ Equity
(20%)	$50,870	(2.0%)
(10%)	57,229	(1.0%)
No change	63,588	—
10%	69,947	1.0%
20%	76,306	2.0%

The table does not include $2.3 million of preferred stock securities whose price changes inversely with interest rate movements. These securities are included in the Interest Rate Risk table.

UNITED AMERICA INDEMNITY, LTD.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Financial Officer, who is acting in his capacity as such, and our Chief Financial Officer, our General Counsel, the President and Chief Executive Officer of United National Insurance Companies and the President and Chief Executive Officer of Penn-America Insurance Companies, who are currently collectively fulfilling the duties and responsibilities of the Company’s principal executive officer, have concluded that as of September 30 , 2005, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.
Changes in Internal Controls
On January 24, 2005, the Company completed its merger with Penn-America and the acquisition of Penn Independent. We continue to integrate the disclosure and financial reporting processes and related internal controls relating to these entities. Other than the impact of the merger with Penn-America and the acquisition of Penn Independent, there have been no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

UNITED AMERICA INDEMNITY, LTD.
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
Item 5. Other Information
On October 7, 2005, Edward J. Noonan stepped down as Acting Chief Executive Officer and President of the Company, a position he held since February 7, 2005. The Company has not yet appointed a new Chief Executive Officer. Consequently, the Company’s Chief Financial Officer, the Company’s General Counsel, United National Insurance Companies’ President and Chief Executive Officer and Penn-America Insurance Companies’ President and Chief Executive Officer are currently collectively fulfilling the duties and responsibilities of the Company’s principal executive officer.
Item 6. Exhibits

10.1	Separation Agreement, dated as of October 6, 2005, by and among Wind River Insurance Company, Ltd. and Seth D. Freudberg (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 18, 2005).

31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD.
Registrant

November 9, 2005	By:	/s/ Kevin L. Tate

Date: November 9, 2005	Kevin L. Tate
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)