Form 10-K
period 2005-12-31
UNITED AMERICA INDEMNITY, LTD
filed 2006-03-16
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
(Title of Class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐          NO ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐          NO ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐          NO ☑
      The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Class A Common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq National Market as of such date), was $330,031,996.
      As of March 13, 2006, the registrant had outstanding 24,154,594 Class A Common Shares and 12,687,500 Class B Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for its 2006 Annual General Meeting of Shareholders to be held May 25, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

As used in this annual report, unless the context requires otherwise:

1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;

2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc. (corporate name changed from U.N. Holdings II, Inc. on September 15, 2005), U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc., Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations;

3)	“United America Insurance Group” refers to our U.S. Insurance Operations;

4)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc.’s subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;

5)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, American Insurance Service, Inc., American Insurance Adjustment Agency, Inc., Emerald Insurance Company, the United National Insurance Companies, International Underwriters, LLC, and J.H. Ferguson & Associates, LLC;

6)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;

7)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;

8)	the “Insurance Operations” refers to the U.S. Insurance Operations and the Non-U.S. Insurance Operations;

9)	the “Agency Operations” refers to Penn Independent Corporation, PIC Holdings, Inc., Penn Independent Financial Services, Inc., Penn Oceanic Insurance Co., Ltd. (Barbados), Residential Underwriting Agency, Inc., Stratus Insurance Services, Inc. (sold effective December 31, 2005), Stratus Web Builder, Inc. (sold effective December 31, 2005), Apex Insurance Agency, Inc., Apex Insurance Services of Illinois, Inc., Summit Risk Services, Inc., Delaware Valley Underwriting Agency, Inc. (“DVUA”), DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., and DVUA Virginia, Inc.;

10)	our “Non-U.S. Subsidiaries” refers to our Non-U.S. Insurance Operations, U.A.I. (Gibraltar) Limited, U.A.I. (Gibraltar) II Limited, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.;

11)	our “Non-U.S. Insurance Operations” refers to the insurance and reinsurance and related operations of Wind River Barbados and Wind River Bermuda;

12)	“Wind River Barbados” refers to Wind River Insurance Company (Barbados) Ltd.;

13)	“Wind River Bermuda” refers to Wind River Insurance Company, Ltd.;

14)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., and Wind River (Luxembourg) S.ar.l.;

15)	“United National Group” refers to the United National Insurance Companies, and Emerald Insurance Company;

16)	“Penn Independent Group” refers to Penn Independent Corporation and its subsidiaries;

17)	“Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies;

18)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I and Penn-America Statutory Trust II;

19)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

20)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

21)	“$” or “dollars” refers to U.S. dollars.

PART I

Item 1.	Business
Recent Developments
      On January 23, 2006, we announced that our Board of Directors had selected Joseph F. Morris as our President. We also announced that we will consolidate our U.S. Insurance Operations under a single United America Insurance Group management structure, to be led by William F. Schmidt, as its President and Chief Executive Officer. We expect that this consolidation will be completed by year-end 2006.
      As previously announced, Robert A. Lear resigned from Penn Independent Corporation effective January 31, 2006. Robert Cohen has been appointed President and Chief Executive Officer of Penn Independent Corporation.
      Messrs. Morris, Schmidt, and Cohen will continue to report directly to the Board of Directors through its Chairman.
      In the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines primary insurance policies in order to focus our efforts on offering third party reinsurance products. As part of this strategy, on February 15, 2006, our Board of Directors approved a plan, subject to regulatory approval, to consolidate our Non-U.S. Insurance Operations into a single Bermuda based company, which will operate under the name Wind River Reinsurance Company, Ltd. We expect that Wind River Reinsurance Company, Ltd. will begin offering third party reinsurance products by year-end 2006.
Our History
      We are a holding company formed on August 26, 2003 under the laws of the Cayman Islands to acquire our Predecessor Insurance Operations.

Acquisition of Our Predecessor Insurance Operations
      On September 5, 2003, Fox Paine & Company made a capital contribution of $240.0 million to us, in exchange for 10.0 million Class B common shares and 14.0 million Series A preferred shares, and we acquired Wind River Investment Corporation, the holding company for our Predecessor Insurance Operations, from a group of family trusts affiliated with the Ball family of Philadelphia, Pennsylvania (the “Wind River Acquisition”).
      To effect this acquisition, we used $100.0 million of the $240.0 million capital contribution to purchase a portion of the common stock of Wind River Investment Corporation held by the Ball family trusts. We then purchased the remainder of the common stock of Wind River Investment Corporation that was also held by the Ball family trusts, paying consideration consisting of 2.5 million Class A common shares, 3.5 million Series A preferred shares and senior notes issued by Wind River Investment Corporation having an aggregate principal amount of approximately $72.8 million, which have since been paid off.
      Of the remaining $140.0 million contributed to us, we then contributed $80.0 million to our Predecessor Insurance Operations, used $42.4 million to capitalize our Non-U.S. Insurance Operations and used $17.6 million to pay fees and expenses incurred in connection with the acquisition.

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

Acquisition of Penn-America Group, Inc. and Penn Independent Corporation
      On January 24, 2005, we completed our merger with Penn-America Group, Inc. (NYSE: PNG) as well as our acquisition of Penn Independent Corporation. In connection with these transactions, our shareholders’ approved our change in name from United National Group, Ltd. to United America Indemnity, Ltd.
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
      Under the terms of the acquisition agreement, Penn Independent Corporation’s shareholders were paid $98.5 million in cash.
      Our results of operations include the results of Penn-America Group, Inc. and Penn Independent Corporation from the date of their merger and acquisition, respectively.
General
      United America Indemnity, through its Insurance and Agency Operations, is one of the leading specialty property and casualty insurers in the industry as well as a wholesale insurance broker that offers retail agents and other brokers solutions for their hard to place risks.

Our Insurance Operations
      Our U.S. Insurance Operations operate in the excess and surplus lines marketplace through two businesses: the United National Insurance Companies, which write specialty products in four distinct market segments — professional liability, class specific, property and casualty brokerage, and umbrella/excess liability; and the Penn-America Insurance Companies, which write small commercial businesses through a select network of general agents. Our U.S. Insurance Operations are either licensed or eligible to write on a surplus lines (non-admitted) basis in all 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.
      Our U.S. Insurance Operations offer two general classes of insurance products: property and general liability insurance products and professional liability insurance products. Our products include customized guidelines, rates and forms tailored to our risk and underwriting philosophy.
      Our Non-U.S. Insurance Operations consist of Wind River Barbados and Wind River Bermuda. In January 2004, our Non-U.S. Insurance Operations began offering reinsurance to our U.S. Insurance Operations. In the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines primary insurance policies in order to focus on third party reinsurance products. All excess and surplus lines insurance policies written through our Non-U.S. Insurance Operations will be allowed to expire and will not be renewed. As part of this strategy, our Board of Directors approved a plan, subject to regulatory approval, to consolidate our Non-U.S. Insurance Operations into a single Bermuda based company which will operate under the name Wind River Reinsurance Company, Ltd. For a discussion of the risks associated with this strategy, see the risk factor regarding the business plan of our Non-U.S. Insurance Operations in Item 1A of this report.
      For 2005, the combined ratio of our Insurance Operations was 92.5%. The combined ratio of an insurance company is a non-GAAP financial measure that is generally viewed as an indication of underwriting profitability. It is the ratio of the sum of net losses and loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned. We have reported an underwriting profit, based on our GAAP financial statements and those of our Predecessor Insurance Operations, in 19 of the past 20 years.
      We distribute our insurance products through a group of professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. We have approximately 150 professional general agencies in our marketing and distribution network.
      Our United National Insurance Companies are rated “A” (Excellent) by A.M. Best, which assigns credit ratings to insurance companies transacting business in the United States. “A” (Excellent) is the third highest rating of sixteen rating categories. These ratings are based upon factors of concern to policyholders, such as capital adequacy, loss reserve adequacy, and overall operating performance, and are not directed to the protection of investors. The Penn-America Insurance Companies are rated “A-” (Excellent) by A.M. Best. “A-” (Excellent) is the fourth highest rating of sixteen rating categories.
      Wind River Bermuda is rated “A-” (Excellent) by A.M. Best, and Wind River Barbados is rated “A” (Excellent) by A.M. Best.

Our Agency Operations
      Through our Agency Operations, we are a wholesale insurance broker and underwriting manager for all types of commercial and industrial accounts. Having access to approximately 270 wholesale global markets, our experienced professionals of our Agency Operations specialize in property, casualty, transportation, public entity, professional, excess and umbrella, specialty, and personal lines. Our Agency Operations market their products through DVUA, which is a wholesale agency primarily providing insurance policies on an excess and surplus lines basis for all types of commercial and industrial accounts; Apex Insurance Agency, Inc. (“Apex”), which serves the specialty property and casualty insurance and reinsurance needs of governmental agencies, such as municipalities, school boards and police departments; and Residential Underwriting Agency, Inc. (“RUA”), which serves the specialty property and casualty insurance and reinsurance needs of residential customers.
      On December 31, 2005, our Agency Operations sold its 80% equity interest in Stratus Insurance Services, Inc. (“Stratus”) to the 20% minority shareholder, resulting in no gain or loss. The sale of Stratus is not expected to have a material impact on our financial condition or operations.
Available Information
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
Recent Trends In Our Industry
      The property and casualty insurance industry has historically been a cyclical industry. During periods of reduced underwriting capacity, characterized by a shortage of capital and reduced competition, underwriting results are more favorable for insurers due to more favorable policy terms and conditions and higher rate levels. During periods of excess underwriting capacity, characterized by an abundance of capital and increased competition, underwriting results are less favorable for insurers due to an expansion of policy terms and conditions and lower rate levels. Historically, several factors have affected the level of underwriting capacity, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors.
      In 2001, the insurance industry moved into a period of reduced underwriting capacity primarily as a result of the terrorist attacks of September 11, 2001, reserve charges resulting from poor underwriting in the late 1990s, the exit or insolvency of several insurance market participants, ratings downgrades, substantial investment losses and declines in investment income, and increased regulatory scrutiny. As a result of these factors, from late 2001 through 2004, the insurance industry experienced rate increases, more conservative underwriting practices and risk selection, more restrictive coverage terms and a significant movement of premium from the standard market to the excess and surplus lines market.
      In 2005, the insurance industry began to move into a period of excess underwriting capacity, characterized by excess capital and increased competition. As a result, rate increases moderated in most lines of business and even declined slightly in some lines of business.
      On August 29, 2005, Hurricane Katrina made landfall in Southern Louisiana, Mississippi and Alabama causing estimated insured damages of approximately $43.0 billion. Subsequently, Hurricane Rita made landfall on September 24, 2005 in Texas and Louisiana causing estimated insured damages of approximately $8.0 billion, and Hurricane Wilma made landfall on October 24, 2005 in Southern Florida causing estimated insured damages of $13.0 billion. As a result, underwriting capacity for writing property insurance in several wind-prone areas of the United States was reduced immediately which led to significant increases in rate levels in many of the territories affected by these storms. In addition to the effects on primary underwriting capacity, carriers expect to feel added pressure from the catastrophe reinsurance markets during the 2006 renewal season in the form of both reduced capacity and increased pricing.
Excess and Surplus Lines Market
      Our U.S. Insurance Operations operates in the excess and surplus lines market. The excess and surplus lines market differs significantly from the standard property and casualty insurance market. In the standard property and casualty insurance market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price and financial strength. In contrast, the excess and surplus lines market provides coverage for businesses that do not fit the underwriting criteria of insurance companies operating in the standard market due to their non-standard risk characteristics, small premium size or rural location. Without the excess and surplus lines market, certain businesses would have to forego traditional insurance, self insure their exposures, or seek coverage outside the U.S. market. In the excess and surplus lines market, insurance rates and forms are not regulated and can be tailored to meet specific risks. In addition, companies operating in the excess and surplus lines market have lower expenses due to lower premium taxes and removal from state guarantee fund assessments.
      Competition in the excess and surplus lines market tends to focus less on price and more on availability, service and other considerations. While excess and surplus lines market exposures may have higher perceived insurance risk than their standard market counterparts, excess and surplus lines market underwriters historically have been able to generate underwriting profitability superior to standard market underwriters.
      According to A.M. Best, from 1984 through 2004, the excess and surplus lines market grew from an estimated $2.4 billion in direct premiums written to $33.0 billion. In contrast, the U.S. property and casualty industry grew more moderately during this period from $121.6 billion in direct premiums written to $477.1 billion. During this period, the surplus lines market as a percentage of the total property and casualty industry grew from approximately 2.0% to 6.9%. Additionally, the growth in terms of commercial lines market share, which comprises the majority of surplus lines premiums, increased from 3.95% to 14.14% over this period.
      Within the excess and surplus lines market, we write business on both a surplus lines and specialty admitted basis. Surplus lines business accounts for approximately 69.5% of the business that our U.S. Insurance Operations writes, while specialty admitted business accounts for the remaining 30.5%.
      The business that our U.S. Insurance Operations writes on a specialty admitted basis focuses on writing insurance for hard-to-place risks, including risks associated with insureds engaged in similar but highly specialized types of activities. These insureds are generally forced to rely on specialty admitted insurance companies for one of two reasons: such insureds require a total insurance product not otherwise available from standard market insurers, or such insureds require insurance products that are not written by large admitted carriers. For regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.
Business Segments
      We operate and manage our business through two business segments: Insurance Operations and Agency Operations.

Insurance Operations
      Our Insurance Operations segment includes the operations of the United National Insurance Companies, the Penn-America Insurance Companies and our Non-U.S. Insurance Operations. Our Insurance Operations segment offers two general classes of insurance products: property and general liability insurance products and professional liability insurance products. Our insurance products target very specific, defined, homogenous groups of insureds with customized coverages to meet their needs. Our property and general liability and professional liability products include customized guidelines, rates and forms tailored to our risk and underwriting philosophy. In 2005, gross premiums written by product class were $538.5 million and $84.4 million, respectively.

Agency Operations
      Our Agency Operations segment consists solely of the operations of Penn Independent Group. Having access to approximately 270 wholesale global markets, the experienced professionals of our Agency Operations specialize in property, casualty, transportation, public entity, professional, excess and umbrella, specialty, and personal lines. Through DVUA and Apex, we are a wholesale insurance broker and underwriting manager for all types of commercial and industrial accounts. Our Agency Operations also market lines of personal insurance through RUA. Our Agency Operations’ customers are independent agents and brokers seeking coverage for their respective customers, the insureds. Our Agency Operations represent an outlet to specialty insurance carriers focused on the property and casualty marketplace. In 2005, agency commission and fee revenues were $38.4 million.
Products and Product Development
      We offer two different types of products: property and general liability, which consists of commercial liability packages designed for small businesses, such as warehouses, retail stores, or restaurants, as well as habitational liability packages; and professional liability, which consists of casualty policies designed for social service agencies or educators.
      The following table sets forth an analysis of United America Indemnity’s gross premiums written, which is the sum of direct and assumed reinsurance premiums written, by product class within our Insurance Operations segment during the periods indicated:

	For the Years Ended December 31,(1)

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in thousands)
Property and general liability	$538,520	86.5%	$322,608	78.9%	$577,855	86.5%
Professional liability	84,358	13.5	86,465	21.1	90,525	13.5

Total	$622,878	100.0%	$409,073	100.0%	$668,380	100.0%

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.
      For a discussion of the variances between years, see “Results of Operations” in Item 7 of this Report.

      The following table sets forth an analysis of United America Indemnity’s net premiums written, which is gross premiums written less ceded premiums written, by product class within our Insurance Operations segment during the periods indicated:

	For the Years Ended December 31,(1)

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Property and general liability	$447,288	86.1%	$217,216	77.5%	$165,679	82.7%
Professional liability	72,445	13.9	62,992	22.5	34,702	17.3

Total	$519,733	100.0%	$280,208	100.0%	$200,381	100.0%

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.
      For a discussion of the variances between years, see “Results of Operations” in Item 7 of this Report.
Geographic Concentration
      The following table sets forth the geographic distribution of United America Indemnity’s gross premiums written for the periods indicated:

	For the Years Ended December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
New York	$85,093	13.7%	$72,462	17.7%	$70,999	10.6%
California	71,538	11.5	49,529	12.1	71,836	10.7
Florida	40,581	6.5	27,177	6.6	66,330	9.9
Massachusetts	39,964	6.4	22,826	5.6	25,682	3.8
New Jersey	36,824	5.9	31,134	7.6	39,968	6.0
Texas	36,166	5.8	13,415	3.3	38,898	5.9
Pennsylvania	23,214	3.7	16,279	4.0	29,443	4.4
Illinois	22,231	3.6	12,122	3.0	26,243	4.0
Ohio	14,533	2.3	11,161	2.7	26,621	4.0
Georgia	14,463	2.3	7,839	1.9	10,710	1.6

Subtotal	384,607	61.7	263,944	64.5	406,730	60.9
All others	238,270	38.3	145,129	35.5	261,600	39.1

Total	$622,878	100.0%	$409,073	100.0%	$668,330	100.0%

Marketing and Distribution
      We distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority, and that in turn sell our insurance products to insureds through retail insurance brokers.
      Of our non-affiliated professional general agencies, the top five accounted for 22.4% of our gross premiums written for the year ended December 31, 2005. No one agency accounted for more than 7.3% of our gross premiums written.
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
      Second, our professional general agencies and our direct underwriting personnel further underwrite and assist in the selection of the specific insureds. Our professional general agencies utilize the underwriting manuals and processes and procedures that we provide to generate an insurance quote for the particular insured. In certain cases, a professional general agency may have a potential insured that requires insurance for a risk that lies outside of the scope of our pre-approved underwriting guidelines. For these risks, we also provide a process to enable the delivery of an insurance quote directly from us, after specific review by our underwriters. We regularly update our underwriting manuals to ensure that they clearly outline risk eligibility, pricing, underwriting criteria and processes, approved policy forms and policy issuance and administrative procedures.
      Third, we monitor the quality of our underwriting on an ongoing basis. Our underwriting staff closely monitors the underwriting quality of our business through a very disciplined system of controls developed for products and general agency appointments. Our control system typically consists of a multi-layer approach to ensure compliance with our underwriting and processing guidelines by our general agents and internal underwriters. We also utilize the following five independent steps that we believe aid the integrity of our underwriting guidelines and processes:

•	individual binder and policy reviews;

•	automated system criteria checks and exception reports;

•	underwriter audits by our internal underwriting audit department;

•	with respect to agency appointments by our U.S. Insurance Operations, on-site general agency audits for profitability, processes and controls that provide for removal of general agencies not producing satisfactory underwriting results or complying with established guidelines; and

•	internal annual actuarial and profitability reviews.
      We provide strong incentives to our professional general agencies to produce profitable business through contingent profit commission structures that are tied directly to the achievement of loss ratio and profitability targets.
Pricing
      We develop our pricing through the use of our pricing actuaries to ultimately establish pricing tailored to each specific product we underwrite, taking into account for each product historical loss experience and individual risk and coverage characteristics. We generally use the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for our products. Generally, we will only write business if we feel we can achieve an adequate rate of return.
      From 2001 to 2003, we significantly increased our rates because of a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies. During 2002 and 2003, our rate increases (as measured against expiring rates), across our active segments, approximated 30% and 23%, respectively. During 2004 and the first eight months of 2005 the ability to achieve significant rate increases lessened with increased competition and additional industry capacity. This trend subsided, however, during the last four months of 2005 primarily as a result of the impact of Hurricanes Katrina, Rita, and Wilma on the United States. The underwriting capacity for writing property insurance in several wind-prone areas of the United States was reduced immediately, which led to dramatic price increases in rate levels in many of the territories affected by these storms. We achieved a renewal rate increase of approximately 9% for 2004 and a decrease of approximately 1% for 2005.
Reinsurance of Underwriting Risk
      Our philosophy is to purchase reinsurance to reduce our liability on individual risks and to protect against catastrophe losses. Reinsurance assists us in controlling exposure to severe losses, and protecting capital resources. We purchase reinsurance on both an excess of loss and proportional basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. Our reinsurance contracts renew throughout the year, and all of our reinsurance is purchased following guidelines established by our management. We utilize treaty reinsurance products, including proportional reinsurance, excess of loss reinsurance, and property catastrophic loss reinsurance. Additionally, we purchase facultative reinsurance protection on single risks when deemed necessary.
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
      We purchase reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect our primary positions on property and general liability products and non-medical professional liability products. These structures allow us to maximize our underwriting profits over time by retaining a greater portion of the risk in these products, while helping to protect against the possibility of unforeseen volatility. We also receive a ceding commission on premiums ceded to reinsurers on selected excess of loss agreements.
      We analyze our reinsurance contracts to ensure that they meet the risk transfer requirements of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting for Reinsurance of Short Duration and Long Duration Contracts,” which requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction.
      Our current property writings create exposure to catastrophic events, and our casualty writings create exposure to casualty clash events. Casualty clash exposure arises when two or more insureds are involved in the same loss occurrence or a single insured is in involved in a loss occurrence that triggers coverage under multiple policies (for example, an insured has a general liability policy and a professional liability policy both of which are involved in a single loss). To protect us from these exposures, we have purchased $55.0 million in excess of $5.0 million of property catastrophe reinsurance for events occurring in 2006 and $10.0 million in excess of $3.0 million of casualty clash coverages, both of which are on a per occurrence basis. We ceded $1.9 million in losses as a result of Hurricane Wilma and have not purchased reinstatement coverage. As a result, if a catastrophe occurs between now and June 30, 2006, we would retain the first $6.9 million of losses. To the extent that we may have increased property catastrophe or casualty clash exposure in the future we may increase our reinsurance protection for these exposures commensurately.

      During 2005, we were able to effectively consolidate several of the previously independent, autonomous reinsurance purchases of the United National Insurance Companies and the Penn-America Insurance Companies. Our plan for 2006 is to consolidate most of the remaining reinsurance contracts that exist independently for each organization. Certain reinsurance contracts that have already been entered into by the United National Insurance Companies and/or Penn-America Insurance Companies will not be consolidated. However, we will amend such reinsurance contracts to reflect United America Indemnity Group, Inc. as the purchaser on behalf of the statutory companies. Any decision to decrease our reliance upon proportional reinsurance or to increase our excess of loss retentions could increase our earnings volatility. Throughout 2006 we will continue to evaluate our retention levels across the entire product portfolio to ensure that the ultimate reinsurance cessions are aligned with the corporate risk tolerance levels associated with such products. We endeavor to purchase reinsurance from financially strong reinsurers with which we have long-standing relationships. In addition, in certain circumstances, we hold collateral, including escrow funds and letters of credit, under reinsurance agreements.
      The following table sets forth the ten reinsurers for which we have the largest reinsurance asset amounts, as of December 31, 2005. Also shown are the amounts of premiums written ceded by us to these reinsurers during the year ended December 31, 2005.

	A.M.	Gross	Prepaid	Total		Ceded
	Best	Reinsurance	Reinsurance	Reinsurance	Percent	Premiums	Percent
	Rating	Receivables	Premium	Assets	of Total	Written	of Total

(Dollars in millions)
American Re-Insurance Co.	A	$534.2	$16.3	$550.5	40.2%	$44.7	43.3%
Employers Reinsurance Corp.	A	304.8	12.1	316.9	23.1	24.1	23.4
General Reinsurance Corp.	A++	77.1	5.5	82.6	6.0	12.5	12.1
Hartford Fire Insurance Co.	A+	71.5	—	71.5	5.2	0.2	0.2
GE Reinsurance Corporation	A	53.4	—	53.4	3.9	0.3	0.3
Converium AG	B++	36.3	—	36.3	2.6	(0.2)	(0.2)
Generali — Assicurazioni	A+	34.4	—	34.4	2.5	—	—
Converium Re (North America)	B-	27.7	—	27.7	2.0	0.1	0.1
Swiss Reinsurance America Corp	A+	21.8	0.2	22.0	1.6	0.2	0.2
Clearwater Insurance (Odyssey Reinsurance Corp.)	A	18.8	—	18.8	1.4	—	—

Subtotal		1,180.0	34.1	1,214.1	88.5	81.9	79.4
All other reinsurers		148.2	7.6	155.8	11.5	21.2	20.6

Total reinsurance receivables before purchase accounting adjustments		1,328.2	41.7	1,369.9	100.0%	$103.1	100.0%

Purchase accounting adjustments		(49.9)	—	(49.9)
Collectibility reserve		(0.2)	—	(0.2)

Total receivables, net of purchase accounting adjustments and collectibility reserve		1,278.1	$41.7	1,319.8

Collateral held in trust from reinsurers		(691.7)		(691.7)

Net receivables		$586.4		$628.1

      At December 31, 2005 and 2004, we carried reinsurance receivables of $1,278.1 million and $1,531.9 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment, which was due to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves, lowered the reinsurance receivables balance by $21.2 million in 2005 and $49.4 million in 2004. The second purchase accounting adjustment netted uncollectible reinsurance reserves of $49.1 million against the reinsurance receivables to properly reflect our reinsurance receivables at their fair value at the Wind River Acquisition date. Due to commutations and charge-offs of uncollectible reinsurance recoverables, this purchase accounting adjustment has been reduced to $28.7 million at

December 31, 2005 and 2004. We also established an uncollectible reinsurance reserve of $0.2 million during 2005.
      During 2005, an allowance for uncollectible reinsurance of $0.2 million was established by Penn-America Group, Inc. No other allowance for uncollectible reinsurance has been established because management believes its reinsurance receivables are recorded at their net realizable amounts. The need for an allowance for uncollectible reinsurance is based on the results of our regular review of collectibility or recorded reinsurance receivables due from our external reinsurers.
      Historically, there have been insolvencies following a period of competitive pricing in the industry. While we have recorded allowances for reinsurance receivables based on currently available information, conditions may change or additional information might be obtained that may require us to record additional allowances. We periodically review our financial exposure to the reinsurance market and assess the adequacy of our collateral and allowance for uncollectible reinsurance and continue to take actions to mitigate our exposure to possible loss.
Claims Management and Administration
      Our approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of us, our general agencies, reinsurers and insureds. Our general agencies have no authority to settle claims or otherwise exercise control over the claims process. Our claims management staff supervises or processes all claims. We have a formal claims review process, and all claims greater than $100,000, gross of reinsurance, are reviewed by our senior claims management and certain of our senior executives.
      To handle claims, we utilize our own in-house claims department as well as third-party claims administrators (“TPAs”) and assuming reinsurers, to whom we delegate limited claims handling authority. Our experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty claims, latent exposure claims, property claims, TPA oversight and a wholly owned subsidiary that administers claims mostly on the west coast of the United States. The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.
      As of December 31, 2005, we had approximately $552.2 million of gross outstanding case reserves on known claims. Claims relating to approximately 62% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 23% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct two to five day on-site audits of our TPAs at least twice a year. Approximately 15% of our reserves are handled by our assuming reinsurers. We diligently review and supervise the claims handled by our reinsurers to protect our reputation and minimize exposure.
Our Non-U.S. Insurance Operations
      Our Non-U.S. Insurance Operations consist of Wind River Barbados and Wind River Bermuda. Effective January 1, 2004, Wind River Bermuda was listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). This subsidiary is eligible to write on a surplus lines basis in 32 U.S. states and the District of Columbia. However, in the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines primary insurance policies in order to focus on third party reinsurance products. All excess and surplus lines insurance policies written through our Non-U.S. Insurance Operations will be allowed to expire and will not be renewed. As part of this strategy to begin offering third party reinsurance products through our Non-U.S. Insurance Operations, our Board of Directors approved a plan, subject to regulatory approval, to consolidate our Non-U.S. Insurance Operations into a single Bermuda based company, which will operate under the name Wind River Reinsurance Company, Ltd. For a discussion of the risks associated with this strategy, see the risk factor regarding the business plan of our Non-U.S. Insurance Operations in Item 1A of this report.
      Our Non-U.S. Insurance Operations commenced offering reinsurance to the United National Insurance Companies in January 2004 through a quota share arrangement. This reinsurance arrangement resulted in 45% and 15% of our net retained insurance liability on new and renewal business bound January 1, 2004 through April 30, 2004 being ceded to Wind River Barbados and Wind River Bermuda, respectively. The agreement also stipulated that 45% and 15% of the United National Insurance Companies’ December 31, 2003 net unearned premium be ceded to Wind River Barbados and Wind River Bermuda, respectively.
      The quota share arrangement was modified as of May 1, 2004. This arrangement stipulated that 60% of the United National Insurance Companies’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to Wind River Bermuda. The modified arrangement also stipulated that 60% of the United National Insurance Companies’ April 30, 2004 unearned premium be ceded to Wind River Bermuda. Also, as a result of the modification, none of the net retained liability on new and renewal business bound May 1, 2004 and later by the United National Insurance Companies has been directly assumed by Wind River Barbados.
      On February 1, 2005, the Non-U.S. Insurance Operations commenced offering reinsurance to the Penn-America Insurance Companies through a quota share arrangement. This reinsurance arrangement resulted in 30% of Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005 being ceded to Wind River Bermuda, an affiliated company. The agreement also stipulated that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.
      Effective January 1, 2005, Wind River Barbados entered into a quota share reinsurance agreement with Wind River Bermuda. Under the terms of this reinsurance agreement, Wind River Barbados assumed 35% of Wind River Bermuda’s net retained insurance liability on losses occurring on or after January 1, 2005 on all new and renewal insurance and reinsurance business effective on or after January 1, 2005. As a result of the anticipated consolidation of our Non-U.S. Insurance Operations, we expect to terminate this agreement during fiscal year 2006
Reserves For Unpaid Losses and Loss Adjustment Expenses
      Applicable insurance laws require us to maintain reserves to cover our estimated ultimate losses under insurance policies that we write and for loss adjustment expenses relating to the investigation and settlement of policy claims.
      We establish loss and loss adjustment expenses reserves for individual claims by evaluating reported claims on the basis of:

•	our knowledge of the circumstances surrounding the claim;

•	the severity of injury or damage;

•	jurisdiction of the occurrence;

•	the potential for ultimate exposure;

•	litigation related developments;

•	the type of loss; and

•	our experience with the insured and the line of business and policy provisions relating to the particular type of claim.
      In most cases, we estimate such losses and claims costs through an evaluation of individual reported claims. However, for some types of claims, we initially use an average reserving method until more information becomes available to permit an evaluation of individual claims. We also establish loss reserves for losses incurred but not reported (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The reserves are reviewed by the in-house actuarial staff and are opined on annually by independent actuaries.
      With respect to some classes of risks, the period of time between the occurrence of an insured event and the final resolution of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of umbrella and excess liability that we underwrite have historically had longer intervals between the occurrence of an insured event, reporting of the claim and final resolution. In such cases, we are forced to estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that we underwrite, such as most property insurance, historically have shorter intervals between the occurrence of an insured event, reporting of the claim and final resolution. Reserves with respect to these classes are therefore inherently less likely to be adjusted.
      The loss reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may affect another.

      The loss development table below shows changes in our reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year and in conformity with GAAP. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.
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
      This loss development table shows development in United America Indemnity’s loss reserves on a net basis:

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

(Dollars in thousands)
Balance sheet reserves:	$155,030	$168,599	$180,651	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291
Cumulative paid as of:
One year later	$15,886	$13,190	$8,360	$85,004	$64,139	$26,163	$63,667	$42,779	76,048	85,960
Two years later	25,120	13,543	64,079	110,073	82,119	72,579	82,970	96,623	136,133
Three years later	21,867	56,603	77,775	123,129	118,318	75,661	118,401	41,545
Four years later	47,023	66,083	85,923	152,915	110,640	98,654	150,062
Five years later	54,490	72,451	111,044	161,028	126,119	121,407
Six years later	58,064	93,652	116,167	168,091	143,782
Seven years later	77,962	97,409	121,303	172,926
Eight years later	81,279	100,632	125,215
Nine years later	84,083	104,164
Ten years later	87,506
Re-estimated liability as of:
End of year	$155,030	$168,599	$180,651	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291
One year later	146,678	148,895	164,080	195,525	157,602	124,896	228,207	261,465	313,213	343,332
Two years later	127,939	137,056	146,959	185,421	155,324	180,044	228,391	263,995	315,230
Three years later	116,751	121,906	137,711	182,584	192,675	180,202	231,133	268,149
Four years later	105,368	118,144	136,307	211,544	192,714	175,198	236,271
Five years later	101,172	116,890	157,605	211,352	175,478	179,727
Six years later	98,847	132,663	157,431	203,451	180,735
Seven years later	111,484	132,542	149,562	201,991
Eight years later	111,446	125,555	149,301
Nine years later	106,423	125,556
Ten years later	106,917
Cumulative redundancy
(deficiency)	$48,113	$43,043	$31,350	$8,492	(12,867)	$(48,599)	$(79,487)	$(7,326)	$(1,207)	$1,282	$—
      We experienced favorable development of $1.3 million in our 2004 net reserves primarily as a result of our better than anticipated loss experience on our animal mortality business.
      The net deficiency for 1998 through 2002 primarily resulted from the factors described below:

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

compared to the original pricing assumptions used when the business was written. During 2002, we terminated 14 products within our four product classes, of which 12 were excess and surplus lines and 2 were specialty admitted. Gross premiums written relative to those terminated products were $425.9 million for 2002 and net premiums written relative to those terminated products were $44.5 million in 2002.

•	We perform quarterly reviews of our net loss reserves. As a result of our review of net loss reserves during the second and third quarters of 2002, we noted what appeared to be faster than expected development of known incurred losses relative to several recent accident years. As a result, we strengthened our net loss reserves by a total of $7.9 million in the second and third quarters of 2002. Furthermore, a fourth quarter 2002 review indicated the possible need for additional reserve strengthening. We then performed an extensive study of our loss reserves to more fully evaluate their adequacy. As a result we increased our loss reserves for accident years 2001 and prior, inclusive of the $7.9 million strengthening noted above, by $47.8 million, with the increase relating primarily to accident years 1997 through 2001.

•	As a result of our loss experience and our expectations concerning future losses on policies written during and after 1997, we identified specific sources of business written during those periods that we expected to be unprofitable. We have taken what we believe to be appropriate steps to discontinue writing additional business from these sources.

•	Our subsidiary, United National Insurance Company, was involved in an arbitration proceeding with Riunione Adriatica Di Sicurta, or “RAS,” which had acted as our reinsurer relative to certain of our products written in 1993 and 1994. RAS was seeking to rescind the reinsurance agreement, to prohibit us from drawing down on available lines of credit and demanding repayment of funds previously paid. On October 1, 2002, the arbitration panel issued an order holding RAS liable for a majority of the total amount in dispute. RAS was also ordered to pay interest at a rate of 4.0% compounded annually with respect to balances due. The panel further ordered a portion of the reinsurance agreement with RAS to be rescinded. RAS was released from all future liabilities or responsibilities to us with respect to the rescinded portion of the reinsurance agreement. This rescission, in total, had a $20.6 million detrimental effect on pre-tax net income. We increased net losses and loss adjustment expenses by $23.6 million as a result of the rescission.

•	In the fourth quarter of 2002, we recorded a $44.0 million pre-tax charge for an allowance for doubtful reinsurance receivables. This allowance relates to a group of reinsurers, the ratings of many of which were downgraded by A.M. Best in 2002. In addition, the reinsurance receivables from these reinsurers increased during 2002, primarily as a result of the reserve strengthening recorded in 2002 and its effect on our reinsurance receivables.

      The Penn-America Insurance Companies are included in our loss development table for 2005 only. During 2005, the Penn-America Insurance Companies increased incurred losses related to insured events of prior years by $5.8 million subsequent to January 24, 2005. This increase consisted of an increase in incurred losses related to our casualty lines of business of $11.6 million relating mainly to accident years 1994 through 2000 offset partially by a decrease in incurred losses related to our property lines of business of $5.8 million relating primarily to accident year 2004.

      The following table provides a reconciliation of United America Indemnity’s liability for losses and loss adjustment expenses, net of reinsurance ceded:

	Years Ended December 31,

	2005	2004	2003

(Dollars in thousands)
Unpaid losses and loss adjustment expenses at beginning of year	$1,876,510	$2,059,760	$2,004,422
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,531,896	1,745,737	1,743,602

Net balance at beginning of year	344,614	314,023	260,820

Plus unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	235,192	—	—
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	43,908	—	—

Unpaid losses and loss adjustment expenses subtotal	535,898	—	—

Incurred losses and loss adjustment expenses related to:
Current year(2)	289,406	134,648	123,039
Prior years(3)	(1,282)	(810)	645

Total incurred losses and loss adjustment expenses	288,124	133,838	123,684

Paid losses and loss adjustment expenses related to:
Current year	59,930	27,199	27,702
Prior years(4)	124,801	76,048	42,779

Total paid losses and loss adjustment expenses	184,731	103,247	70,481

Net balance at end of year	639,291	344,614	314,023
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,274,933	1,531,896	1,745,737

Unpaid losses and loss adjustment expenses at end of year	$1,914,224	$1,876,510	$2,059,760

(1)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Group, Inc.

(2)	Included in 2005 is $5.8 million of negative development for the Penn-America Group that is related to prior years. This amount is not included in the “Prior years” line due to the fact that we did not own the Penn-America Group during the prior year periods to which the losses and loss adjustment expenses are related.

(3)	In 2005, we decreased our net loss reserve relative to accident years 2004 and prior by $1.3 million due to lower than anticipated frequency in our animal mortality program. In 2004, we decreased our net loss reserve relative to accident years 2003 and prior by $0.8 million. In 2003, we increased our net loss reserve relative to accident years 2002 and prior by $0.6 million.

(4)	Net paid losses and loss adjustment expenses during 2003 related to prior years include the commutation with Trenwick America Reinsurance Corp. in the amount of $20.5 million and the commutation with AXA Corporate Solutions in the amount of $0.4 million.
Asbestos and Environmental Exposure
      Although we believe our exposure to be limited, we have exposure to asbestos and environmental (“A&E”) claims. Our environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Currently, our policies continue to exclude classic environmental contamination claims. In some states we are required, however, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual’s exposure to a release of chemicals. We have also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by us. We have also received a number of asbestos-related claims. The majority is declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of these liabilities are reviewed and updated continually.
      Significant uncertainty remains as to our ultimate liability for asbestos-related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims, the increase in the volume of claims made by plaintiffs who claim exposure but who have no symptoms of asbestos-related disease, and an increase in claims subject to coverages under general liability policies that do not contain aggregate limits of liability. There is also the possibility of federal legislation that would address asbestos litigation.
      The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2005, we had $6.3 million of net loss reserves for asbestos-related claims and $5.2 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. Beginning in 2002, we identified that portion of our IBNR reserves related to A&E.
      The following table shows our gross reserves for A&E losses:

	Years Ended December 31,

	2005	2004	2003

(Dollars in thousands)
Gross reserves for A&E losses and loss adjustment expenses — beginning of period	$34,622	29,750	$30,872
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	78	—	—
Plus: Incurred losses and loss adjustment expenses — case reserves	6,911	2,782	5,861
Plus: Incurred losses and loss adjustment expenses — IBNR	5,120	7,633	(2,938)
Less: Payments	6,607	5,543	4,045

Gross reserves for A&E losses and loss adjustment expenses — end of period	$40,124	$34,622	$29,750

      The following table shows our net reserves for A&E losses:

	Years Ended December 31,

	2005	2004	2003

(Dollars in thousands)
Net reserves for A&E losses and loss adjustment expenses — beginning of period	$11,800	$8,032	$8,144
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	58	—	—
Plus: Incurred losses and loss adjustment expenses — case reserves	1,981	2,012	320
Plus: Incurred losses and loss adjustment expenses — IBNR	(662)	2,617	111
Less: Payments	1,658	861	543

Net reserves for A&E losses and loss adjustment expenses — end of period	$11,519	$11,800	$8,032

      As of December 31, 2005, 2004, and 2003, the survival ratio on a net basis for our open A&E claims was 9.6 years, 17.3 years, and 15.1 years, respectively. As of December 31, 2005, 2004, and 2003, the survival ratio on a gross basis for our open A&E claims was 7.1 years, 9.4 years, and 11.1 years, respectively. The survival ratio, which is the ratio of net reserves to the 3-year average of annual paid claims, is a non-GAAP financial measure that indicates how long the current amount of net reserves will last based on the current rate of paid claims.
Investments
      Our investment policy is determined by the Operating Committee of our Board of Directors. We have engaged third-party investment advisors to oversee our investments and to make recommendations to the Operating Committee of our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our capital and surplus, or $192.0 million at December 31, 2005. As of December 31, 2005, we had $1,424.2 million of investments and cash and cash equivalent assets.
      Insurance company investments must comply with applicable regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities.
      Although we generally intend to hold bonds to maturity, we regularly reevaluate our position based upon market conditions. As of December 31, 2005, our bonds had a weighted average maturity of 5.5 years and a weighted average duration of 4.1 years. Our financial statements reflect an unrealized loss on bonds available for sale as of December 31, 2005, of $5.5 million on a pre-tax basis.
      The following table shows the average amount of investments, income earned and the book yield thereon for the periods indicated:

	Years Ended December 31,(1)

	2005	2004	2003

(Dollars in thousands)
Average investments at estimated fair value	$1,005,938	$593,139	$506,293
Gross investment income(2)	41,196	19,863	18,736
Book yield	4.10%	3.35%	3.70%

(1)	Does not include any amounts for the Penn Independent Group or the Penn-America Group for any periods prior to January 24, 2005.

(2)	Represents investment income, gross of investment expenses and excluding realized gains and losses.
      Realized gains and (losses), including other than temporary impairments, for the years ended December 31, 2005, 2004, and 2003 were $0.6 million, $2.7 million, and $5.8 million, respectively.

      The following table summarizes by type the estimated market value of United America Indemnity’s investments and cash and cash equivalents as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004(1)

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total

(Dollars in thousands)
Cash and cash equivalents	$220,122	15.5%	$242,123	26.2%

U.S. Treasury securities	74,013	5.2	162,414	17.6
Obligations of states, municipalities and political subdivisions	185,676	13.0	77,031	8.3
Special revenue bonds	204,064	14.3	230,879	25.0
Corporate bonds	263,028	18.5	58,180	6.3
Mortgage-backed and asset-backed securities	340,523	23.9	53,143	5.7
Other bonds	18,321	1.3	3,738	0.4

Total bonds	1,085,624	76.2	585,385	63.3
Equity securities	66,002	4.6	43,006	4.7
Other investments	52,427	3.7	53,756	5.8

Total investments and cash and cash equivalents	$1,424,175	100.0%	$924,270	100.0%

(1)	Does not include any amounts for Penn Independent Group or Penn-America Group, which were not owned by United America Indemnity, Ltd. at December 31, 2004.
      The following table summarizes, by Standard & Poor’s rating classifications, the estimated market value of United America Indemnity’s investments in bonds, as of December 31, 2005 and December 31, 2004:

	December 31, 2005		December 31, 2004(1)

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total

(Dollars in thousands)
AAA	$771,711	71.0%	$469,626	80.2%
AA	140,995	13.0	64,555	11.0
A	141,595	13.0	30,827	5.3
BBB	25,657	2.4	18,195	3.1
BB	2,041	0.2	663	0.1
B	767	0.1	719	0.1
CC	800	0.1	800	0.2
Not rated	2,058	0.2	—	—

Total bonds	$1,085,624	100.0%	$585,385	100.0%

(1)	Does not include any amounts for Penn Independent Group or Penn-America Group, which were not owned by United America Indemnity, Ltd. at December 31, 2004.

      The following table sets forth the expected maturity distribution of United America Indemnity’s bonds at their estimated market value as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004(1)

	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total

(Dollars in thousands)
One year or less	$30,760	2.8%	$18,398	3.1%
More than one year to five years	210,394	19.4	170,642	29.2
More than five years to ten years	276,541	25.5	155,928	26.6
More than ten years to fifteen years	130,836	12.2	91,686	15.7
More than fifteen years	94,660	8.7	95,588	16.3

Securities with fixed maturities	745,101	68.6	532,242	90.9
Asset-backed and mortgage-backed securities	340,523	31.4	53,143	9.1

Total bonds	$1,085,624	100.0%	$585,385	100.0%

(1)	Does not include any amounts for Penn Independent Group or Penn-America Group, which were not owned by United America Indemnity, Ltd. at December 31, 2004.
      The expected weighted average duration of our asset-backed and mortgage-backed securities is 4.1 years.
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
      As of December 31, 2005, United America Indemnity had aggregate equity securities of $66.0 million that consisted of $59.6 million in common stocks, $5.8 million in preferred stocks and $0.6 million in preferred stock options.
      We also hold other invested assets valued at $52.4 million as of December 31, 2005. These investments are primarily comprised of investments in limited partnerships. Several of these limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of December 31, 2005, our other invested assets portfolio included $13.1 million in securities for which there was no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.
Competition
      We compete with numerous domestic and international insurance companies and reinsurers, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, in the specialty insurance market we compete against, among others:

•	American International Group;

•	Argonaut Group;

•	Berkshire Hathaway;

•	Century Surety;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	IFG Companies;

•	Markel Corporation;

•	Nationwide Insurance;

•	Navigators Insurance Group;

•	Philadelphia Consolidated Group;

•	RLI Corporation;

•	W.R. Berkley Corporation.

•	Western World Insurance Group
      Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of our markets, we compete by developing insurance products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds who rely on our expertise. This expertise, and our reputation for offering and underwriting products that are not readily available, is our principal means of differentiating ourselves from our competition. Each of our products has its own distinct competitive environment. We seek to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders, general agencies and brokers.
      A number of recent, proposed or potential legislative or marketplace developments could further increase competition in our industry. These developments include an influx of new capital that resulted from the formation of new insurers in the marketplace and existing companies that have attempted to expand their business as a result of better pricing or terms, legislative mandates for insurers to provide certain types of coverage in areas where existing insurers do business which could eliminate the opportunities to write those coverages, and proposed federal legislation which would establish national standards for state insurance regulation.
      These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. In that event, recent favorable industry trends that have reduced insurance and reinsurance supply and increased demand could be reversed and may negatively influence our ability to maintain or increase rates.
Employees
      As of March 10, 2006, we had approximately 596 employees. This includes 3 individuals who operate out of our Bermuda office. In addition, we have contracts with international insurance service providers based in Barbados and in Bermuda to provide services to our Non-U.S. Insurance Operations. All non-Bermuda citizens who operate out of our Bermuda office are subject to approval of any required work permits for non-Bermuda citizens. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.
Ratings
      A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. The United National Insurance Companies are currently rated “A” (Excellent) by A.M. Best, the third highest of sixteen rating categories, and have been rated “A” (Excellent) or higher for 18 consecutive years. The Penn-America Insurance Companies are currently rated “A-” (Excellent) by A.M. Best, the fourth highest of sixteen rating categories. Publications of A.M. Best indicate that “A” (Excellent) or “A-” (Excellent) ratings are assigned to those companies that, in A.M. Best’s opinion, have an excellent ability to meet their ongoing obligations to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers and intermediaries and are not directed to the protection of investors.
      Wind River Bermuda is rated “A-” (Excellent) by A.M. Best, and Wind River Barbados is rated “A” (Excellent) by A.M. Best.
Regulation
General
      The business of insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In Barbados and Bermuda, we operate under a relatively less intensive regulatory regime than exists in the United States, where we are subject to extensive regulation, primarily by the various State departments of insuance.
      As a holding company, United America Indemnity is not subject to any insurance regulation by any authority in the Cayman Islands.
U.S. Regulation
      We have seven operating insurance subsidiaries domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company and United National Casualty Insurance Company, which are domiciled in Indiana; United National Specialty Insurance Company, which is domiciled in Wisconsin; and Penn-Patriot Insurance Company, which is domiciled in Virginia. We refer to these companies collectively as our U.S. Insurance Subsidiaries.
      As the indirect parent of the U.S. Insurance Subsidiaries, we are subject to the insurance holding company laws of Indiana, Pennsylvania, Virginia, and Wisconsin. These laws generally require each company of our U.S. Insurance Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within our insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. Insurance Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements with the non-insurance companies within our family of insurance companies, our U.S. Insurance Operations or our Non-U.S. Insurance Operations must be fair and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled.

Changes of Control
      Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors and executive officers of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the U.S. Insurance Subsidiaries, the insurance change of control laws of Indiana, Pennsylvania, Virginia, and Wisconsin would likely apply to such a transaction. While our articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that such shareholder did not control the applicable U.S. Insurance Operations company.
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
Legislative Changes
      On November 26, 2002, the Federal Terrorism Risk Insurance Act (“TRIA”) was enacted to ensure the availability of insurance coverage for defined acts of terrorism in the United States. It should be noted that “act of terrorism” as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Treasury Secretary must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was enacted, which reauthorizes TRIA for an additional two years.
      For 2005, our deductible for certified acts of terrorism was 15% of our direct earned premium, including the Penn-America Insurance Companies, for the year ended December 31, 2004, or $101.4 million. For 2006, our deductible for certified acts of terrorism will be 17 1/2% of the full year of our direct earned premium for the year ended December 31, 2005, or $109.0 million. We believe that our net exposure to insured losses from certified acts of terrorism will be considerably less than the deductible amount for 2006 due to: 1) the low percentage of insureds who have elected to purchase the offered coverage (approximately 0.2% of 2005 direct earned premium was for the coverage subject to TRIA); 2) the fact that the majority of our customers are small commercial businesses; 3) an exclusion that is attached to all of our policies for insureds who do not elect this coverage; and 4) the amount of reinsurance coverage that is available to us, to various extents, under the majority of our per risk reinsurance contracts.
      We believe that we are in compliance with the requirements of TRIA.
State Insurance Regulation
      State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including but not limited to licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the U.S. Insurance Subsidiaries to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles, or “SAP,” and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted.
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
      The table below summarizes the 2005 IRIS ratio results for the 7 insurance companies in our U.S. Insurance Operations:

	Number of IRIS
	Ratios with	Ratio(s) with
Company	Unusual Values	Unusual Value	Reason(s)

United National Insurance Co.	2	(1) Change in Net Writings;	(1) Change in cession amounts to Non-U.S. Insurance Operations;
		(2) Investment Yield	(2) Significant investment in subsidiaries
Diamond State Insurance Co.	2	(1) Change in Net Writings;	(1) Change in cession amounts to Non-U.S. Insurance Operations;
		(2) Investment Yield	(2) Significant investment in subsidiaries
United National Specialty Insurance Co.	1	Change in Net Writings	Change in cession amounts to Non- U.S. Insurance Operations
United National Casualty Insurance Co.	1	Change in Net Writings	Change in cession amounts to Non- U.S. Insurance Operations
Penn-America Insurance Co.	1	Change in Net Writings	Change in cession amounts to Non- U.S. Insurance Operations
Penn-Star Insurance Co.	1	Change in Net Writings	Change in cession amounts to Non- U.S. Insurance Operations
Penn-Patriot Insurance Co.	3	(1) Change in Surplus;	Newly formed company in 2005
		(2) One-year Development;
		(3) Two-Year Development
      We do not believe that the above departures from the usual values will subject us to further regulatory review.
Risk-Based Capital Regulations
      Indiana, Pennsylvania, Virginia, and Wisconsin require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Each of the United National Insurance Companies and Penn-America Insurance Companies had risk-based capital in excess of the required minimum company action levels as of December 31, 2005.
     Statutory Accounting Principles (“SAP”)
      SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance laws, regulatory provisions, and practices prescribed or permitted by each insurer’s domiciliary state.
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
      Statutory accounting practices established by the NAIC and adopted in part by the Indiana, Pennsylvania, Virginia, and Wisconsin regulators determine, among other things, the amount of statutory surplus and statutory net income of the United National Insurance Companies and Penn-America Insurance Companies and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.
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
      Under Virginia law, Penn-Patriot Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the preceding 12 consecutive months exceeds the lesser of either (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income for the 12 month period ending on the 31st day of December of the last preceding year, not including pro rata distributions of any class of its securities, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment.
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
      The dividend limitations imposed by the state laws are based on the statutory financial results of each company within our U.S. Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation — Statutory Accounting Principles.” Key differences relate to among other items, deferred acquisition costs, limitations on deferred income taxes, and reserve calculation assumptions and surplus notes.
      For 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million. For 2006, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $22.0 million, including $7.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2005 ownership percentages. In 2005, the United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $18.0 million and $5.2 million, respectively.
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
      As a reinsurer that is not licensed, accredited or approved in any state in the United States, each of Wind River Barbados and Wind River Bermuda have been required to post collateral security with respect to reinsurance liabilities it assumes from the ceding U.S. Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Indiana, Pennsylvania, Virginia, Wisconsin or other applicable states or any of the U.S. Insurance Operations redomesticates to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, we may be unable to realize some of the benefits we expect from our business plan. Accordingly, our, Wind River Barbados’ and Wind River Bermuda’s business operations could be adversely affected. See the “Notes to Consolidated Financial Statements” in Item 8 of this report for our risk-based capital results.
      Wind River Bermuda is eligible to write surplus lines insurance in 32 U.S. States and the District of Columbia. However, in the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines insurance products.
      Wind River Bermuda has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policyholders. The amount held in trust at December 31, 2005 was $5.7 million. In subsequent years, Wind River Bermuda must add an amount equal to 30% of its U.S. surplus lines liabilities, as at year end and certified by an actuary, subject to the current maximum of $60.0 million. The trust fund is irrevocable and must remain in force for a period of five years from the date of written notice to the trustee of the termination of the trust unless the liabilities with respect to all risks covered by the trust fund have been transferred to an insurer licensed to do business in all states where insurance is in force.
      Apart from the financial and related filings required to maintain Wind River Bermuda’s place on the Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Wind River Bermuda generally is not subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers will generally not apply to Wind River Bermuda’s surplus lines transactions.
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
Bermuda Insurance Regulation
      The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Wind River Bermuda and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, or “BMA,” under the Insurance Act. Wind River Bermuda has been registered as a Class 3 insurer by the BMA. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.
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
Statutory Financial Statements
      Wind River Bermuda must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Wind River

Bermuda is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Wind River Bermuda’s shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements, in the case of Wind River Bermuda, will be prepared in accordance with GAAP.
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
      Additionally, under the Companies Act, Wind River Bermuda may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment, be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.
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
Disclosure of Information
      The BMA may assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda, but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.
      Under the Companies Act, the Minister of Finance may assist a foreign regulatory authority that has requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The Minster of Finance’s powers include requiring a person to furnish information to the Minister of Finance, to produce documents to the Minister of Finance, to attend and answer questions and to give assistance to the Minister of Finance in relation to inquiries. The Minister of Finance must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda that a person has in his possession or under his control. The Minister of Finance must consider, among other things, whether it is in the public interest to give the information sought.
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
Taxation of United America Indemnity and Subsidiaries
      Under current Cayman Islands law, we are not required to pay any taxes in the Cayman Islands on our income or capital gains. We have received an undertaking that, in the event of any taxes being imposed, we will be exempted from taxation in the Cayman Islands until the year 2023. Under current Barbados law, we and our Barbados subsidiary are not required to pay any taxes in Barbados on our income or capital gains. We have received an undertaking that in the event of any taxes being imposed, we will be exempted from taxation in Barbados until the year 2033. Under current Bermuda law, we and our Bermuda subsidiaries are not required to pay any taxes in Bermuda on our income or capital gains. We have received an undertaking from Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2016.
Cayman Islands
      We are incorporated under the laws of the Cayman Islands as an exempted company and, as such, we obtained an undertaking on September 2, 2003 from the Governor in Council of the Cayman Islands substantially that, for a period of 20 years from the date of such undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profit or income or gains or appreciation shall apply to us and no such tax and no tax in the nature of estate duty or inheritance tax will be payable, either directly or by way of withholding, on our common shares. Given the limited duration of the undertaking, we cannot be certain that we will not be subject to Cayman Islands tax after the expiration of the 20-year period.
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
Luxembourg
      The Luxembourg Companies are all private limited liability companies, incorporated under the laws of Luxembourg. The Luxembourg Companies are all taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. The Luxembourg Companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 29.63%, capital duty at a rate of 1%, and net worth tax at a rate of 0.5%. The Luxembourg Companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and EU Directives.
      Profit distributions (not in respect to liquidations) by the Luxembourg Companies are generally subject to Luxembourg dividend withholding tax at a rate of 20%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least 12 months.
      The Luxembourg Companies have obtained a confirmation from the Luxembourg Administration des Contributions Directes (“Luxembourg Tax Administration”) that the current financing activities of the Luxembourg Companies under the application of at arm’s length principles will not lead to any material taxation in Luxembourg. The confirmation from the Luxembourg Tax Administration covers the current financing operations of the Luxembourg Companies through September 15, 2018. Given the limited duration of the confirmation and the possibility of a change in the relevant tax laws or the administrative policy of the Luxembourg Tax Administration, we cannot be certain that we will not be subject to greater Luxembourg taxes in the future.
Ireland
      U.A.I. (Ireland) Limited is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies.
United States
      The following discussion is a summary of all material U.S. federal income tax considerations relating to our operations. We manage our business in a manner designed to reduce the risk that United America Indemnity, Wind River Barbados and Wind River Bermuda will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, we cannot be certain that the IRS will not contend successfully that United America Indemnity, Wind River Barbados or Wind River Bermuda are or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Wind River Barbados and Wind River Bermuda are filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation’s effectively connected income and 30% for the “branch profits” tax.
      United America Indemnity Group, Inc. is a Delaware corporation wholly owned by U.A.I. (Luxembourg) Investment S.ar.l. Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between Luxembourg and the United States (the “Luxembourg Treaty”) reduces the rate of withholding tax on interest payments to 0% and on dividends to 15%, or 5% if the shareholder owns 10% or more of the company’s voting stock.
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
      Our U.S. Subsidiaries are each subject to taxation in the United States at regular corporate rates.

Item 1A.	Risk Factors
      For purposes of this Risk Factors section, the use of “we,” “us,” and “our” refer to United America Indemnity.
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
      Our success depends upon our ability to accurately assess the risks associated with the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred with respect to premiums earned on the insurance policies that we write. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of what we expect to be the ultimate cost of resolution and administration of claims under the insurance policies that we write. These estimates are based upon actuarial and statistical projections, our assessment of currently available data, as well as estimates and assumptions as to future trends in claims severity and frequency, judicial theories of liability and other factors. We continually refine our reserve estimates in an ongoing process as experience develops and claims are reported and settled. Our insurance subsidiaries obtain an annual statement of opinion from an independent actuarial firm on the reasonableness of these reserves.
      Establishing an appropriate level of reserves is an inherently uncertain process. The following factors may have a substantial impact on our future actual losses and loss adjustment experience:

•	claim and expense payments;

•	severity of claims;

•	legislative and judicial developments; and

•	changes in economic conditions, including the effect of inflation.
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
      Actual losses and loss adjustment expenses we incur under insurance policies that we write may be different from the amount of reserves we establish, and to the extent that actual losses and loss adjustment expenses exceed our expectations and the reserves reflected on our financial statements, we will be required to immediately reflect those changes by increasing our reserves. In addition, regulators could require that we increase our reserves if they determine that our reserves were understated in the past. When we increase reserves, our pre-tax income for the period in which we do so will decrease by a corresponding amount. In addition to having an effect on reserves and pre-tax income, increasing or “strengthening” reserves causes a reduction in our insurance companies’ surplus and could cause the rating of our insurance company subsidiaries to be downgraded or placed on credit watch. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.
      Results of property and casualty insurers are subject to man-made and natural catastrophes. We have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experienced losses from catastrophes that were in excess of our catastrophe reinsurance coverage. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas. In 2005, we suffered gross and net catastrophic losses of $43.0 million and $9.8 million, respectively, related to Hurricanes Katrina, Rita, and Wilma.

A Decline in Rating for Any of Our Insurance Subsidiaries Could Adversely Affect Our Position in the Insurance Market, Make It More Difficult To Market Our Insurance Products and Cause Our Premiums and Earnings To Decrease.
      Ratings have become an increasingly important factor in establishing the competitive position for insurance companies. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns each of the United National Insurance Companies a financial strength rating of “A” (Excellent), the third highest of their 16 rating categories, and each of the Penn-America Insurance Companies a financial strength rating of “A-” (Excellent), the fourth highest of their 16 rating categories. In December 2004, our Non-U.S. Insurance Operations were assigned financial strength ratings by A.M. Best. Wind River Bermuda is rated “A-” (Excellent) by A.M. Best, and Wind River Barbados is rated “A” (Excellent) by A.M. Best. The objective of A.M. Best’s rating system is to provide potential policyholders an opinion of an insurer’s financial strength and its ability to meet ongoing obligations, including paying claims. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers, reinsurers and intermediaries and are not directed to the protection of investors. These ratings are not an evaluation of, nor are they directed to, investors in our Class A common shares and are not a recommendation to buy, sell or hold our Class A common shares. Publications of A.M. Best indicate that companies are assigned “A” (Excellent) ratings if, in A.M. Best’s opinion, they have an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best.
      In June 2003, the United National Insurance Companies were downgraded from “A+” (Superior) to “A” (Excellent) by A.M. Best primarily due to the strengthening of our reserves during 2002.
      If the rating of any of the companies in our Insurance Operations is further reduced from its current level by A.M. Best, our competitive position in the insurance industry could suffer, and it would be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business, as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

We Cannot Guarantee that Our Reinsurers Will Pay in a Timely Fashion, if At All, and as a Result, We Could Experience Losses.
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

      As of December 31, 2005, we had $1,278.1 million of gross reinsurance receivables and $691.7 million of collateral was held in trust to support our reinsurance receivables. Our reinsurance receivables, net of collateral held, were $586.4 million. We also had $41.7 million of prepaid reinsurance premiums. As of December 31, 2005, our largest reinsurer represented approximately 40.2% of our outstanding gross reinsurance receivables, or $534.2 million, and our second largest reinsurer represented approximately 23.0% of our outstanding gross reinsurance receivables, or $304.8 million. See “Business — Reinsurance of Underwriting Risk.”

Our Investment Performance May Suffer as a Result of Adverse Capital Market Developments or Other Factors, Which Would In Turn Adversely Affect Our Financial Condition and Results of Operations.
      We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For the year ended December 31, 2005, our income derived from invested assets, was $47.7 million, including net realized gains of $0.6 million, or 72.5% of our pre-tax income. For 2004, our income derived from invested assets was $22.8 million, including net realized gains of $2.7 million, or 70.7% of our pre-tax income. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates and the credit quality of underlying issuers. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in bonds will generally increase or decrease with interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.
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
      We also have an equity portfolio that represented approximately 4.6% of our total investments and cash and cash equivalents portfolio, as of December 31, 2005. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on performance as to the equity portfolio. The equity markets as a whole have performed negatively in recent years, and if such performance continues, the value of our equity portfolio could decline.
      We have $52.4 million of investments in limited partnerships. Of these investments, $13.1 million have no readily available market valuation. We rely upon the general partners to provide the valuations.

We Are Dependent on Our Senior Executives and the Loss of Any of These Executives or Our Inability to Retain Other Key Personnel Could Adversely Affect Our Business.
      Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. Over the past year, we have restructured some of the responsibilities of our senior management as part of the consolidation of our U.S. Insurance Operations and the refocus of our strategy for our Non-U.S. Insurance Operations, and in response to the departure of some senior management personnel. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Joseph F. Morris, our President, Kevin L. Tate, our Chief Financial Officer, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, and Robert Cohen, President and Chief Executive Officer of Penn Independent Corporation. Each of these executives has an employment agreement with us, although these agreements cannot assure us of the continued service of these individuals. Although we are not aware of any planned departures, the loss of any of the services of members of our senior management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.

Since We Depend On Professional General Agencies For a Significant Portion of Our Revenue, a Loss of Any One of Them Could Adversely Affect Us.
      We market and distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers.
      For the year ended December 31, 2005, our top five non-affiliated agencies, four of which market more than one specific product, represented 22.4% of our gross premiums written. No one agency accounted for more that 7.3% of our gross premiums written. A loss of all or substantially all the business produced by one or more of these general agencies could have an adverse effect on our business and results of operations.

We May Not Be Successful in Executing the Consolidation of Our U.S. Insurance Operations.
      On January 23, 2006, we announced that our Board of Directors approved a plan to consolidate our U.S. Insurance Operations under a single United America Insurance Group management structure, which will be led by William F. Schmidt. We expect the consolidation to streamline insurance company operations and ultimately will reduce our annualized expenses by approximately $4.0 million when fully completed by year-end 2006. We also expect that the consolidation will result in the reduction of available job positions in our U.S. Insurance Operations, and that we will incur related restructuring costs of approximately $1.2 million in 2006. We may fail to execute on our consolidation plan or our general agencies may view the consolidation unfavorably, each of which would have an adverse impact on our results of operations.

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

We May Not Be Successful in Executing Our Business Plan For Our Non-U.S. Insurance Operations.
      Together, Wind River Barbados and Wind River Bermuda constitute our Non-U.S. Insurance Operations. We began offering insurance products to third parties in May 2004. In the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines primary insurance policies in order to focus on third party reinsurance products. All excess and surplus lines insurance policies written through our Non-U.S. Insurance Operations will be allowed to expire and will not be renewed. As part of this strategy, our Board of Directors approved on February 15, 2006 a plan, subject to regulatory approval, to consolidate our Non-U.S. Insurance Operations into a single Bermuda based company, which will operate under the name Wind River Reinsurance Company, Ltd. In order to execute our business plan for our Non-U.S. Insurance Operations, we will need to hire qualified reinsurance professionals for our Non-U.S. Insurance Operations. We will also need to establish the market relationships, procedures and controls necessary for our Non-U.S. Insurance Operations to operate effectively and profitably. We may be unable to do so, and if we fail to execute on our new business plan for our Non-U.S. Insurance Operations or if the business written by our Non-U.S. Insurance Operations generates losses, it would have an adverse impact on our results of operations and may prevent us from realizing the tax efficiencies that our Non-U.S. Insurance Operations might otherwise provide.

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

We Face Significant Competitive Pressures in Our Business that Could Cause Demand for Our Products to Fall and Adversely Affect Our Profitability.
      We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and Non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Our competitors include, among others: American International Group, Argonaut Group, Berkshire Hathaway, Century Surety, Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, Markel Corporation, Nationwide Insurance, Navigators Insurance Group, Philadelphia Consolidated Group, RLI Corporation, W.R. Berkley Corporation, and Western World Insurance Group. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices.

      A number of recent, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include an influx of new capital that resulted from the formation of new insurers in the marketplace and existing companies that attempted to expand their business as a result of better pricing or terms, legislative mandates for insurers to provide certain types of coverage in areas where existing insurers do business which could eliminate the opportunities to write those coverages, and proposed federal legislation which would establish national standards for state insurance regulation.
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
      Insurance premiums generally flow from the insured to their retail broker, then into a trust account controlled by our professional general agencies. Our general agencies are typically required to forward funds, net of commissions, to us following the end of each month. Consequently, we assume a degree of credit risk on the aggregate amount of these balances that have been paid by the insured but have yet to reach us.

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
      The Federal Terrorism Reinsurance Act of 2002 (as amended by the Terrorism Insurance Extension Act of 2005) was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. For 2006, our deductible for certified acts of terrorism is 17 1/2% of the full year of our direct earned premium for the year ended December 31, 2005 or $109.0 million.

Because We Provide Our General Agencies with Limited Quoting and Binding Authority, If Any of Them Fail To Comply With Our Pre-Established Guidelines, Our Results of Operations Could Be Adversely Affected.
      We market and distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks without our initial approval. If any of these professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations.

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
      In addition, the United National Insurance Companies and the Penn-America Insurance Companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Regulation — U.S. Regulation of United America Indemnity”. For 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million. For 2006, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $22.0 million, including $7.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2005 ownership percentages.

Because We Are Heavily Regulated by the U.S. States in Which We Operate, We May Be Limited in the Way We Operate.
      We are subject to extensive supervision and regulation in the U.S. states in which our insurance company subsidiaries operate. This is particularly true in those states in which our insurance subsidiaries are licensed, as opposed to those states where our insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include or exclude in the insurance policies we offer;

•	restrictions on the way rates are developed and the premiums we may charge;

•	standards for the manner in which general agencies may be appointed or terminated;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	potential assessments for the provision of funds necessary for the settlement of covered claims under certain insurance policies provided by impaired, insolvent or failed insurance companies. In light of several recent significant property and casualty insurance company insolvencies, it is likely that assessments we pay will increase.
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
      In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.
      As an example of increased federal involvement in insurance issues, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Federal Terrorism Risk Insurance Act of 2002 (as amended by the Terrorism Risk Insurance Extension Act of 2005) was enacted to ensure the availability of insurance coverage for defined terrorist acts in the United States. This law establishes a federal assistance program through the end of 2007 to aid the commercial property and casualty insurance industry in covering claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This law could adversely affect our business by increasing underwriting capacity for our competitors as well as by requiring that we offer coverage for terrorist acts.

Certain Business Practices of the Insurance Industry Have Become the Subject of Investigations by the New York State Attorney General’s Office and Other Regulatory Agencies.
      In 2004, the New York State’s Attorney General’s office filed a civil lawsuit accusing one of the nation’s largest insurance brokers of fraudulent behavior, including alleged participation in bid-rigging schemes and acceptance of improper payments from insurance carriers in exchange for agreeing not to shop quotes for their customers. In addition, a number of property and casualty insurance companies have also been investigated by the New York State Attorney General’s office for their alleged participation in these schemes or agreements. Within the last year many of these matters have been settled, in some instances with large settlement amounts being paid by those involved.
      Subsequent to these initial activities, other state attorneys general and state insurance departments have announced similar investigations. The Pennsylvania Department of Insurance has made inquiries of each of its licensed companies, including our U.S. Insurance Operations, concerning producer compensation arrangements. The Securities and Exchange Commission and the U.S. Department of Justice have also taken measures to investigate the use of insurance products designed to “smooth earnings.” Activities being investigated include participation in contingent commission structures and other agreements under which brokers receive additional commissions based upon the volume and/or profitability of business placed with an insurer. We have not been the subject of any specific investigation or inquiry. We believe our commission programs and payments comply with applicable laws and regulations.

We May Require Additional Capital in the Future That May Not Be Available or Only Available On Unfavorable Terms.
      Our future capital requirements depend on many factors, including the incurring of significant net catastrophe losses, our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that we need to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

Interests of Holders of Class A Common Shares May Conflict with the Interests of Our Controlling Shareholder.
      Fox Paine & Company beneficially owns shares having approximately 85.2% of our total voting power. The percentage of our total voting power that Fox Paine & Company may exercise is greater than the percentage of our total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns a large number of Class B common shares, which have ten votes per share as opposed to Class A common shares, which have one vote per share. The Class A common shares and the Class B common shares generally vote together as a single class on matters presented to our shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in our articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

Our Controlling Shareholder Has the Contractual Right to Nominate a Majority of the Members of Our Board of Directors.
      Under the terms of a shareholders agreement among us, Fox Paine & Company and the Ball family trusts, Fox Paine & Company has the contractual right to nominate a majority of the members of our Board of Directors. Our Board of Directors currently consists of twelve directors, six of whom were nominated by Fox Paine & Company: Messrs. Saul A. Fox, W. Dexter Paine, Troy W. Thacker, Michael J. McDonough, Robert A. Lear, and John J. Hendrickson.
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

Because We Rely on Certain Services Provided by Fox Paine & Company, the Loss of Such Services Could Adversely Affect Our Business.
      During 2004 and 2005, Fox Paine & Company provided certain management services to us, particularly with respect to our merger with Penn-America Group, Inc. and our acquisition with Penn Independent Corporation. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and we are unable to perform those services ourselves or we are unable to secure replacement services, our business could be adversely affected.
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

There Is A Risk That Interest Paid By Our U.S. Subsidiaries To a Luxembourg Affiliate May Be Subject to 30% U.S. Withholding Tax.
      U.A.I. (Luxembourg) Investment, S.ar.l., an indirectly owned Luxembourg subsidiary of Wind River Barbados, owns two notes issued by United America Indemnity Group, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.ar.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.ar.l. by United America Indemnity Group, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on our financial condition and results of operation.

There is a Risk That Interest Income Imputed to Our Irish Affiliate May be Subject to 25% Irish Income Tax
      U.A.I. (Ireland) Limited is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. The company intends to manage its operations in such a way that there will not be any material taxable income generated in Ireland under Irish law.
      However, we do not have any assurances from the Irish authorities that a law may not be enacted that would impose taxes on us in the future or retroactively impute income to U.A.I. (Ireland) Limited arising out of our current operations.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We lease approximately 61,525 square feet of office space in Bala Cynwyd, Pennsylvania, which serves as the headquarters location for our United National Insurance Companies, pursuant to a lease that expires on December 31, 2013. Penn-America Group, Inc. and Penn Independent Corporation lease approximately 50,000 square feet of office space in Hatboro, Pennsylvania that was recently purchased by American Insurance Service, Inc., one of our indirect wholly owned subsidiaries. Penn-America Group, Inc. and Penn Independent Corporation have entered into month-to-month leases with American Insurance Service, Inc. In addition, we lease additional office space in other locations in the United States, Bridgetown, Barbados, and Hamilton, Bermuda.
      We intend to combine our Bala Cynwyd and Hatboro operations into one location. We have hired a real estate consultant to help us locate a suitable property.

Item 3.	Legal Proceedings
      We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. There is a greater potential for disputes with reinsurers who are in a runoff of their reinsurance operations. Some of our reinsurers are in a runoff of their reinsurance operations, and therefore, we closely monitor those relationships. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, consolidated financial position or results of operations. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Class A Common Shares
      Our Class A common shares, par value $0.0001 per share, began trading on the Nasdaq National Market under the symbol “UNGL” on December 16, 2003. On March 14, 2005 we changed our symbol to “INDM.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common shares, as reported by the Nasdaq National Market:

	High	Low

Fiscal Year Ended December 31, 2004:
First Quarter	$20.34	$16.18
Second Quarter	$19.50	$14.63
Third Quarter	$16.75	$13.94
Fourth Quarter	$19.44	$14.22
Fiscal Year Ended December 31, 2005:
First Quarter	$19.36	$17.18
Second Quarter	$18.79	$15.85
Third Quarter	$20.22	$16.90
Fourth Quarter	$19.50	$16.55
      There is no established public trading market for our Class B common shares, par value $0.0001 per share.
      As of March 13, 2006, there were approximately 216 holders of record of our Class A common shares. As of March 13, 2006, there were 10 holders of record of our Class B common shares, all of whom are affiliates of Fox Paine & Company.
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
      In 2005, the United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $18.0 million and $5.2 million, respectively. For 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million. For 2006, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $22.0 million, including $7.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2005 ownership percentages.

      For 2006, we believe that Wind River Barbados and Wind River Bermuda should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from our Bermuda operations to fund obligations of United America Indemnity, Ltd. Wind River Bermuda is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Wind River Bermuda can currently pay a dividend of up to $17.2 million without requesting BMA approval. We expect its dividend paying capacity will increase once Wind River Bermuda and Wind River Barbados are combined into a single entity.
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
      Our subsidiary, United America Indemnity Group, Inc., has issued guaranteed senior notes, due July 20, 2015, in an aggregate principal amount of $90.0 million.
      For a discussion of factors affecting our ability to pay dividends, see “Business — Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Funds and — Capital Resources,” and Note 17 to our Consolidated Financial Statements included in Item 8 of this report.
      Our common shareholders are not subject to taxes, including withholding provisions, under existing laws and regulations of the Cayman Islands.
Recent Sales of Unregistered Securities
      None.

Item 6.	Selected Financial Data
      The following information presented in this Item 6 Selected Financial Data includes historical financial data for United America Indemnity only, and excludes information relating to the business and operations of Penn-America Group and Penn Independent Group prior to our acquisition of them on January 24, 2005.
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

	Successor				Predecessor
	For the Years Ended		Successor	Predecessor	For the Years Ended
	December 31,		For the period from	For the period from	December 31,
			September 6, 2003 to	January 1, 2003 to
	2005	2004	December 31, 2003	September 5, 2003	2002	2001

(Dollars in thousands)
Consolidated Statements of Operations Data:
Gross premiums written	$622,878	$409,073	$157,757	$510,623	$793,083	$670,520

Net premiums written	$519,733	$280,208	$61,265	$139,116	$172,689	$169,310

Net premiums earned	$475,430	$230,140	$51,912	$128,254	$162,763	$150,336
Agency commission and fee revenues	38,437	—	—	—	—	—
Net investment income	47,118	20,165	6,106	13,289	17,685	19,353
Net realized investment gains (losses)	554	2,677	169	5,589	(11,702)	(12,719)

Total revenues	561,539	252,982	58,187	147,132	168,746	156,970
Net losses and loss adjustment expenses(1)	288,124	133,838	38,506	85,178	201,750	128,338
Acquisition costs and other underwriting expenses	151,575	74,728	13,368	30,039	18,751	15,695
Provision for doubtful reinsurance receivables(2)(3)	—	—	—	1,750	44,000	—
Agency commission and operating expenses	39,335	—	—	—	—	—
Corporate and other operating expenses	7,355	6,574	839	485	6,155	2,392
Interest expense	9,435	5,523	1,604	46	115	77

Income (loss) before income taxes	65,715	32,319	3,870	29,634	(102,025)	10,468
Income tax expense (benefit)	2,659	(1,995)	(1,469)	6,864	(40,614)	295

Net income (loss) before equity in net income (loss) of partnerships	63,056	34,314	5,339	22,770	(61,411)	10,173
Minority interest and equity in net income (loss) of partnerships	1,111	1,538	758	1,834	(252)	664

Net income (loss) before extraordinary gain	64,167	35,852	6,097	24,604	(61,663)	10,837
Extraordinary gain(4)	1,426	1,195	46,424	—	—	—

Net income (loss)	$65,593	$37,047	$52,521	$24,604	$(61,663)	$10,837

Per share data:
Net income (loss) available to common shareholders before extraordinary gain	$64,167	$35,852	$(23,153)	$24,604	$(61,663)	$10,837

Basic	$1.79	$1.27	$(1.14)	$246,040	$(616,630)	$108,370

Diluted	$1.75	$1.24	$(1.41)	$246,040	$(616,630)	$108,370

Extraordinary gain	$1,426	$1,195	$46,424	$—	$—	$—

Basic	$0.04	$0.04	$2.83	$—	$—	$—

Diluted	$0.04	$0.04	$2.83	$—	$—	$—

	Successor				Predecessor
	For the Years Ended		Successor	Predecessor	For the Years Ended
	December 31,		For the period from	For the period from	December 31,
			September 6, 2003 to	January 1, 2003 to
	2005	2004	December 31, 2003	September 5, 2003	2002	2001

(Dollars in thousands)
Net income (loss) available to common shareholders	$65,593	$37,047	$23,271	$24,604	$(61,663)	$10,837

Basic	$1.83	$1.31	$1.42	$246,040	$(616,630)	$108,370

Diluted	$1.79	$1.28	$1.42	$246,040	$(616,630)	$108,370

Weighted-average number of shares outstanding
Basic	35,904,127	28,259,173	16,372,283	100	100	100

Diluted	36,589,866	28,836,195	16,372,283	100	100	100

Insurance Operating Ratios based on our GAAP Results:(5)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio(1)(6)	58.0	59.2	65.2	66.4	124.0	85.3
Underwriting expense ratio(2)(3)	34.8	32.6	33.8	24.8	38.5	10.5

Combined ratio(3)(7)	92.8	91.8	99.0	91.2	162.5	95.8

Impact of purchase accounting adjustments:
Net losses and loss adjustment expense ratio	2.6	(1.0)	9.0	—	—	—
Underwriting expense ratio	(2.9)	(0.2)	(8.1)	—	—	—

Combined ratio	(0.3)	(1.2)	0.9	—	—	—

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio(1)(6)	60.6	58.2	74.2	66.4	124.0	85.3
Underwriting expense ratio(2)(3)	31.9	32.4	25.7	24.8	38.5	10.5

Combined ratio(3)(7)	92.5	90.6	99.9	91.2	162.5	95.8

Net/gross premiums written	83.4	68.5	38.8	27.2	21.8	25.3

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,424,175	$924,070	$848,309	$667,836	$611,129	$516,408
Reinsurance receivables, net of allowance	1,278,156	1,531,863	1,762,988	1,842,667	1,743,524	799,066
Total assets	3,106,613	2,625,937	2,848,761	2,837,545	2,685,620	1,575,754
Senior notes payable	90,000	—	—	—	—	—
Senior notes payable to related party	—	72,848	72,848	—	—	—
Junior subordinated debentures	61,857	30,929	30,929	—	—	—
Unpaid losses and loss adjustment expenses	1,914,224	1,876,510	2,059,760	2,120,594	2,004,422	907,357
Total shareholders’ equity	639,927	432,553	380,792	296,917	268,637	324,844

(1)	In 2002, we increased our net loss reserves relative to accident years 2001 and prior by $47.8 million primarily due to higher than anticipated losses in the multi-peril and other liability lines of business and by $23.6 million due to the conclusion of an arbitration proceeding. The net loss and loss adjustment expense ratio increased by 43.9 percentage points in 2002 due to this $71.4 million increase in net loss reserves.

(2)	We established an allowance for doubtful reinsurance receivables of $44.0 million in 2002, which resulted in a 27.0 percentage point increase in our 2002 underwriting expense ratio.

(3)	Our underwriting expense ratio for the period January 1, 2003 to September 5, 2003 includes a 4.7 percentage point increase attributable to a $4.2 million expense for stock appreciation rights and retention payments made to certain key executives upon completion of the acquisition and a $1.8 million allowance for doubtful reinsurance receivables.

(4)	The extraordinary gains of $1.4 million in 2005 and $1.2 million in 2004 represent the recognition of tax benefits derived from acquisition costs incurred in connection with the Acquisition, which are currently considered deductible for federal tax purposes. The $46.4 million excess of the estimated fair value of net assets over purchase price was recognized as an extraordinary gain in the consolidated statement of operations for the period September 6, 2003 to December 31, 2003.

(5)	Our insurance operating ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

(6)	Our net losses and loss adjustment expense ratios for 2005 and 2004 include $8.0 million and $1.7 million, respectively, of catastrophic losses related to hurricanes.

(7)	Our combined ratios for 2005 and 2004 include $8.0 million and $1.7 million, respectively, of catastrophic losses related to hurricanes. Our combined ratio for the period September 6, 2003 to December 31, 2003 includes $0.9 million of deferred compensation option expense. Our combined ratio for 2002 includes a 43.9 percentage point increase attributable to our $71.4 million reserve strengthening and a 27.0 percentage point increase attributable to establishment of a $44.0 million allowance for doubtful reinsurance receivables.
      No cash dividends were declared on common stock in any year presented in the table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity and Wind River Investment Corporation included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 7 and “Risk Factors” in Item 1A above for more information. You should review “Risk Factors” in Item 1A above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.
Recent Developments
      On January 23, 2006, we announced that our Board of Directors had selected Joseph F. Morris as our President. We also announced that we will consolidate our U.S. Insurance Operations under a single United America Insurance Group management structure, to be led by William F. Schmidt, as its President and Chief Executive Officer. We expect that this consolidation will be completed by year-end 2006.
      As previously announced, Robert A. Lear resigned from Penn Independent Corporation on January 31, 2006. Robert Cohen has been appointed President and Chief Executive Officer of Penn Independent Corporation.
      Messrs. Morris, Schmidt, and Cohen will continue to report directly to the Board of Directors through its Chairman.
      In the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines insurance in order to focus on third party reinsurance products. As part of this strategy, on February 15, 2006, our Board of Directors approved a plan, subject to regulatory approval, to consolidate our Non-U.S. Insurance Operations into a single Bermuda based company, which will operate under the name Wind River Reinsurance Company, Ltd. We expect that Wind River Reinsurance Company, Ltd. will begin offering third party reinsurance products by year-end 2006. For a discussion of the risks associated with this strategy, see the risk factor regarding the business plan of our Non-U.S. Insurance Operations in Item 1A of this report.
Overview
      In connection with our merger with Penn-America Group, Inc. and our acquisition of Penn Independent Corporation, we manage our business through two business segments. Our Insurance Operations segment includes the operations of our United National Insurance Companies, Penn-America Insurance Companies and Non-U.S. Insurance Operations. Our Agency Operations segment consists solely of the operations of Penn Independent Group.
      Our Insurance Operations segment offers two general classes of insurance products: property and general liability insurance products and professional liability insurance products. Our insurance products target very specific, defined, homogenous groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates and forms tailored to our risk and underwriting philosophy.
      We distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority, and that in turn sell our insurance products to insureds through retail insurance brokers.
      We derive our revenues primarily from premiums paid on insurance policies that we write, from commissions, and service fees of our Agency Operations and from income generated by our investment portfolio, net of fees paid for investment management and investment accounting services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.
      Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on insurance policies written. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition expenses consist principally of commissions that are typically a percentage of the premiums on insurance policies written, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Agency commissions and operating expenses include commissions retained by agents and producers on policies bound by our Agency Operations. Other agency operating expenses include personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, directors’ fees, and management fees. Interest expense consists of interest paid on funds held on behalf of others, senior notes payable and junior subordinated debentures.
      In managing the business and evaluating performance, our management focuses on measures such as premium growth, rate level changes, loss ratio, expense ratio, combined ratio, return on equity, growth in book value per share, and operating income, which we define as net income excluding after-tax realized investment gains (losses) and extraordinary items that do not reflect overall operating trends. Our management focuses on operating income as a useful measure of the net income attributable to the ongoing operations of the business. Operating income is not a substitute for the net income determined in accordance with GAAP, and investors should not place undue reliance on this measure.
Critical Accounting Estimates and Policies
      Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 4 of the “Notes to Consolidated Financial Statements”) contained in Item 8 of this Report. Actual results could differ from those estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.
Liability For Unpaid Losses And Loss Adjustment Expenses
      Although variability is inherent in estimates, we believe that the liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverages with respect to insured events. The process of establishing the liability for property and casualty unpaid losses and loss adjustment expenses is a complex process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to known insured events and an amount for losses incurred that have not been reported to us.
      We are directly liable for losses and loss adjustment expenses under the terms of the insurance policies that we write. In many cases, several years may lapse between the occurrence of an insured loss, the reporting of the loss to us, and our payment of that loss. We reflect our liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves as balance sheet liabilities for both reported and unreported claims.
      The method for determining our liability for unpaid losses and loss adjustment expenses includes, among other things, reviewing past loss experience and considering other factors such as legal, social and economic developments.

      We use a variety of techniques to establish our liabilities for unpaid losses and loss adjustment expenses within each segment, all of which involve significant judgments and assumptions. Losses generated by business with common characteristics are aggregated into groups as losses are evaluated. For recent years, we generally combine actual loss data with losses that we anticipate to develop if the expected loss ratio is correct. For older years, we employ a variety of paid and incurred loss development tests. All of these techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of policyholders and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit or explicit assumptions regarding the effects of external factors that include economic and social inflation, judicial decisions, law changes and recent trends in these factors. The information obtained from the evaluation of each segment is used by management to select its best point estimate for loss and loss expense reserves.
      We continually review these estimates and, based on new developments and information, we include adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Change in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” is recorded in the period that the change in these estimates is made. We do not discount our loss reserves.
      The table below illustrates the sensitivity to a hypothetical change to our net loss and loss adjustment expense reserves as of December 31, 2005. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on shareholders’ equity.

			Percentage
	Balance of Net	Change In Net	Increase
	Loss and Net	Loss and Net	(Decrease) in
Hypothetical Change in Net Loss and	Loss Adjustment	Loss Adjustment	Stockholders’
Loss Adjustment Expense Reserves	Expense Reserves	Expense Reserves	Equity

(Dollars in thousands)
7.5% increase	$687,238	$47,947	(5.5)%
5.0% increase	671,256	31,965	(3.6)%
2.5% increase	655,273	15,982	(1.8)%
As recorded on December 31, 2005	639,291	—	—
2.5% decrease	623,309	(15,982)	1.8%
5.0% decrease	607,326	(31,965)	3.6%
7.5% decrease	591,344	(47,947)	5.5%
      The significant uncertainties and estimates relating to A&E claims on insurance policies written are discussed under “Business — Asbestos and Environmental Disclosure.”
Recoverability of Reinsurance Receivables
      We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance recoverables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurer does not pay, we are still legally obligated to pay the liability.

Investments
      The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical procedures with respect to our investments, including identifying any security where the fair value is below its cost. Upon identification of such securities, we perform a detailed review to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value is below cost. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed, and (5) changes in laws or regulations have affected an issuer or industry. If the fair value of an investment falls below its cost and the decline is determined to be other than temporary, the amount of the decline is included in earnings as a realized loss in the period in which the impairment arose.
      For equity securities, a decline in value is other than temporary if an unrealized loss has either (1) persisted for more than 12 consecutive months or (2) the value of the investment has been 20% or more below cost for six continuous months or more. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value.
      The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2005:

				Gross Unrealized Losses

	Number		Cost or			Between	Greater
	of		Amortized		Six Months	Seven Months	than One
	Securities	Fair Value	Cost	Total	or Less	and One Year	Year
(Dollars in thousands)
Bonds	815	$725,049	$737,510	$12,462	$5,554	$6,877	$31
Preferred Stock	5	3,039	3,423	384	36	348	—
Common Stock	138	29,673	30,484	811	746	65	—

				$13,657	$6,336	$7,290	$31

      Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of December 31, 2005, concluded the unrealized losses discussed above are not other than temporary impairments.
      During the years ended December 31, 2005, 2004, and 2003, we recorded other than temporary losses of $0.8 million, $0.2 million, and $0.7 million, respectively, on our common stock portfolio.
Goodwill and Intangible Assets
      Effective July 1, 2001, we adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, we recorded $102.0 million and $32.5 million of goodwill and intangible assets, respectively, as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc. In determining these amounts, certain estimates and assumptions were made regarding the estimated realizable value of the assets acquired.
      We used several techniques to value our intangible assets. Discounted cash flow and cost to replace methods were used to value agency relationships, customer contracts, and insurer relationships. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace exiting software.
      Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The carrying amount of intangible assets was reviewed for impairment in accordance with SFAS 142 and SFAS 144. Recoverability under SFAS 142 is determined by management by applying a price earnings ratio of comparable companies to the expected earnings. Impairment is recognized if the carrying amount of the company is less than the product of expected earnings multiplied by the price earnings ratio. Under SFAS 142, impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. In accordance with SFAS 142, we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We performed our annual impairment review of goodwill and other indefinite lived assets during the fourth quarter of 2005. Nothing was noted that would indicate that goodwill and other indefinite lived assets were impaired as of December 31, 2005.
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
      At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. The $13.0 million deferred tax asset for the alternative minimum tax (“AMT”) carryforward is analyzed regularly by management. Based on these analyses, we have determined that our AMT carryforward is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

Our Business Segments
      We evaluate the performance of our Insurance Operations and Agency Operations segments based on gross and net premiums written, revenues in the form of 1) net premiums earned and 2) agency commissions and fees, and expenses in the form of 1) net losses and loss adjustment expenses, 2) acquisition costs, 3) other underwriting expenses, and 4) other operating expenses. See “Business Segments” in Item 1 of this Report for a description of our segments. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Year Ended December 31,

	2005	2004	2003

(Dollars in thousands)
Insurance Operations premiums written:
Gross premiums written	$622,878	$409,073	$668,380
Ceded premiums written	103,145	128,868	467,999

Net premiums written	$519,733	$280,208	$200,381

Revenues:
Insurance Operations (Net premiums earned)	$475,430	$230,140	$180,166
Agency Operations (Commissions and fees)	40,984	—	—
Corporate	47,672	22,842	25,153

Subtotal	564,086	252,982	205,319
Intercompany eliminations	(2,547)	—	—

Net revenues	$561,539	$252,982	$205,319

Expenses:
Insurance Operations	$440,787	$208,566	$167,091
Agency Operations	40,570	—	—
Corporate	16,790	12,097	4,724

Subtotal	498,147	220,663	171,815
Intercompany eliminations	(2,323)	—	—

Net expenses	$495,824	$220,663	$171,815

Income before income taxes:
Insurance Operations	$34,643	$21,574	$13,075
Agency Operations	414	—	—
Corporate	30,882	10,745	20,429

Subtotal	65,939	32,319	33,504
Intercompany eliminations	(224)	—	—

Total income before income taxes	$65,715	$32,319	$33,504

Insurance combined ratio analysis:(1)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio	58.0	59.2	66.0
Other underwriting expense ratio	34.8	32.6	27.7

Combined ratio	92.8	91.8	93.7

	Year Ended December 31,

	2005	2004	2003

(Dollars in thousands)
Impact of purchase accounting adjustments:
Net losses and loss adjustment expense ratio	2.6	(1.0)	2.7
Other underwriting expense ratio	(2.9)	(0.2)	(2.7)

Combined ratio	(0.3)	(1.2)	—

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio	60.6	58.2	68.7
Other underwriting expense ratio	31.9	32.4	25.0

Combined ratio	92.5	90.6	93.7

(1)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

Results of Operations
Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Premiums
      Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $622.9 million for 2005, compared with $409.1 million for 2004, an increase of $213.8 million or 52.3%. A breakdown of gross premiums written by product class is as follows:

•	Property and general liability gross premiums written were $538.5 million for 2005, compared with $322.6 million for 2004, an increase of $215.9 million or 66.9%. This increase primarily resulted from the merger with Penn-America Group, Inc. partially offset by the termination of several heavily reinsured products.

•	Professional liability gross premiums written were $84.4 million for 2005, compared with $86.5 million for 2004, a decrease of $2.1 million or 2.4%. This decrease primarily resulted from more conservative underwriting practices and pricing actions in response to market conditions.
      Net premiums written, which equal gross premiums written less ceded premiums written, were $519.7 million for 2005, compared with $280.2 million for 2004, an increase of $239.5 million or 85.5%. The ratio of net premiums written to gross premiums written was 83.4% for 2005 and 68.5% for 2004. A breakdown of net premiums written by product class is as follows:

•	Property and general liability net premiums written were $447.3 million for 2005, compared with $217.2 million for 2004, an increase of $230.1 million or 105.9%. The increase in property and general liability net premiums written primarily resulted from the merger with Penn-America Group, Inc. and reduced reinsurance cessions. Net premiums written for 2005 are net of $1.8 million of ceded premium to purchase second event catastrophe coverage as a result of Hurricane Katrina (“Katrina”).

•	Professional liability net premiums written were $72.4 million for 2005, compared with $63.0 million for 2004, an increase of $9.5 million or 15.0%. This increase primarily resulted from more conservative underwriting practices and pricing actions in response to market conditions in addition to ceding less premium to third party reinsurers in 2005.
      Net premiums earned were $475.4 million for 2005, compared with $230.1 million for 2004, an increase of $245.3 million or 106.6%. Net premiums earned for 2005 are net of $1.8 million of ceded premium to purchase second event catastrophe coverage as a result of Katrina.

Agency Commission and Fee Revenues
      Agency commission and fee revenues generated by our Agency Operations segment were $41.0 million and $38.4 million before and after intercompany eliminations, respectively, for 2005. As part of the acquisition of Penn Independent Corporation in January 2005, contingent commission income of $1.3 million was included as a purchase accounting adjustment to goodwill. This amount is not included as revenue in our 2005 results of operations. Penn Independent Group is a wholesale insurance broker and underwriting manager for all types of commercial and industrial accounts. Penn Independent Group specializes in property, casualty, transportation, public entity, professional, excess and umbrella, specialty, and personal lines. The majority of Penn Independent Group’s business is written on an excess and surplus lines basis. Additionally, Penn Independent Group provides claims administration services for policies written by professional liability providers and premium financing for insureds of property and casualty retail brokers. Prior to the acquisition of Penn Independent Corporation in January 2005, we had no agency commission and fee revenues.

Net Investment Income
      Gross investment income, excluding realized gains and losses, was $53.0 million for 2005, compared with $24.3 million for 2004, an increase of $28.7 million or 117.8%. The increase was primarily due to additional investment income in 2005 from Penn-America Group and an increase in income related to limited partnership investments. Cash and invested assets grew to $1,424.2 million as of December 31, 2005, from $924.3 million as of December 31, 2004, an increase of $499.9 million.
      The average duration of our fixed income investments approximated 4.14 years as of December 31, 2005, compared with 3.80 years as of December 31, 2004. Our imbedded pre-tax book yield on our fixed income investments was 4.36% at December 31, 2005, compared with 4.16% at December 31, 2004.
      Investment expenses were $5.9 million for 2005, compared with $4.2 million for 2004, an increase of $1.7 million or 41.0%. The increase was largely due to additional investment expenses in 2005 from the merger with Penn-America Group, Inc. and an increase in reinsurance trust maintenance fees.

Net Realized Investment Gains (Losses)
      Net realized investment gains were $0.6 million for 2005, compared with $2.7 million for 2004. The net realized investment gains for 2005 consist primarily of net gains of $3.1 million from our equity portfolio offset by net losses of $0.4 million relative to the market value of our options and net losses of $2.1 million from our fixed income investments, including other than temporary impairment losses of $0.8 million. The net realized investment gains for 2004 consist primarily of net gains of $2.0 million relative to our equity portfolio and net gains of $0.7 million relative to our fixed income investments.

Net Losses and Loss Adjustment Expenses
      Net losses and loss adjustment expenses were $288.1 million for 2005, compared with $133.8 million for 2004, an increase of $154.3 million or 115.3%. The calendar year loss ratio for 2005 was 60.6% compared with 58.2% for 2004. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments in 2005 and 2004, the loss ratio for 2005 was 58.0% compared with 59.2% for 2004. The increase in the loss ratio was primarily driven by Hurricanes Katrina, Rita, and Wilma, which caused net losses to increase $8.0 million and the loss ratio to increase 1.9 points.
      Katrina made landfall as a Category 1 hurricane just north of Miami, Florida on August 25, 2005, then again on August 29, 2005 along the Central Gulf Coast near New Orleans, Louisiana as a Category 4 storm. Our reinsurance coverage aggregates events from the same storm if they occur within 72 hours of each other. Four days elapsed between events; therefore, the second landfall was treated as a separate catastrophe event under the United America Insurance Group Catastrophe Reinsurance Treaty (“UAIG Catastrophe Reinsurance Treaty”).
      Katrina’s first landfall caused estimated gross losses of $1.3 million and estimated net losses of $0.6 million. Katrina’s second landfall caused estimated gross losses of $30.6 million and estimated net losses of $2.4 million. Hurricane Rita (“Rita”) made landfall on the Texas and Louisiana borders on September 24, 2005. Rita caused estimated gross losses of $3.4 million and net losses of $3.0 million. Hurricane Wilma (“Wilma”) made landfall on southern Florida on October 24, 2005. Wilma caused estimated gross losses of $7.7 million and net losses of $2.0 million. As of December 31, 2005, the majority of losses have been examined. Our projected estimate is primarily based on actual claims in combination with modeling for unadjusted claims. A total of $8.0 million of net losses were recognized as a result of the hurricanes.
      Our current catastrophe reinsurance treaties provide for one reinstatement. The Penn-America Catastrophe Reinsurance Treaty provided $3.0 million in excess of $2.0 million of property catastrophe coverage. We recorded ceded catastrophe losses of $3.0 million on this treaty as a result of Katrina’s second landfall and Rita. We purchased reinstatement coverage on the Penn-America Catastrophe Reinsurance Treaty after those events. As a result of Wilma, we recorded additional ceded catastrophic losses of $3.0 million on the Penn-

America Catastrophe Reinsurance Treaty. Additional reinstatement coverage was not available on the Penn-America Catastrophe Reinsurance Treaty after the second event.
      The UAIG Catastrophe Reinsurance Treaty provides $25.0 million in excess of $5.0 million of property coverage. We ceded catastrophic losses of $22.2 million on this treaty as a result of Katrina’s second landfall. The UAIG Catastrophe Reinsurance Treaty has first event coverage of $2.8 million still available. We accrued a total of $1.8 million towards the purchase of reinstatement coverage under the UAIG Catastrophe Reinsurance Treaty and the Penn-America Catastrophe Reinsurance Treaty. We ceded $1.9 million in losses to the UAIG Catastrophe Reinsurance Treaty as a result of Wilma. We have not purchased reinstatement coverage. As a result, if a third catastrophe event occurs between now and June 30, 2006, we would retain the first $6.9 million of losses. In addition, to protect us from property catastrophe exposures, we have purchased an additional $30.0 million in excess of $30.0 million of property catastrophe coverage for events occurring in 2006.
      Our current property writings create exposure to catastrophic events, and our casualty writings create exposure to casualty clash events. Casualty clash exposure arises when two or more insureds are involved in the same loss occurrence. To protect us from these exposures, we have purchased $55.0 million in excess of $5.0 million of property catastrophe coverage for events occurring in 2006 and $10.0 million in excess of $3.0 million of casualty clash coverages, both of which are on a per occurrence basis. To the extent that we may have increased catastrophe or casualty clash exposure in the future we may increase our reinsurance protection for these exposures commensurately.

Acquisition Costs and Other Underwriting Expenses
      Acquisition costs and other underwriting expenses were $151.6 million, net of intercompany eliminations, for 2005, compared with $74.7 million for 2004, an increase of $76.8 million. This increase can be primarily attributed to a $50.6 million increase in acquisition costs and $26.2 million increase in other underwriting expenses:

•	The $50.6 million increase in acquisition costs was primarily the result of additional costs in 2005 from the merger with Penn-America Group, Inc. and a decrease in the deferral of acquisition costs.

•	The $26.2 million increase in other underwriting expenses was primarily due to additional costs in 2005 from the merger with Penn-America Group, Inc. and an increase in costs from our Non-U.S. Insurance Operations.

Agency Commissions and Operating Expenses
      Agency commissions and operating expenses generated by our Agency Operations segment were $40.6 million and $39.3 million before and after intercompany eliminations, respectively, for 2005. Included in these amounts is a charge for severance pay of $0.7 million. Prior to the acquisition of Penn Independent Corporation, we had no agency commission and operating expenses.

Corporate and Other Operating Expenses
      Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $7.4 million for 2005, compared with $6.6 million for 2004, an increase of $0.8 million. The increase is primarily due to an increase in corporate expenses of $1.9 million and an increase in state income taxes of $0.2 million offset by a gain on the extinguishment of debt of $1.3 million. The gain was recorded as a result of the prepayment of $72.8 million in principal and related interest under senior notes issued by Wind River Investment Corporation (“Wind River”) to the Ball family trusts in September 2003. The terms of the prepayment agreement required the Ball family trusts to reimburse Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that we are estimated to incur under the new senior notes.

Expense and Combined Ratios
      Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 31.9% for 2005, compared with 32.4% for 2004. Excluding the impact of purchase accounting adjustments, the expense ratio for 2005 was 34.8% compared with 34.5% for 2004. The expense ratio for 2005 was impacted by the changes in acquisition costs and other underwriting expenses described above.
      Our combined ratio was 92.5% for 2005, compared with 90.6% for 2004. The impact of Hurricanes Katrina, Rita, and Wilma increased our combined ratio by 2.0 points. Excluding the impact of purchase accounting adjustments, the combined ratio for 2005 was 92.8% compared with 91.8% for 2004.

Interest Expense
      Interest expense was $9.4 million for 2005, compared with $5.5 million for 2004, an increase of $3.9 million. This increase is primarily due to additional interest expense, which resulted from borrowing an additional $90.0 million at an interest rate of 6.22%, the merger with Penn-America Group, Inc., the acquisition of Penn Independent Corporation, and the increase in market interest rates, which increased interest expense on our variable rate trust preferred securities, partially offset by paying off the $72.8 million in senior notes held by the Ball family trusts, which had an interest rate of 5.00%.

Income Tax Expense (Benefit)
      Income tax expense was $2.7 million for 2005, compared with $2.0 million of income tax benefit for 2004. During 2005, we recorded $1.4 million in tax expense associated with an increase in estimated U.S. ceding commission income earned by the United National Insurance Companies under a quota share arrangement with Wind River Bermuda and Wind River Barbados. In addition, the increase in income tax expense was attributable to additional income from Penn-America Group and Penn Independent Group, offset by an increase in federal tax deductions for interest on notes payable to our Non-U.S. Subsidiaries of $6.3 million as a result of the merger with Penn-America Group, Inc. and the acquisition of Penn Independent Corporation. Our effective tax rate for 2005 was 4.0%, compared with an effective tax benefit rate of 6.2% for 2004. The effective rates differed from the 11.6% weighted average expected rate due in part to investments in tax-exempt securities. We have an alternative minimum tax credit carryover of $13.0 million as of December 31, 2005 that, subject to statutory limitations, can be carried forward indefinitely. We are limited by Internal Revenue Code section 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Wind River Acquisition. The section 383 limitation is an amount equal to the value of the purchase price of the Wind River Acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Wind River Acquisition is $8.3 million per year.

Equity in Net Earnings of Partnerships
      Equity in net earnings of partnerships was $1.1 million for 2005, compared with $1.5 million for 2004, a decrease of $0.4 million. The decrease is attributable to the performance of a limited partnership investment that invests mainly in convertible bonds and equities.

Extraordinary Gain
      The extraordinary gain of $1.4 million for 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Wind River Acquisition in 2003, which are currently considered to be deductible for federal tax purposes.

Net Income and Operating Income
      The factors described above resulted in net income of $65.6 million for 2005, compared to net income of $37.0 million for 2004, an increase of $28.5 million or 77.1%. Operating income was $64.0 million for 2005, compared with operating income of $34.1 million for year ended December 31, 2004, an increase of $29.9 million or 87.7%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax realized investments gains and losses less any extraordinary gains or losses. Operating income for 2005 is equal to 2005 net income less $0.1 million for after-tax realized investment gains and $1.4 million for an extraordinary gain recorded in connection with the Wind River Acquisition. Operating income for 2004 is equal to 2004 net income less $1.7 million for after-tax realized investment gains and $1.2 million for an extraordinary gain recognized from the tax benefits derived from acquisition costs incurred in connection with the Wind River Acquisition.
Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003
      The results of operations for the year ended December 31, 2004 reflect the performance of the United America Indemnity. The results of operations for the year ended December 31, 2003 reflect the combined financial performance of United America Indemnity and the Predecessor, Wind River Investment Corporation.

Premiums
      Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $409.1 million for 2004, compared with $668.4 million for 2003, a decrease of $259.3 million or 38.8%. The decrease primarily resulted from the termination of 17 products within our two product classes during 2003 and 13 products within our two product classes during 2002, combined with a reduction in gross premiums written of $71.3 million related to our umbrella and excess business which is part of our property and general liability product class, exclusive of the terminated products, offset by rate increases of approximately 9% (as measured against expiring rates) in other products. Gross premiums written relative to those terminated products were $21.8 million for 2004, compared with $221.1 million for 2003. A further breakdown of gross premiums written is as follows:

•	Property and general liability gross premiums written were $322.6 million for 2004, compared with $577.9 million for 2003, a decrease of $255.3 million or 44.2%. This decrease primarily resulted from the termination of 17 products during 2003 and 13 products during 2002, combined with a reduction in gross premiums written of $71.3 million relative to our umbrella and excess business, exclusive of the terminated products, offset by rate increases of approximately 6% (as measured against expiring rates) on other products.

•	Professional liability gross premiums written were $86.5 million for 2004, compared with $90.5 million for 2003, a decrease of $4.0 million or 4.5%. The decrease was primarily the result of the reduction of premium from certain products, offset by rate increases of approximately 14%.
      Net premiums written, which equal gross premiums written less ceded premiums written, were $280.2 million for 2004, compared with $200.4 million for 2003, an increase of $79.8 million or 39.8%. The ratio of net premiums written to gross premiums written increased to 68.5% for 2004, from 30.0% for 2003. Net premiums written relative to terminated products were $2.6 million for 2004, compared with $20.7 million for 2003. A further breakdown of net premiums written is as follows:

•	Property and general liability net premiums written were $217.2 million for 2004, compared with $165.7 million for 2003, an increase of $51.5 million or 31.1%. The ratio of net premiums written to gross premiums written was 67.3% for 2004, compared with 28.7% for 2003. The increase in net premiums written was largely due to our increasing our retention relative to individual products and due to rate increases of approximately 7%. These increases in net premiums written were partially offset by decreases in net premiums written due to the termination of the products previously mentioned. Net premiums written relative to the terminated products were $2.6 million for 2004, compared with $20.7 million for 2003.

•	Professional liability net premiums written were $63.0 million for 2004, compared with $34.7 million for 2003, an increase of $28.3 million or 81.5%. The ratio of net premiums written to gross premiums written was 72.9% for 2004, compared with 38.3% for 2003. The increase in net premiums written was largely due to these increases in retentions and to rate increases of approximately 14%.
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
      The average duration of our fixed income investments approximated 3.8 years as of December 31, 2004, compared with 3.1 years as of December 31, 2003. Our book yield on our fixed income investments was 4.16% at December 31, 2004, compared with 4.0% at December 31, 2003.
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

Acquisition Costs and Other Underwriting Expenses
      Acquisition costs and other underwriting expenses were $74.7 million for 2004, compared with $43.4 million for 2003, an increase of $31.3 million. This increase can be primarily attributed to a $35.7 million increase in acquisition costs and $4.4 million decrease in other underwriting expenses.
      The $35.7 million increase in acquisition costs was primarily the result of an increase in net commission expense of $44.8 million offset by an increase in the deferral of acquisition costs of $9.1 million. The increase in net commission expense was due to a decrease in ceded premiums written as we increased our level of retention and a reduction in direct commission consistent with the reduction in gross premiums written. While increased retentions have the impact of increasing acquisition costs, our underwriting profit nonetheless increased based upon an improvement in our loss experience.

      The $4.4 million decrease in other underwriting expenses was primarily due to a decrease in taxes, licenses, and fees and other miscellaneous expenses.

Provision for Doubtful Reinsurance Receivables
      We recorded a charge for an allowance for doubtful reinsurance receivables of $1.8 million in 2003. It was not necessary for us to record a charge in 2004.

Corporate and Other Operating Expenses
      Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, and taxes incurred which are not related to operations. Corporate and other operating expenses were $6.6 million for 2004, compared with $1.3 million for 2003, an increase of $5.3 million. This increase was primarily attributable to increased costs as a result of becoming a publicly traded company.

Expense and Combined Ratios
      Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses and provisions for doubtful reinsurance receivables by premiums earned, was 32.4% for 2004, compared with 25.0% for 2003. The expense ratio for 2004 and 2003, excluding the impact of purchase accounting adjustments, would have been 34.5% and 25.2%, respectively. The expense ratio for 2004 was impacted by the changes to commissions and other underwriting expenses described above. The expense ratio for 2003 was impacted by changes to commissions and other underwriting expenses. As discussed above, our underwriting profit increased due to the improved loss experience. Part of our strategy is to continue to retain a higher percentage of our premiums. To the extent that we are able to accomplish this, we expect the net commission component of our expense ratio to increase.
      Our combined ratio was 90.6% for 2004, compared with 93.7% for 2003. This improvement was primarily the result of the increase in our level of premium retention and an improvement in our loss experience resulting from continuing rate increases in 2004.

Interest Expense
      Interest expense was $5.5 million for 2004, compared with $1.7 million for 2003, an increase of $3.8 million. Interest expense for 2004 consists of interest related to our senior notes payable to a related party and junior subordinated debentures.

Income Tax Expense (Benefit)
      Income tax benefit was $2.0 million for 2004, compared with $5.4 million of tax expense for 2003. The increase in tax benefit was primarily attributable to (1) the implementation of our quota share reinsurance arrangement with our Non-U.S Insurance Operations that resulted in lower taxable underwriting and investment income and (2) an increase in the federal tax deduction for interest on a note payable to our Non-U.S. Subsidiaries to $11.5 million in 2004 from $3.8 million in 2003. Our effective tax benefit for 2004 was 6.2%, compared with an effective tax rate of 16.1% for 2003. The effective tax benefit realized in 2004 is not indicative of the effective rate expected in future years. The effective rates differed from the 6.8% weighted average rate due in part to investment in tax-exempt securities. We have an alternative minimum tax credit carryover of $12.3 million, which, subject to statutory limitations, can be carried forward indefinitely. We are limited by Internal Revenue Code section 383 on the amount of our income that can be offset by an alternative minimum tax carryover following the Acquisition. The section 383 limitation is an amount equal to the value of the purchase price of the Acquisition less stock redemptions multiplied by the long-term tax-exempt rate. The limitation applies until the carryforward is fully utilized. The income limitation as a result of the Acquisition is $8.3 million per year.

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

Net Income and Operating Income
      The factors described above resulted in net income of $37.0 million for 2004, compared to net income of $77.1 million for 2003, a decrease of $40.1 million or 52.0%. Operating income was $34.1 million for 2004, compared with operating income of $27.0 million for 2003, an increase of $7.1 million or 26.3%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax realized investments gains and losses less any extraordinary gains or losses. Operating income for 2004 is equal to 2004 net income less $1.7 million for after-tax realized investment gains and $1.2 million for an extraordinary gain recorded in connection with the Wind River Acquisition. Operating income for 2003 is equal to 2003 net income less $3.7 million for after-tax realized investment gains and $46.4 million for an extraordinary gain recorded in connection with the Wind River Acquisition.
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
      United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders and corporate expenses, includes dividends and other permitted disbursements from Wind River Barbados, which in turn is largely dependent on dividends and other payments from Wind River Bermuda, the Luxembourg Companies, the United National Insurance Companies, the Penn-America Insurance Companies, and Penn Independent Corporation. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, commissions, service fees, finance income, investment income and proceeds from sales and redemptions of investments. Funds are used principally to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs.
      The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. In 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $18.0 million and $5.2 million, respectively. For 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million. For 2006, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $22.0 million, including $7.2 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2005 ownership percentages.
      For 2006, we believe that Wind River Barbados and Wind River Bermuda should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from our Bermuda operations to fund obligations of United America Indemnity, Ltd. Wind River Bermuda is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Wind River Bermuda can currently pay a dividend of up to $17.2 million without requesting BMA approval. We expect its dividend paying capacity will increase once Wind River Bermuda and Wind River Barbados are combined into a single entity.
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
      Net cash was provided by operating activities in 2005, 2004, and 2003 of $168.0 million, $59.3 million and $40.4 million, respectively. In 2005, we were able to realize a net increase in cash flows of approximately $108.7 million primarily as a result of the following items: 1) an increase in net premiums collected of $278.4 million; 2) an increase in net losses and loss adjustment expense payments of $102.0 million; 3) an increase in acquisition costs and other underwriting expenses of $82.6 million; 4) an increase in net investment income collected of $33.5 million; 5) an increase in agency commission and fee revenues of $32.4 million; 6) an increase in agency commission and operating expenses of $39.3 million; and 7) an increase in income tax expenses of $9.8 million. In 2004, we were able to realize an increase of approximately $18.9 million in cash flows primarily as a result of the following items: 1) a decrease in gross premiums collected of $207.8 million, offset by a decrease in reinsurance premiums paid of $287.6 million; 2) an increase in gross losses of $165.2 million offset, by an increase in ceded losses of $168.9 million; 3) an increase in acquisition costs and other underwriting expenses of $40.3 million; 4) a decrease in the amount of federal income taxes recovered of $17.5 million; and 5) a decrease in other miscellaneous items of $6.8 million.
      Net cash was used for investing activities in 2005, 2004, and 2003 of $205.6 million, $39.5 million and $87.4 million, respectively. The increase in 2005 includes a use of cash of $58.5 million, which is the excess of cash spent to acquire Penn Independent Corporation and Penn-America Group, Inc. over the cash held by

Penn Independent Corporation and Penn-America Group, Inc. at the time of the acquisition. The remaining increase in cash used for investing activities in 2005 and the increase in cash used for investing activities in 2004 and 2003 is primarily due to investing cash realized from operating activities. The decrease in cash used for investing activities in 2004 from 2003 was primarily due to an additional $60.9 million of cash proceeds from the sales of bonds and stocks in 2004, offset against $14.7 million of additional purchases of bonds and stocks in 2004.
      Net cash was provided by financing activities in 2005, 2004, and 2003 of $15.6 million, $7.3 million and $53.9 million, respectively. In 2005, the main sources of the cash flow were proceeds of $90.0 million from the issuance of senior notes offset by the repayment of $72.8 million of senior notes and related interest to a related party and the net repayments of a credit facility of $0.8 million. In 2004, the principal source of the cash flow was the issuance of 462,500 Class A common shares at a price of $17.00 per share in January 2004, in connection with exercise by the underwriters of the remaining overallotment option related to our initial public offering. Proceeds to United America Indemnity, net of underwriting discounts of $0.5 million, were $7.3 million. In 2003, the main sources of the cash flow included $165.6 million from our December 15, 2003 IPO and $30.0 million due to the issuance of trust preferred securities, offset by the $150.0 million used in the redemption of our Series A preferred shares. Additionally, we also realized $240.0 million upon the issuance of common and preferred shares to Fox Paine & Company during the Acquisition, of which $100.0 million was used for the Acquisition, and $17.6 million was used for fees and expenses of the Acquisition.
Liquidity
      Each company in our U.S. Insurance Operations and our Non-U.S. Insurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At December 31, 2005, United America Indemnity had cash and cash equivalents of $220.1 million.
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
      The quota share arrangement was modified as of May 1, 2004. The new arrangement stipulates that 60% of the United National Insurance Companies’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to Wind River Bermuda. The modified arrangement also stipulates that 60% of the United National Insurance Companies’ April 30, 2004 unearned premium be ceded to Wind River Bermuda. Also, as a result of the modification, none of the net retained liability on new and renewal business bound May 1, 2004 and later by the United National Insurance Companies has been directly assumed by Wind River Barbados.
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
      Wind River Bermuda and Wind River Barbados have each established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Subsidiaries. We invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that each of Wind River Bermuda and Wind River Barbados will have sufficient liquidity to pay claims prospectively.
      All trusts that we are required to maintain as a result of the above mentioned pooling agreements and quota share arrangements are adequately funded.
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
      We expect that in 2006 our U.S. Insurance Operations and our Non-U.S. Insurance Operations will have positive cash flow and will have sufficient liquidity to pay claims. We monitor our portfolios to assure liability and investment durations are closely matched.
      Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, our credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our capital and surplus, or $192.0 million at December 31, 2005.
      We have access to various capital sources including dividends from insurance subsidiaries, invested assets in our Non-U.S. Subsidiaries, undrawn capacity under United National Insurance Company’s discretionary demand line of credit, and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.
Capital Resources
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
      In 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $18.0 million and $5.2 million, respectively. For 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million. For 2006, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $22.0 million, including $7.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2005 ownership percentages.
      For 2006, we believe that Wind River Barbados and Wind River Bermuda should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from our Bermuda operations to fund obligations of United America Indemnity, Ltd. Wind River Bermuda is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Wind River Bermuda can currently pay a dividend of up to $17.2 million without requesting BMA approval. We expect its dividend paying capacity will increase once Wind River Bermuda and Wind River Barbados are combined into a single entity.
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
      On January 24, 2006, U.A.I. (Luxembourg) Investment S.ar.l. loaned $4.4 million to United America Indemnity, Ltd. The loan is a demand loan and bears interest at a rate of 4.38%. United America Indemnity, Ltd. is using the funds to satisfy outstanding obligations and pay operating expenses. United America Indemnity, Ltd. is dependent on dividends from subsidiaries to satisfy its cash needs. It is currently anticipated that Wind River Bermuda will begin to pay dividends to United America Indemnity, Ltd. by 2007.
      On December 4, 2002, Penn-America Statutory Trust I (“Penn Trust I”), a business trust subsidiary formed by Penn-America Group, Inc. issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate of 400 basis points over three-month LIBOR. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group, Inc. may not declare or pay cash dividends on its common stock. Penn-America Group, Inc. guarantees all obligations of Penn Trust I with respect to distributions and payments of these securities.
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
      On September 5, 2003, we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company, LLC and The AMC Group, L.P. Management fee payments of $1.5 million in the aggregate were made to Fox Paine & Company LLC and The AMC Group, L.P. on November 2, 2005. The next management fee payment of $1.5 million is payable on November 1, 2006.
      United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no outstanding borrowings against the this line of credit as of December 31, 2005.
Contractual Obligations
      We have commitments in the form of operating leases, revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2005, contractual obligations related to United America Indemnity’s commitments, including any principal payments, were as follows:

		Payment Due by Period

		1 Year	2 to 3 Years	4 to 5 Years
		1/1/06-	1/1/07-	1/1/08-	6 Years
	Total	12/31/06	12/31/08	12/31/010	and Later

(Dollars in thousands)
Operating leases(1)	$19,849	$3,327	$5,476	$4,401	$6,645
Commitments to fund limited partnerships	3,947	3,947	—	—	—
Discretionary demand line of credit(2)	155	31	62	62	—
Senior notes(3)	134,784	5,598	11,196	11,196	106,794
Junior subordinated debentures(4)	200,155	4,903	9,989	10,111	175,152
Revolving line of credit	2,882	2,882	—	—	—
Term Loans	4,083	678	1,289	1,130	986
Unpaid losses and loss adjustment expenses obligations(5)	1,914,224	485,307	629,398	318,050	481,469

Total	$2,280,079	$506,673	$657,410	$344,950	$771,046

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(2)	There were no outstanding borrowings against the discretionary demand line of credit as of December 31, 2005. The amounts shown above represent fees due on the amount available for borrowing.

(3)	On July 20, 2005, United America Indemnity Group sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to prepay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd. Proceeds from the notes were used to prepay $72.8 million in principal together with related interest due as of July 20, 2005 under senior notes issued by Wind

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
      Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; and (11) uncertainties relating to governmental and regulatory policies.
      The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
      Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, foreign exchange rates and commodity prices. Our consolidated balance sheet includes the estimated fair values of assets that are subject to market risk. Our primary market risks are interest rate risk and credit risks associated with investments in fixed maturities and equity price risk associated with investments in equity securities. We have no foreign exchange or commodity risk.
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
      As of December 31, 2005, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds and certain preferred stocks to selected hypothetical changes in basis point increases and decreases:

		Change in
		Market Value

Basis Point Change	Market Value	$	%

(Dollars in thousands)
(200)	$1,165,136	$79,512	7.3%
(100)	1,126,423	40,799	3.8%
No change*	1,085,624	—	0.0%
100	1,042,930	(42,694)	(3.9%)
200	998,454	(87,170)	(8.0%)
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
      With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of December 31, 2005, $691.7 million of collateral was held in trust to support the reinsurance receivables.

      We have credit risk related to our limited partnership investments. Our investment policy requires that we limit exposure in these investments to 15% of shareholders’ equity. Our maximum allowable exposure to any one manager is $96.0 million at December 31, 2005.
Equity Price Risk
      The objective for our equity portfolio is to outperform the market primarily through specific stock selection while constructing and managing the equity portfolio with the most efficient ratio of return to risk. Our equity strategy is based on the view that our core holding should be a conservative, broadly diversified portfolio comprised of domestic large capitalization common stocks, but that we can occasionally out-perform our benchmark portfolio by moderately overweighting specific industry sectors that our investment advisors believe are attractive relative to their fundamental values.
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
      As of December 31, 2005, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10%, and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

		Hypothetical
	Estimated Fair Value	Percentage Increase
	after Hypothetical	(Decrease) in
Hypothetical Price Change	Change in Prices	Shareholders’ Equity

(Dollars in thousands)
(20%)	$52,802	(1.3%)
(10%)	59,402	(0.7%)
No change	66,002	—
10%	72,602	0.7%
20%	79,202	1.3%

Item 8.	Financial Statements and Supplementary Data
UNITED AMERICA INDEMNITY, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of United America Indemnity, Ltd.:
We have completed integrated audits of United America Indemnity, Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of the financial position of the Company as of December 31, 2003 and results of its operations and its cash flows for the period September 6, 2003 through December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United America Indemnity, Ltd. and its subsidiaries (“Successor Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended December 31, 2005 and 2004 and for the period September 6, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A of the Company’s Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Philadelphia, Pennsylvania
March 16, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of United America Indemnity, Ltd.:
In our opinion, the consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Wind River Investment Corporation and its subsidiaries (“Predecessor Company”) for the period January 1, 2003 through September 5, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 16, 2004

UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
(In thousands, except share amounts)
ASSETS
Bonds:
Available for sale, at fair value (amortized cost: 2005 — $1,092,137, 2004 — $576,575)	$1,085,624	$585,385
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: 2005 — $6,563, 2004 — $5,017)	6,400	5,112
Common stocks:
Available for sale, at fair value (cost: 2005 — $56,654, 2004 — $34,004)	59,602	37,894
Other invested assets	52,427	53,756

Total investments	1,204,053	682,147
Cash and cash equivalents	220,122	242,123
Accounts receivable	24,235	—
Agents’ balances, net	78,669	47,132
Reinsurance receivables, net	1,278,156	1,531,863
Accrued investment income	12,260	7,141
Federal income taxes receivable	415	—
Deferred federal income taxes	21,646	28,372
Deferred acquisition costs	59,339	29,735
Goodwill	101,854	—
Intangible assets, net	30,852	—
Prepaid reinsurance premiums	41,688	42,623
Other assets	33,324	14,801

Total assets	$3,106,613	$2,625,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,914,224	$1,876,510
Unearned premiums	272,552	152,166
Federal income taxes payable	—	1,943
Amounts held for the account of others	22,781	10,234
Ceded balances payable	22,895	22,698
Insurance premiums payable	25,252	—
Contingent commissions	11,061	4,499
Senior notes payable	90,000	—
Senior notes payable to related party	—	72,848
Junior subordinated debentures	61,857	30,929
Notes and loans payable	6,455	—
Other liabilities	39,547	21,557

Total liabilities	2,466,624	2,193,384

Commitments and contingencies (Note 12)	—	—
Minority interest	62	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 23,868,402 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	4	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	504,541	356,725
Accumulated other comprehensive income, net of taxes	9,471	15,507
Retained earnings	125,911	60,318

Total shareholders’ equity	639,927	432,553

Total liabilities and shareholders’ equity	$3,106,613	$2,625,937

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations

			Successor	Predecessor
	Successor	Successor	September 6, 2003	January 1, 2003
	Year Ended	Year Ended	through	through
	December 31, 2005	December 31, 2004	December 31, 2003	September 5, 2003
(In thousands, except shares and per share data)
Revenues:
Gross premiums written	$622,878	$409,073	$157,757	$510,623

Net premiums written	$519,733	$280,208	$61,265	$139,116

Net premiums earned	$475,430	$230,140	$51,912	$128,254
Agency commission and fee revenues	38,437	—	—	—
Net investment income	47,118	20,165	6,106	13,289
Net realized investment gains	554	2,677	169	5,589

Total revenues	561,539	252,982	58,187	147,132
Losses and Expenses:
Net losses and loss adjustment expenses	288,124	133,838	38,506	85,178
Acquisition costs and other underwriting expenses	151,525	74,728	13,368	30,039
Agency commission and operating expenses	39,335	—	—	—
Provision for doubtful reinsurance receivables	50	—	—	1,750
Corporate and other operating expenses	7,355	6,574	839	485
Interest expense	9,435	5,523	1,604	46

Income before income taxes	65,715	32,319	3,870	29,634
Income tax expense (benefit)	2,659	(1,995)	(1,469)	6,864

Net income before equity in net income of partnerships	63,056	34,314	5,339	22,770
Minority interest, net of taxes	19	—	—	—
Equity in net income of partnerships	1,092	1,538	758	1,834

Net income before extraordinary gain	64,167	35,852	6,097	24,604
Extraordinary gain	1,426	1,195	46,424	—

Net income	65,593	37,047	52,521	24,604
Dividends on preferred shares	—	—	(29,250)	—

Net income available to common shareholders	$65,593	$37,047	$23,271	$24,604

Per share data:
Net income (loss) available to common shareholders before extraordinary gain	$64,167	35,852	$(23,153)	$24,604

Basic	$1.79	$1.27	$(1.41)	$246,040

Diluted	$1.75	$1.24	$(1.41)	$246,040

Extraordinary gain	$1,426	$1,195	$46,424	$—

Basic	$0.04	$0.04	$2.83	$—

Diluted	$0.04	$0.04	$2.83	$—

Net income available to common shareholders	$65,593	$37,047	$23,271	$24,604

Basic	$1.83	$1.31	$1.42	$246,040

Diluted	$1.79	$1.28	$1.42	$246,040

Weighted-average number of shares outstanding
Basic	35,904,127	28,259,173	16,372,283	100

Diluted	36,589,902	28,836,195	16,372,283	100

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income

			Successor	Predecessor
	Successor	Successor	September 6, 2003	January 1, 2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003
(In thousands)
Net income	$65,593	$37,047	$52,521	$24,604

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(8,711)	7,816	16,532	(2,450)
Less:
Reclassification adjustment for gains (losses) included in net income	(1,216)	389	1,100	568

Other comprehensive income (loss), before tax	(7,495)	7,427	15,432	(3,018)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,459)	1,951	5,401	(1,056)

Other comprehensive income (loss), net of tax	(6,036)	5,476	10,031	(1,962)

Comprehensive income, net of tax	$59,557	$42,523	$62,552	$22,642

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity

			Successor	Predecessor
	Successor	Successor	September 6, 2003	January 1, 2003
	Year Ended	Year Ended	through	through
	December 31, 2005	December 31, 2004	December 31, 2003	September 5, 2003
(In thousands, except share amounts)
Class A common shares:
Number at beginning of period	15,585,653	15,115,003	—	100
Common shares issued in acquisition	—	—	2,500,000	—
Common shares issued in merger	7,930,536	—	—	—
Common shares issued under stock purchase plan	—	—	245,208	—
Common shares issued (retired) under share incentive plan	322,479	(200)	9,500	—
Common shares issued in IPO	—	462,500	10,750,000	—
Common shares issued in redemption of Series A preferred shares	—	—	1,610,295	—
Common shares issued to directors	29,734	8,350	—	—

Number at end of period	23,868,402	15,585,653	27,802,503	100

Class B common shares:
Number at beginning of period	12,687,500	12,687,500	10,000,000	—
Common shares issued in exchange for Series A preferred shares	—	—	2,687,500	—

Number at end of period	12,687,500	12,687,500	12,687,500	—

Class A common shares:
Balance at beginning of period	$2	$2	$—	$—
Common shares issued	1	—	2	—

Balance at end of period	$3	$2	$2	$—

Class B common shares:
Balance at beginning of period	$1	$1	$1	$—

Balance at end of period	$1	$1	$1	$—

Preferred shares:				—
Number at beginning of period	—	—	14,000,000	—
Preferred shares issued in acquisition	—	—	3,500,000	—
Preferred shares redeemed	—	—	(15,000,000)	—
Preferred shares exchanged for Class B common shares	—	—	(2,500,000)	—

Number at end of period	—	—	—	—

Preferred shares:
Balance at beginning of period	$—	$—	$2	$—
Preferred shares redeemed	—	—	(2)	—

Balance at end of period	$—	$—	$—	$—

Additional paid-in capital:
Balance at beginning of period	$356,725	$347,487	239,997	$81,186
Preferred share dividends	—	—	29,250	—
Preferred shares redeemed	—	—	(149,998)	—
Contributed capital from preferred shares	—	—	35,000	—
Contributed capital from Class A common shares	142,925	7,312	193,238	5,638
Other	4,891	1,926	—	—

Balance at end of period	$504,541	$356,725	$347,487	$86,824

Accumulated other comprehensive income net of deferred income:
Balance at beginning of period	$15,507	$10,031	$—	$7,329
Other comprehensive income (loss)	(6,036)	5,476	10,031	(1,962)

Balance at end of period	$9,471	$15,507	$10,031	$5,367

Retained earnings:
Balance at beginning of period	$60,318	$23,271	$—	$180,122
Net income	65,593	37,047	52,521	24,604
Preferred share dividends	—	—	(29,250)	—

Balance at end of period	$125,911	$60,318	$23,271	$204,726

Total shareholders’ equity	$639,927	$432,553	$380,792	$296,917

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows

			Successor	Predecessor
	Successor	Successor	September 6, 2003	January 1, 2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003

(In thousands)
Cash flows from operating activities:
Net income	$65,593	$37,047	$52,521	$24,604
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of debt issuance costs	217	180	90	—
Amortization and depreciation	1,921	—	—	—
Restricted stock and stock option expense	6,907	652	1,274	—
Extraordinary gain	(1,426)	(1,195)	(46,424)	—
Deferred federal income taxes	(3,229)	(2,101)	(1,192)	39
Amortization of bond premium and discount, net	6,593	3,009	1,107	1,504
Net realized investment (gains) losses	(554)	(2,677)	(169)	2,994
Equity in (income) loss of partnerships	(1,111)	(1,538)	(758)	(1,834)
Unrealized loss (gain) on trading securities	—	—	—	(8,583)
Provision for doubtful reinsurance receivables	—	—	—	1,750
Proceeds from sale or maturity of trading securities	—	—	—	9,827
Purchase of trading securities	—	—	—	(9,764)
Changes in:
Agents’ balances	(8,843)	15,242	20,447	(32,077)
Accounts receivable	13,063	—	—	—
Reinsurance receivable	297,615	231,125	31,274	(102,611)
Unpaid losses and loss adjustment expenses	(197,478)	(183,250)	(11,429)	116,172
Unearned premiums	36,108	(25,242)	4,692	5,450
Ceded balances payable	(7,132)	(37,178)	(27,602)	25,691
Insurance premiums payable	(19,109)	—	—	—
Other liabilities	6,163	(18,938)	(14,452)	(24,170)
Amounts held for the account of others	12,424	(9,967)	1,365	5,070
Contingent commissions	60	(679)	(1,966)	1,718
Federal income tax receivable	(610)	4,345	(4,199)	31,099
Prepaid reinsurance premiums	8,194	75,313	4,846	5,100
Deferred acquisition costs, net	(30,178)	(21,154)	(1,773)	(3,519)
Payable for securities	—	—	(23)	(6,227)
Other — net	(17,227)	(3,705)	(14,514)	5,008

Net cash provided by (used for) operating activities	167,961	59,289	(6,885)	47,241

Cash flows from investing activities:
Proceeds from sale of bonds	371,712	298,444	186,806	70,629
Proceeds from sale of equity securities	76,071	31,616	11,700	—
Proceeds from maturity of bonds	57,809	20,965	200	3,525
Proceeds from sale of other invested assets	12,662	2,312	1,715	14,433
Purchase of bonds	(588,037)	(357,141)	(248,154)	(101,924)
Purchase of equity securities	(74,858)	(33,036)	(4,415)	—
Proceeds from sale or repayment of mortgages	—	—	—	8
Proceeds from sale of mortgage	—	—	—	1,166
Purchase of other invested assets	(936)	(2,434)	(2,892)	(8,663)
Disposition of subsidiary	(1,249)	—	—	—
Acquisition of business, net of cash acquired	(58,762)	—	(11,522)	—

Net cash used for investing activities	(205,588)	(39,274)	(66,562)	(20,826)

Cash flows from financing activities:
Net proceeds from issuance of common shares	—	7,312	165,557	—
Redemption of preferred shares	—	—	(150,000)	—
Borrowings under credit facility	4,466	—	—	4,650
Repayments of credit facility	(5,238)	—	—	(4,650)
Capital contribution from Ball Family Trusts	—	—	—	5,638
Dividends paid to minority shareholders	(22)	—	—	—
Issuance of senior notes payable	90,000	—	—	—
Retirement of senior notes payable to related party	(72,848)	—	—	—
Issuance of common shares under stock purchase plan	—	—	2,686	—
Issuance of junior subordinated debentures	—	—	30,000	—
Retirement of debt	(732)	—	—	—

Net cash provided by financing activities	15,626	7,312	48,243	5,638

Net change in cash and cash equivalents	(22,001)	27,327	(25,204)	32,053
Cash and cash equivalents at beginning of period	242,123	214,796	240,000	72,942

Cash and cash equivalents at end of period	$220,122	$242,123	$214,796	$104,995

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
      The Company offers two general classes of insurance products: property and general liability insurance products and professional liability insurance products. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company is also a wholesale insurance broker and underwriting manager for all types of commercial and industrial accounts.
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
      The consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries:

•	Wind River Insurance Company (Barbados) Ltd. (“Wind River Barbados”),

•	U.A.I. (Gibraltar) Limited,

•	U.A.I. (Gibraltar) II Limited,

•	U.A.I. (Luxembourg) I S.ar.l.,

•	U.A.I. (Luxembourg) II S.ar.l.,

•	U.A.I. (Luxembourg) III S.ar.l.,

•	U.A.I. (Luxembourg) IV S.ar.l.,

•	U.A.I. (Luxembourg) Investment S.ar.l.,

•	U.A.I. (Ireland) Limited,

•	Wind River (Luxembourg) S.ar.l.,

•	Wind River Insurance Company, Ltd. (“Wind River Bermuda”),

•	Wind River Services, Ltd.,

•	United America Indemnity Group, Inc. (“United America Indemnity Group”), fka U.N. Holdings II, Inc.,

•	U.N. Holdings Inc.,

•	Wind River Investment Corporation,

•	American Insurance Service, Inc. (“AIS”),

•	American Insurance Adjustment Agency, Inc. (“AIAA”),

•	International Underwriters, LLC (“IU”),

•	United National Insurance Company (“UNIC”),

•	Penn Independent Corporation,

•	PIC Holdings, Inc. (“PIC Holdings”),

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Residential Underwriting Agency, Inc.,

•	Delaware Valley Underwriting Agency, Inc.,

•	DVUA Pittsburgh, Inc.,

•	DVUA Massachusetts, Inc.,

•	DVUA of New York, Inc.,

•	DVUA of New Jersey, Inc.,

•	DVUA West Virginia, Inc.,

•	DVUA North Carolina, Inc.,

•	DVUA of Ohio, Inc.,

•	DVUA South Carolina, Inc.,

•	DVUA Virginia, Inc.,

•	Penn Oceanic Insurance Company, Ltd.,

•	Penn Independent Financial Services, Inc.,

•	Apex Insurance Agency, Inc.,

•	Apex Insurance Services of Illinois, Inc.,

•	Summit Risk Services Inc.,

•	Stratus Insurance Services, Inc., (sold effective December 31, 2005)

•	Stratus Web Builder, Inc., (sold effective December 31, 2005)

•	Penn-America Group, Inc.,

•	Penn-America Insurance Company,

•	Penn-Star Insurance Company,

•	Penn-Patriot Insurance Company,

•	Diamond State Insurance Company (“Diamond State”),

•	United National Specialty Insurance Company (“United National Specialty”),

•	United National Casualty Insurance Company (“United National Casualty”),

•	J.H. Ferguson & Associates, LLC,

•	Emerald Insurance Company, and

•	Loyalty Insurance Company.
      All intercompany balances and transactions have been eliminated in consolidation.
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
      The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), Penn-America Statutory Trust I (“Penn Trust I) and Penn-America Statutory Trust II (“Penn Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), revised December 2003, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $60.0 million in floating rate capital securities (“Trust Preferred Securities”) and

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities.
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
      United America Indemnity was organized by affiliates of Fox Paine & Company, LLC (“Fox Paine & Company”) on August 26, 2003, for the purpose of acquiring the Company’s predecessor, Wind River. On September 5, 2003, Fox Paine & Company made a capital contribution of $240.0 million to the Company, in exchange for 10.0 million Class B common shares and 14.0 million Series A preferred shares.
      On September 5, 2003, the Company acquired 100% of the outstanding common stock of Wind River from a group of family trusts affiliated with the Ball family of Philadelphia, Pennsylvania (the “Ball Family Trusts”) for a purchase price of $250.4 million. The purchase price for Wind River consisted of $100.0 million in cash, the issuance to the Ball Family Trusts of 2.5 million Class A common shares valued at $10.00 per share, the issuance to the Ball Family Trusts of 3.5 million Series A preferred shares valued at $10.00 per share and the issuance of senior notes by Wind River having an aggregate principal amount of approximately $72.8 million, which have since been paid off. The fair market valuations of the Class A common shares and Series A preferred shares were determined by using the GAAP book value of the shares on September 5, 2003, since the Company received its initial capitalization on that date.

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

      The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The $46.4 million excess of the estimated fair value of net assets over purchase price was recognized as an extraordinary gain in the consolidated statement of operations for the period September 6, 2003 to December 31, 2003.
      In connection with the acquisition of Wind River, the assets and liabilities acquired by the Company were adjusted to fair value. Accordingly, the fair values of the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables were estimated by (1) discounting the gross reserve for unpaid losses and loss adjustment expenses and reinsurance receivables, (2) applying a risk margin to the gross reserves and reinsurance receivables and (3) reducing gross reinsurance receivables by an amount equal to an estimate of

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
potentially uncollectible reinsurance receivables as of the acquisition date. The factor (3) did not affect net reinsurance receivables materially because Wind River had recorded an allowance for uncollectible reinsurance, which was considered a reasonable estimate of the credit risk inherent in the reinsurance receivables as of the acquisition date.
      Wind River discounted the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables based on the present value of the expected underlying cash flows using a risk-free interest rate of 3%, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by Wind River’s actuarial department based on historical loss data.
      The risk margin applied to the discounted reserve for unpaid losses and loss adjustment expenses and reinsurance receivables was approximately 10% and intended to reflect management’s estimate of the cost Wind River would incur to reinsure the full amount of its unpaid losses and loss adjustment expenses with a third-party reinsurer. This risk margin was based upon management’s assessment of the uncertainty inherent in the reserve for unpaid losses and loss adjustment expenses and their knowledge of the reinsurance marketplace.
      As a result of these two adjustments, the fair values of the reserve for losses and loss adjustment expenses and reinsurance receivables were reduced by $49.4 million as of the acquisition date. Based on the nature of Wind River’s reinsurance program and expected future payout patterns.
      As of the acquisition date, Wind River adjusted its gross and net unearned premium reserves to fair value by (1) discounting the unearned premium reserves and (2) applying a risk margin to the unearned premium reserves. The risk margin utilized to record the gross unearned premium reserves at fair value was 25%. A slightly lower 20% risk margin was utilized to calculate the net unearned premium reserves because of the shorter period of the underlying exposures, which produces a lower degree of variability in the imbedded future profits. Wind River discounted the unearned premium reserves based on the present value of the expected underlying cash flows using a risk-free interest rate of 3%, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by Wind River’s actuarial department based on historical loss data.
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
      Through a series of transactions on January 24, 2005, the Company acquired 100% of the voting equity interest of Penn-America Group, Inc. (together with its subsidiaries, “Penn-America Group”). The Company acquired 67.3% through the merger with Penn-America Group, Inc., 30.5% through the purchase of Penn Independent Corporation, which held common shares of Penn-America Group, Inc., and 2.2% in two separate transactions with individual shareholders.

Acquisition of Penn Independent Corporation
      On January 24, 2005, the Company acquired 100% of the voting equity interest of Penn Independent Corporation (together with its subsidiaries, “Penn Independent Group”), a wholesale insurance broker and underwriting manager for all types of commercial and industrial accounts, from Penn Independent Group’s shareholders for $98.5 million in cash. Penn Independent Group also owns, through its wholly owned subsidiary PIC Holdings, Inc., 30.5% of the voting equity interest of Penn-America Group, Inc. Upon the acquisition of Penn Independent Group, the Company also indirectly acquired Penn Independent Group’s shares of Penn-America Group, Inc. common stock. Penn Independent Group’s results of operations are

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in the Company’s results of operations subsequent to the date of the acquisition. In accordance with the terms of the acquisition, $6.0 million of the purchase price was placed in escrow on January 24, 2005 to secure potential indemnification for pre-closing taxes and damages resulting from breach of warranties, representations or covenants due to the Company under the terms of the stock purchase agreement between the Company, Penn Independent Corporation, its former principal shareholders and Irvin Saltzman. The Company released $2.0 million of the escrowed funds to Irvin Saltzman on July 24, 2005 and on January 24, 2006. The remaining $2.0 million held in escrow is scheduled to be released to Irvin Saltzman on July 24, 2006 if no claims have been filed by the Company before then. The Company has filed no claims under the escrow agreement to date.
      The $98.6 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investment in 30.5% of Penn-America Group, Inc. Class A common stock	$79,462
Other investments and cash	23,782
Premium receivable	37,534
Accrued investment income	21
Federal income taxes receivable	1,289
Intangible assets	7,090
Other assets	1,902

Total	151,080

Liabilities:
Insurance premiums payable	47,162
Deferred federal income taxes, net	8,258
Federal income taxes payable	224
Other liabilities	7,810
Notes and loans payable	5,703

Total	69,157

Minority interest	430

Estimated fair value of net assets acquired	81,493
Purchase price	98,642

Goodwill	$17,149

      The transaction was accounted for using the purchase method of accounting. In connection with the acquisition of Penn Independent Group, the assets and liabilities acquired by the Company were adjusted to estimated fair value. The $17.1 million excess of cash and acquisition costs over the estimated fair value of assets acquired was recognized as goodwill.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Acquired intangible assets of $7.1 million were as follows:

	January 24, 2005

		Estimated
	Amount	Useful Life

(Dollars in thousands)
Agency relationships	$5,360	11 years
Software technology	680	5 years
Tradenames	560	Indefinite
Insurer relationships	470	7 years
Customer contracts	20	5 years

	$7,090

Purchases of Penn-America Group, Inc. Common Shares from Individual Shareholders
      On January 24, 2005, in a series of related transactions, the Company acquired all shares of Penn-America Group, Inc. common stock owned by members of the Saltzman family, including all shares of common stock issued upon the exercise of vested options to acquire shares of Penn-America Group, Inc. common stock, for $13.53 a share in cash. The Saltzman family and trusts controlled by them constituted 100% of the Penn Independent Corporation shareholders prior to the acquisition by United America Indemnity.

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the merger with Penn-America Group, Inc., the acquisition of Penn Independent Corporation, and the transactions with individual shareholders on January 24, 2005, the $249.4 million purchase price, which includes transaction related expenses, was allocated to the estimated fair values of the acquired assets and liabilities as follows (dollars in thousands):

Assets:
Investments and cash	$431,850
Agents’ balances	23,431
Reinsurance receivables	43,908
Accrued investment income	3,527
Prepaid reinsurance premiums	7,259
Intangible assets	25,412
Other assets	1,695

Total	537,082

Liabilities:
Unpaid losses and loss adjustment expenses	235,192
Unearned premiums	84,278
Income tax payable	810
Ceded balances payable	7,329
Contingent commissions	6,787
Deferred federal income taxes	2,804
Junior subordinated debentures	30,928
Other liabilities	4,399

Total	372,527

Estimated fair value of net assets acquired	164,555

Purchase price of Penn-America Group, Inc. common shares acquired through the merger	164,616
Purchase price of Penn-America Group, Inc. common shares acquired through Penn Independent Corporation acquisition	79,462
Purchase price of Penn-America Group, Inc. common shares acquired from private individuals	4,843
Capitalized restructuring charges	498

Total purchase price	249,419

Goodwill	$84,864

      The transaction was accounted for using the purchase method of accounting. The $84.9 million excess of cash, fair value of United America Indemnity’s Class A common shares exchanged, other consideration, and acquisition costs over the estimated fair value of the net assets acquired was recognized as goodwill.
      In connection with the merger of Penn-America Group, Inc., the assets and liabilities acquired by the Company were adjusted to fair value. Accordingly, the fair values of the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables were estimated by (1) discounting the gross reserve for unpaid losses and loss adjustment expenses and reinsurance receivables, (2) applying a risk margin to the gross reserves and reinsurance receivables and (3) reducing gross reinsurance receivables by an amount equal to an estimate of potentially uncollectible reinsurance receivables as of the acquisition date. The factor (3) did

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not affect net reinsurance receivables materially because Penn-America Group, Inc. had recorded an allowance for uncollectible reinsurance, which was considered a reasonable estimate of the credit risk inherent in the reinsurance receivables as of the acquisition date.
      Penn-America Group, Inc. discounted the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables based on the present value of the expected underlying cash flows using a risk-free interest rate of 3%, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by Penn-America Group, Inc.’s actuarial department based on historical loss data.
      The risk margin applied to the discounted reserve for unpaid losses and loss adjustment expenses and reinsurance receivables was approximately 9% and intended to reflect management’s estimate of the cost Penn-America Group, Inc. would incur to reinsure the full amount of its unpaid losses and loss adjustment expenses with a third-party reinsurer. This risk margin was based upon management’s assessment of the uncertainty inherent in the reserve for unpaid losses and loss adjustment expenses and their knowledge of the reinsurance marketplace.
      As a result of these two adjustments, the fair value of the reserve for losses and loss adjustment expenses and reinsurance receivables was reduced by $19.5 million as of the acquisition date.
      As of the acquisition date, Penn-America Group, Inc. adjusted its gross and net unearned premium reserves to fair value by (1) discounting the unearned premium reserves and (2) applying a risk margin to the unearned premium reserves. The risk margin utilized to record the gross unearned premium reserves at fair value was 25%. A slightly lower 20% risk margin was utilized to calculate the net unearned premium reserves because of the shorter period of the underlying exposures, which produces a lower degree of variability in the imbedded future profits. Penn-America Group, Inc. discounted the unearned premium reserves based on the present value of the expected underlying cash flows using a risk-free interest rate of 3%, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by Penn-America Group, Inc.’s actuarial department based on historical loss data.
      As a result of these adjustments, the fair value of the gross unearned premium reserves was reduced by $26.3 million as of January 24, 2005, with a $5.2 million decrease in prepaid reinsurance premiums, thereby resulting in an $21.1 million decrease in the net unearned premium reserves. The adjustments to the gross and net unearned premium reserves had a directly proportional impact to gross and net premiums earned.
      Acquired intangible assets of $25.4 million were as follows:

	January 24, 2005

		Estimated
	Amount	Useful Life

(Dollars in thousands)
Agency relationships	$15,012	16 years
Tradenames	5,000	Indefinite
State insurance licenses	5,000	Indefinite
Software technology	400	5 years

	$25,412

      Penn-America Group, Inc. leased its home office facility in Hatboro, Pennsylvania from Irvin Saltzman through October 18, 2005, and the lease was accounted for as a capital lease. On October 19, 2005, AIS, an indirect wholly owned subsidiary of the Company, purchased the Hatboro facility from Irvin Saltzman for $5.5 million in cash, and incurred $0.1 million in expenses related to the acquisition.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies

Investments
      The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The difference between amortized cost and fair value of these investments, excluding the derivative components, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the derivative components of the bonds is included in income.
      At December 31, 2005, the Company held $19.4 million of convertible bonds and $4.4 million of convertible preferred stock. The convertible bonds include convertible options with a market value of $3.6 million and the convertible preferred stocks include convertible options with market value of $0.6 million. The change in the difference between the amortized cost and the market value of the options is included in income as a component of net realized investments gains/(losses). The Company realized a $1.2 million loss, a $0.3 million gain, and a $1.1 million gain for the years ended December 31, 2005 and 2004 and for the periods from September 6, 2003 to December 31, 2003, respectively, due to market value changes related to options. The Company realized a $0.5 million gain for the period from January 1, 2003 to September 5, 2003 on its trading portfolio, which included convertible bonds, preferred stocks, and common stocks.
      As a result of the purchase price allocation, as discussed above in Note 2, all of the Predecessor’s investments at September 5, 2003 were adjusted to their fair value on that date
      As a result of the purchase price allocation, as disclosed above in Note 3, the amortized costs of all of the investments of the Predecessor, Penn Independent Corporation and Penn-America Group, Inc. at January 24, 2005 were adjusted to their fair value on their acquisition dates.
      The Predecessor’s investments in convertible bonds, preferred stocks, and common stocks were classified as trading. The change in the difference between amortized cost and market value was included in income.
      The Company’s investments in other invested assets are comprised primarily of limited liability partnership interests and uncollateralized commercial loans. Partnership interests of 3% ownership or greater are accounted for using the equity method. The change in the difference between amortized cost and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. Partnership interests of less than 3% ownership are carried at their fair value. The change in the difference between amortized cost and fair value of partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. Uncollateralized commercial loans are stated at unpaid principal balances, net of any allowances. Several of the limited partnerships invest solely in securities that are publicly traded and are stated at the net asset value as reported by the investment manager. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s investments in other invested assets, including investments in several limited partnerships, were valued at $52.4 million and $53.8 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, respectively, the Company’s other invested assets portfolio included $13.1 million and $20.4 million in securities for which there is no readily available independent market price.
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
      The amount of any write-down, including those that are deemed to be other than temporary, is included in earnings as a realized loss in the period in which the impairment arose.
      For equity securities, a decline in value is considered to be other than temporary if an unrealized loss has either (1) persisted for more than 12 consecutive months or, (2) the value of the investment has been 20% or more below cost for six continuous months or more. For securities with significant declines in value for periods shorter than six continuous months, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value.
      During the year ended December 31, 2005, the Company recorded other than temporary impairment losses of $0.8 million attributable to its common stock portfolio. During the year ended December 31, 2004, the Company recorded other than temporary impairment losses of $0.2 million attributable to its common stock portfolio. No such losses were incurred during the period from September 6, 2003 to December 31, 2003. During the period from January 1, 2003 to September 5, 2003, the Predecessor recorded other than temporary impairment losses of $1.9 million on its fixed income portfolio and $0.7 million on its investments in limited partnerships.
      Fair value is defined as the amount at which the instrument could be exchanged in a current arms-length transaction with willing parties. The fair values of the Company’s investments in bonds and stocks are determined on the basis of quoted market prices. The fair values of the Company’s investments in limited partnerships are determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Several of these partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

Derivative Instruments
      The Company accounts for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which established accounting reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.
      As of December 31, 2005, the Company holds a single derivative instrument, an interest rate swap, which is included in “Other assets” on the balance sheet. In accordance with SFAS 133, the interest rate swap is designated as a cash flow hedge, and is recorded on the balance sheet at fair value. Change in fair value is recorded in other comprehensive income and is reclassified to earnings in the same period during which the hedged item affects earnings.
      The primary objective of the Company’s interest rate swap was to hedge risk arising from interest rate volatility related to $15.0 million of Trust Preferred Securities issued by Penn Trust I. The Company has

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
designated the $15.0 million of junior subordinated debentures issued by Penn-America Group, Inc. to Penn Trust I as the hedged item. The junior subordinated debentures have the same terms with respect to maturity, payment, and distributions as the Trust Preferred Securities issued by Penn Trust I. The Company’s strategy is to convert distributions based on a floating rate on its junior subordinated debentures with Penn Trust I to a fixed-rate basis.
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
      By using derivative instruments, the Company is exposed to credit risk based on current market conditions and potential payment obligations between the Company and its counterparty. The Company has entered into the interest rate swap with a high credit quality counterparty, which is rated “A1” by Moody’s Investors Service Inc. (“Moody’s”). The Company’s interest rate swap contract is governed by an International Swaps and Derivatives Association Master Agreement, and includes provisions that require collateral to be pledged by the Company or its counterparty if the current value of the interest rate swap exceeds certain thresholds. As of December 31, 2005, no collateral was held by the Company’s counterparty.

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

Valuation of Agents’ Balances and Accounts Receivable
      The Company evaluates the collectibility of agents’ balances and accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific agent’s inability to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by the Company’s management to be collectible. No such instances occurred in 2005. For all remaining balances, allowances are recognized for bad debts based on historical statistics of the length of time the receivables are past due. The allowance for bad debts was $0.6 million and $0.1 million as of December 31, 2005 and 2004, respectively. For 2005, there were net bad debts written off of $0.07 million.

Goodwill and Intangible Assets
      Effective July 1, 2001, the Company’s predecessor adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, the Company recorded $102.0 million and $32.5 million of goodwill and intangible assets, respectively, as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc.
      In accordance with SFAS 142, the Company tests for impairment of goodwill and other indefinite lived assets at least annually and more frequently as circumstances warrant. The Company performed its annual impairment review of goodwill and other indefinite lived assets during the fourth quarter of 2005. Nothing has been noted to date that would indicate that goodwill and other indefinite lived assets are impaired as of December 31, 2005.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. No impairments of intangible assets that are not deemed to have indefinite life were recognized in the year ended December 31, 2005.
      As of December 31, 2005, intangible assets are as follows:

			Accumulated
Description	Life	Cost	Amortization	Net

(Dollars in thousands)
Agency relationships	11/16 years	$20,244	$1,248	$18,996
Tradenames	Indefinite	5,560	—	5,560
State insurance licenses	Indefinite	5,000	—	5,000
Insurer relationships	7 years	470	62	408
Software technology	5 years	1,080	200	880
Customer contracts	5 years	12	4	8

		$32,366	$1,514	$30,852

Reinsurance
      In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy. The Company analyzes its reinsurance contracts to ensure they meet the risk transfer requirements of SFAS No. 113, “Accounting for Reinsurance of Short Duration and Long Duration Contracts” (“SFAS 113”) and regularly reviews the collectibility of reinsurance receivables. SFAS 113 requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction. Any allowances resulting from this review are included in income during the period in which the determination is made.
      During 2005, a provision for doubtful reinsurance receivables of $0.2 million has been established by Penn-America Group, Inc. The Predecessor recorded a provision for doubtful reinsurance receivables of $1.8 million during the period from January 1, 2003 through September 5, 2003.

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 28, 2003, AIS converted from a C Corporation to an S Corporation. AIS and its subsidiaries filed a consolidated federal tax return as of February 28, 2003. For the tax period from March 1, 2003 to September 5, 2003, United National Insurance Company and its subsidiaries filed a consolidated federal income tax return and AIS and its other subsidiaries, AIAA and IU, each filed a separate, stand-alone federal income tax return.
      On September 5, 2003, Wind River and AIS converted from an S Corporation to a C Corporation. A consolidated income tax return was filed for all U.S. entities for the stub period from September 6, 2003 to December 31, 2003 and the year ended December 31, 2004. A consolidated income tax return for all U.S. companies will be filed for the year ended December 31, 2005.

Deferred Acquisition Costs
      The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that are directly related to and vary directly with the production of business. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs for the years ended December 31, 2005 and 2004, the period from September 6, 2003 to December 31, 2003, and the period from January 1, 2003 to September 5, 2003 were $107.4 million, $53.2 million, $4.7 million, and $12.0 million, respectively.

Notes and Loans Payable
      The carrying amounts reported in the balance sheet represent the outstanding balances.

Insurance Premium Payables
      The carrying amounts reported in the balance sheet approximate its fair value.

Junior Subordinated Debentures
      In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, the Company’s junior subordinated debentures are classified as a liability on the balance sheets and the related distributions are recorded as interest expense in the Statements of Operations.
      In accordance with FIN 46R, the Company is not permitted to consolidate the Company’s business trust subsidiaries, which in the aggregate issued $60.0 million of Trust Preferred Securities and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at December 31, 2005.

Guaranty Fund Assessments
      The U.S. Insurance Subsidiaries are subject to various state guaranty fund assessments, which enable states to provide for the payment of covered claims or meet other insurance obligations from insurance

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company insolvencies. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expenses for guaranty fund and insurance-related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimable. As of December 31, 2005 and 2004, included in other liabilities in the consolidated balance sheets were $1.6 million and $1.1 million, respectively, of liabilities for state guaranty funds and other assessments. As of December 31, 2005 and 2004, included in other assets in the consolidated balance sheets were $0.3 million and $0.4 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force at the balance sheet date.

Unpaid Losses and Loss Adjustment Expenses
      The liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. This liability is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period with respect to direct business, estimates received from ceding companies with respect to assumed reinsurance and estimates of unreported losses.
      The process of establishing the liability for unpaid losses and loss adjustment expenses of a property and casualty insurance company is complex, requiring the use of informed actuarially based estimates and judgments. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of that loss to the Company. To establish this liability, the Company regularly reviews and updates the methods of making such estimates and establishing the resulting liabilities. Any resulting adjustments are recorded in income during the period in which the determination is made.

Revenue Recognition
      Premiums written are recognized as earned ratably over the terms of the respective policies.
      Commissions earned by the Agency Operations, which consists solely of the operations of Penn Independent Group, are recognized at the later of the invoice date or the underlying issued policy effective date. Contingent profit commissions received by the Agency Operations are based on the claims experience of the policies underwritten for insurance companies and are recognized in the period received. Upon the acquisition of Penn Independent Corporation, the fair value of its contingent commissions received after January 24, 2005 related to business written prior to the acquisition date was recognized as a reduction of goodwill.
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

Contingent Commissions
      Certain professional general agencies of the U.S. Insurance Operations are paid special incentives when loss results of business produced by these agencies are more favorable than predetermined thresholds. These costs are charged to other underwriting expenses when incurred.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agency Commissions and Operating Expenses
      Agency expenses include commissions retained by retail agents and brokers on policies bound by the Agency Operations. Operating expenses include personnel expenses and general operating expenses of the Agency Operations.

Stock Based Compensation
      The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which established a fair value-based method of accounting for stock-based compensation plans.

Extraordinary Gain
      The extraordinary gain of $1.4 million and $1.2 million for 2005 and 2004, respectively, represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Company’s acquisition of Wind River Investment Corporation, which are currently considered to be deductible for federal tax purposes. The extraordinary gain of $46.4 million for 2003 represents the excess of the estimated fair value of net assets over purchase price from the Acquisition.

Earnings Per Share
      Basic earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding and the weighted-average share equivalents outstanding, which include options and warrants.

New Accounting Pronouncements
      In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the guidance regarding the impairment related to debt instruments. The disclosure requirements, however, are still in effect.
      In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1 and FSP 124-1, “The Meaning of Other-Than-Temporary Impairment and Application to Certain Investments” (“FSP 115-1”). FSP 115-1 is effective for fiscal years beginning December 15, 2005 or later. The disclosure requirements of FSP 115-1 are the same as those in EITF 03-01. In addition, FSP 115-1 provides guidance to determine if an impairment is other than temporary. This statement is not expected to have a material impact on the Company’s financial position.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which revises the original SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company has previously adopted the requirements of SFAS 123, which require companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the next fiscal year beginning after December 15, 2005. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted, modified or vested and the impact on compensation expense related to such awards in the consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

5.	Investments
      The amortized cost and estimated fair value of investments classified as available for sale were as follows as of December 31, 2005 and 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(Dollars in thousands)
2005
Bonds:
Obligations of states and political subdivisions	$387,090	$4,857	$(2,207)	$389,740
Mortgage-backed and asset-backed securities	345,240	329	(5,046)	340,523
U.S. treasury and agency obligations	92,763	377	(807)	92,333
Corporate notes	267,044	385	(4,401)	263,028

Total bonds	1,092,137	5,948	(12,461)	1,085,624
Common stock	56,654	3,759	(811)	59,602
Preferred stock	6,563	221	(384)	6,400

Total	$1,155,354	$9,928	$(13,656)	$1,151,626

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(Dollars in thousands)
2004
Bonds:
Obligations of states and political subdivisions	$299,525	$8,700	$(315)	$307,910
Mortgage-backed securities	52,690	456	(3)	53,143
U.S. treasury and agency obligations	163,108	285	(979)	162,414
Corporate notes	61,252	814	(148)	61,918

Total bonds	576,575	10,255	(1,445)	585,385
Common stock	34,004	4,338	(448)	37,894
Preferred stock	5,017	151	(56)	5,112

Total	$615,596	$14,744	$(1,949)	$628,391

      The Company did not hold any debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at December 31, 2005 or 2004.
      The Company holds several investments in limited partnerships where it owns less than 3% of the limited partnerships. Changes in the value of these partnerships are included in accumulated other comprehensive income as a component of shareholders’ equity. The market value and amortized cost of these investments are as follows:

			Successor	Predecessor
			September 6,	January 1,
	Successor	Successor	2003	2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003

(Dollars in thousands)
Market value	$39,675	$42,592	$36,537	$31,219
Amortized cost	20,788	32,501	32,380	31,571

Gross unrealized gain (loss)	$18,887	$10,091	$4,157	$(352)

      The Company is a limited partner in a high yield fund where it owns more than a 3% interest. Changes in the value of this investment are included in equity in earnings of partnerships on the income statement. The market value and amortized cost of that partnership are as follows:

			Successor	Predecessor
			September 6,	January 1,
	Successor	Successor	2003	2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003

(Dollars in thousands)
Market value	$12,752	$11,164	$8,897	$7,730
Amortized cost	5,151	5,151	5,151	5,151

Gross unrealized gain (loss)	$7,601	$6,013	$3,746	$2,579

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2005:

				Gross Unrealized Losses

			Cost or			Between
	Number of		Amortized		Six Months	Seven Months	Greater than
	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year

(Dollars in thousands)
Bonds	815	$725,048	$737,510	$12,462	$5,554	$6,877	$31
Preferred Stock	5	3,039	3,423	384	36	348	—
Common Stock	138	29,673	30,483	810	746	64	—

				$13,656	$6,336	$7,289	$31

      The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2004:

				Gross Unrealized Losses

			Cost or			Between
	Number of		Amortized		Six Months	Seven Months	Greater than
	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year

(Dollars in thousands)
Bonds	74	$180,013	$181,582	$1,569	$372	$1,024	$173
Preferred Stock	5	1,238	1,348	110	77	—	33
Common Stock	30	7,083	7,531	448	270	178	—

				$2,127	$719	$1,202	$206

      Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2005, concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 4 (“Summary of Significant Accounting Policies”).
      During the year ended December 31, 2005, the Company recorded other than temporary impairment losses of $0.8 million on its common stock portfolio. During the year ended December 31, 2004, the Company recorded other than temporary impairment losses of $0.2 million on its common stock portfolio. No such losses were incurred during the period from September 6, 2003 to December 31, 2003. During the period from January 1, 2003 to September 5, 2003, the Predecessor recorded other than temporary impairment losses of $1.9 million on its fixed income portfolio and $0.7 million on its investments in limited partnerships.
      Accumulated comprehensive income as of December 31, 2005 is comprised of $18.9 million of net unrealized gains from partnerships where the Company owns less than a 3.0% interest, $3.7 million of net unrealized losses from the Company’s available-for-sale portfolio, $0.2 million of net unrealized gains from the Company’s interest rate swap, and $5.9 million of deferred taxes related to the unrealized gains and losses.
      Accumulated comprehensive income as of December 31, 2004 is comprised of $10.1 million of net unrealized gains from partnerships where the Company owns less than a 3.0% interest, $12.8 million of net unrealized gains from the Company’s available-for-sale portfolio, and $7.4 million of deferred taxes related to the unrealized gains.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of bonds classified as available for sale at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

(Dollars in thousands)
Due in one year or less	$31,052	$30,760
Due after one year through five years	213,927	210,394
Due after five years through ten years	278,095	276,541
Due after ten years through fifteen years	130,836	132,746
Due after 15 years	92,987	94,660
Mortgage-backed securities	345,240	340,523

	$1,092,137	$1,085,624

      The components of net realized investment gains (losses) on the sale of investments for the years ended December 31, 2005 and 2004, the period from September 6, 2003 to December 31, 2003, and the period from January 1, 2003 to September 5, 2003, were as follows:

				Predecessor
			Successor	January 1,
	Successor	Successor	September 6,	2003
	Year Ended	Year Ended	2003 through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003
(Dollars in thousands)
Bonds:
Gross realized gains	$2,785	$1,178	$989	$3,484
Gross realized losses	(4,807)	(505)	(1,335)	(2,877)

Net realized gains (losses)	(2,022)	673	(346)	607

Common stock:
Gross realized gains	5,198	3,632	820	6,353
Gross realized losses	(1,926)	(1,302)	(305)	(711)

Net realized gains	3,272	2,330	515	5,642

Preferred stock:
Gross realized gains	—	—	—	288
Gross realized losses	(696)	(326)	—	(75)

Net realized gains	(696)	(326)	—	213

Other invested assets:
Gross realized gains	—	—	—	493
Gross realized losses	—	—	—	(1,366)

Net realized losses	—	—	—	(873)

Total net realized investment gains	$554	$2,677	$169	$5,589

      Proceeds from the sales of bonds classified as available-for-sale resulting in net realized investment gains (losses) for the years ended December 31, 2005 and 2004, the period from September 6, 2003 to

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003, and the period from January 1, 2003 to September 5, 2003, were $371.7 million, $298.4 million, $186.8 million, and $70.6 million, respectively.
      Proceeds from the sales of equity securities classified as available-for-sale resulting in net realized investment gains (losses) for the years ended December 31, 2005 and 2004, and the period from September 6, 2003 to December 31, 2003 were $76.1 million, $31.6 million, and $11.7 million, respectively. There were no equity securities classified as available-for-sale for the period from January 1, 2003 to September 5, 2003.
      The sources of net investment income for the years ended December 31, 2005 and 2004, the period from September 6, 2003 to December 31, 2003 and the period from January 1, 2003 to September 5, 2003 were as follows:

				Predecessor
			Successor	January 1,
	Successor	Successor	September 6,	2003
	Year Ended	Year Ended	2003 through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003

(Dollars in thousands)
Bonds	$41,196	$19,863	$5,453	$13,283
Preferred and common stocks	1,568	850	308	438
Cash and cash equivalents	5,118	1,851	360	755
Other	5,102	1,760	370	1,257

Total investment income	52,984	24,324	6,491	15,733
Investment expense	(5,866)	(4,159)	(385)	(2,444)

Net investment income	$47,118	$20,165	$6,106	$13,289

      There was one non income-producing bond in the amount of $0.8 million for the years ended December 31, 2005 and 2004, the period from September 6, 2003 to December 31, 2003, and the period from January 1, 2003 to September 5, 2003. The Company has evaluated the investment and believes the value will be recouped.
      Certain cash balances, cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair market value of bonds available for sale and on deposit or held in trust were as follows as of December 31, 2005 and December 31, 2004:

	Estimated Fair Value

	December 31,	December 31,
	2005	2004
(Dollars in thousands)
On deposit with governmental authorities	$48.4	$30.1
Intercompany trust held for the benefit of U.S. policyholders	552.7	405.6
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5.7	5.5

Total	$606.8	$441.2

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Reinsurance
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
      During 2005, the Company’s unpaid losses and loss adjustment expenses and related reinsurance receivables were decreased by $253.7 million. Of this amount, $142.3 million was due to the Company’s review of unpaid loss and loss adjustment expenses and related reinsurance receivables, and the remainder was due to the payment of losses in the ordinary course of business. At the Wind River Acquisition date, discounts and risk margins were applied to reinsurance recoverables related to ceded loss reserves. During 2005, the Company decreased its discount and risk margin purchase adjustment by $28.2 million due to (1) reductions in ceded loss reserves that existed as of the Wind River Acquisition date and (2) decreases to the amount of discount due to the passage of time. This adjustment equally affected reinsurance recoverables and loss reserves and had no impact on the net income of the Company during 2005.
      At December 31, 2005 and 2004, the Company carried reinsurance receivables of $1,278.1 million and $1,531.9 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment, which was due to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves, lowered the reinsurance receivables balance by $21.2 million in 2005 and $49.4 million in 2004. The second purchase accounting adjustment netted uncollectible reinsurance reserves of $49.1 million against the reinsurance receivables to properly reflect the reinsurance receivables at their fair value at the Wind River Acquisition date. Due to commutations and charge-offs of uncollectible reinsurance recoverables, this purchase accounting adjustment has been reduced to $28.7 million at December 31, 2005 and 2004. The Company also established an uncollectible reinsurance reserve of $0.2 million during 2005.
      At December 31, 2005 and December 31, 2004, the Company held collateral securing its reinsurance receivables of $691.7 million and $705.6 million, respectively. Prepaid reinsurance premiums were $41.7 million and $42.6 million at December 31, 2005 and December 31, 2004, respectively. Reinsurance receivables, net of collateral held, were $586.4 million and $826.3 million at December 31, 2005 and December 31, 2004, respectively.
      Since the Acquisition date, an allowance for uncollectible reinsurance of $0.2 million has been established as a result of the Company’s regular review of the collectibility of recorded reinsurance receivables due from its external non-affiliated reinsurers.
      In 2005, the Non-U.S. Insurance Operations commenced offering reinsurance to the Penn-America Insurance Companies through a quota share arrangement. This reinsurance arrangement resulted in 30% of Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005 being ceded to Wind River Bermuda, an affiliated company. The agreement also stipulated that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s current property writings create exposure to catastrophic events, and its casualty writings create exposure to casualty clash events. Casualty clash exposure arises when two or more insureds are involved in the same loss occurrence. To protect from these exposures, the Company has purchased $55.0 million in excess of $5.0 million of property catastrophe for events occurring in 2006 and $10.0 million in excess of $3.0 million of casualty clash coverages, both of which are on a per occurrence basis. The Company ceded $1.9 million in losses as a result of Hurricane Wilma and has not purchased reinstatement coverage. As a result, if a catastrophe occurs between now and June 30, 2006, the Company would retain the first $6.9 million of losses. To the extent that there may be increased catastrophe or casualty clash exposure in the future, the Company may increase its reinsurance protection for these exposures commensurately.
      As of December 31, 2005, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following groups of reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

	Reinsurance	A.M. Best Ratings
	Receivables	(As of December 31, 2005)
(Dollars in millions)
Munich Group	$195.9	A
GE Global Group	166.5	A
Berkshire Hathaway	83.7	A++
Hartford Fire Insurance Company	71.5	A+
Swiss Re Group	22.3	A+
Fairfax Financial	21.7	A

	$561.6

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of reinsurance on premiums written and earned is as follows:

	Written	Earned
(Dollars in thousands)
For the year ended December 31, 2005:
Direct business	$614,291	$580,068
Reinsurance assumed	8,587	6,701
Reinsurance ceded	103,145	111,339

Net premium	$519,733	$475,430

Percentage assumed of net		1.1%

For the year ended December 31, 2004:
Direct business	$409,073	$434,312
Reinsurance assumed	—	—
Reinsurance ceded	128,865	204,172

Net premium	$280,208	$230,140

Percentage assumed of net		—%

September 6, 2003 through December 31, 2003:
Direct business	$157,756	$147,714
Reinsurance assumed	1	1
Reinsurance ceded	96,492	95,803

Net premiums	$61,265	$51,912

Percentage assumed of net		—%

January 1, 2003 through September 5, 2003
Direct business	$510,574	$510,450
Reinsurance assumed	49	81
Reinsurance ceded	371,507	382,277

Net premiums	$139,116	$128,254

Percentage assumed of net		—%

7.	Income Taxes
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
      United America Indemnity Group and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file U.S. tax returns.
      U.A.I. (Gibraltar) Limited and U.A.I. (Gibraltar) II Limited are tax-exempt companies in Gibraltar subject to a tax exempt certificate issued by the Gibraltar authorities. They are therefore exempt from all Gibraltar taxes and gains made by the Company.
      The Luxembourg subsidiaries of the Company are subject to income taxes imposed by the Grand Duchy of Luxembourg and file Luxembourg tax returns. In addition, the Gibraltar shareholders of the Luxembourg companies would be subject to Luxembourg capital gains tax on a sale of the Luxembourg companies in which they hold a participation in the nominal paid up share capital of more than 10%, unless their holding period in the shares was at least six months.
      The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.
      The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes in 2005 of $65.7 million represents $44.1 million from foreign operations and $21.6 million from domestic operations. The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

					Successor		Predecessor
	Successor		Successor		September 6, 2003		January 1, 2003
	Year Ended		Year Ended		through		through
	December 31, 2005		December 31, 2004		December 31, 2003		September 5, 2003

		% of Pre-		% of Pre-		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
(Dollars in thousands)
Expected tax provision at weighted average	$7,631	11.6%	$2,208	6.8%	$232	6.0%	$10,367	35.0%
Adjustments:
Tax exempt interest	(5,142)	(7.8)	(4,534)	(14.0)	(1,850)	(47.8)	(3,404)	(11.5)
Dividend exclusion	(317)	(0.5)	(171)	(0.5)	(60)	(1.6)	(95)	(0.3)
Non-resident withholding	—	—	391	1.2	193	5.0	—	—
Other	487	0.7	111	0.3	16	0.4	(4)	—

Actual Taxes	$2,659	4.0%	$(1,995)	(6.2)%	$(1,469)	(38.0)%	$6,864	23.2%

      In 2005 and 2004, the Company recognized extraordinary gains of $1.4 million and $1.2 million, respectively, for tax benefits derived from acquisition costs included as a reduction in equity as a result of the Acquisition, that have been or will be deducted in the future from income for federal tax purposes.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the components of income tax expense (benefit):

			Successor	Predecessor
			September 6,	January 1,
	Successor	Successor	2003	2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003
(Dollars in thousands)
Current income tax expense (benefit):
Foreign and U.S. Federal	$5,888	$(1,290)	$1,483	$4,670
Non-resident withholding	—	391	193	—

	5,888	(899)	1,676	4,670
Deferred income tax (benefit) expense:
U.S. Federal	(3,229)	(1,096)	(3,145)	2,194

Total income tax expense (benefit)	$2,659	$(1,995)	$(1,469)	$6,864

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2005 and 2004 are presented below:

	2005	2004
(Dollars in thousands)
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$25,741	$17,321
Unearned premiums	8,590	3,066
Alternative minimum tax credit carryover	12,988	12,312
Depreciation and amortization	2,191	3,343
Accrued interest	—	2,040
Other	9,865	6,002

Total deferred tax assets	59,375	44,084

Deferred tax liabilities:
Intangible assets	10,799	—
Investments in subsidiaries	6,644	—
Gain on trading securities	95	521
Unrealized gain on securities available-for-sale and less than 3% owned investments in partnerships included in accumulated other comprehensive income	5,902	7,362
Gain on partnerships greater than 20% owned	2,660	2,105
Unrealized gain on pre-acquisition owned securities(1)	3,523	2,172
Deferred acquisition costs	7,500	2,970
Other	606	582

Total deferred tax liabilities	37,729	15,712

Total net deferred tax assets	$21,646	$28,372

(1)	As of the dates of the Wind River Acquisition, the acquisition of Penn Independent Corporation, and the merger with Penn-America Group, Inc., the market values of the respective investment portfolios at those dates became the new cost basis. The amounts included here represent the deferred tax associated with the market tax difference for securities that were owned at those dates that are still held.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2005 and 2004.
      The Company has an alternative minimum tax credit carryover of $13.0 million, which, subject to statutory limitations, can be carried forward indefinitely.
      The federal tax returns for the Company’s U.S. operations are open to review by the IRS. Management believes that adequate provisions have been made in the financial statements to cover any potential audits and tax related matters for all years for which the statute of limitation has not expired. The statute of limitations has not yet expired for years 2002 through 2004.

8.	Liability for Unpaid Losses and Loss Adjustment Expenses
      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

			Successor	Predecessor
			September 6,	January 1,
	Successor	Successor	2003	2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003
(Dollars in thousands)
Unpaid losses and loss adjustment expenses at beginning of period	$1,876,510	$2,059,760	$2,121,615	$2,004,422
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses(1)	1,531,896	1,745,737	1,839,059	1,743,602

Net balance at beginning of period(1)	344,614	314,023	282,556	260,820
Plus: Unpaid losses and loss adjustment expenses acquired as a result of the merger(2)	235,192	—	—	—
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger(2)	43,908	—	—	—

Unpaid losses and loss adjustment expenses subtotal	535,898	314,023	282,556	260,820
Incurred losses and loss adjustment expenses related to:
Current year(3)	289,406	134,648	37,861	85,178
Prior years(4)	(1,282)	(810)	645	—

Total incurred losses and loss adjustment expenses	288,124	133,838	38,506	85,178

Paid losses and loss adjustment expenses related to:
Current year	58,930	27,199	10,934	16,768
Prior years(5)	124,801	76,048	(3,895)	46,674

Total paid losses and loss adjustment expenses	184,731	103,247	7,039	63,442

Net balance at end of period	639,291	344,614	314,023	282,556
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment	1,274,933	1,531,896	1,745,737	1,839,059

Unpaid losses and loss adjustment expenses at end of period	$1,914,224	$1,876,510	$2,059,760	$2,121,615

(1)	In connection with the Acquisition, the reinsurance receivables on unpaid losses and loss adjustment expenses was reduced by $49.1 million from $1.839 billion to $1.790 billion, resulting in an increase in the net unpaid losses and loss adjustment expenses from $282.6 million to $331.7 million.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Group, Inc.

(3)	Included in 2005 is $5.8 million of negative development for the Penn-America Group that is related to prior years. This amount is not included in the “Prior years” line due to the fact that the Company did not own the Penn-America Group during the prior year periods to which the losses and loss adjustment expenses are related.

(4)	In 2005, the Company decreased its net loss reserve relative to accident years 2004 and prior by $1.3 million due to lower than anticipated frequency in our animal mortality program. In 2004, the Company decreased its net loss reserve relative to accident years 2003 and prior by $0.8 million. In 2003, the Company increased its net loss reserve relative to accident years 2002 and prior by $0.6 million.

(5)	Net paid losses and loss adjustment expenses during the period from September 6, 2003 to December 31, 2003 related to prior years include the commutation with Trenwick America Reinsurance Corp. in the amount of $20.5 million. Net paid losses and loss adjustment expenses during the period from January 1, 2003 to September 5, 2003 related to prior years included a commutation with AXA Corporate Solutions in the amount of $0.4 million.
      During 2005, the Penn-America Insurance Companies increased incurred losses related to insured events of prior years by $5.8 million subsequent to January 24, 2005. This increase consisted of an increase in incurred losses related to their casualty lines of business of $11.6 million relating mainly to accident years 1994 through 2000 offset partially by a decrease in incurred losses related to their property lines of business of $5.8 million relating primarily to accident year 2004.
      Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. Management believes its reserves for CD claims ($41.6 million and $28.5 million as of December 31, 2005 and 2004, net of reinsurance, respectively) are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.
      The Company had 48 and 37 direct claims related to the September 11th, 2001 terrorist attacks as of December 31, 2005 and 2004, respectively. The majority of these claims are first party property claims while a few stem from event interruption. Estimated direct indemnity exposure as of December 31, 2005 and 2004, was $4.7 million and $5.0 million, respectively. Reinsurance to non-affiliates as of December 31, 2005 and 2004 totaled $4.4 million and $4.6 million, respectively. Net indemnity exposure as of December 31, 2005 and 2004 was $0.3 million and $0.4 million, respectively. As of December 31, 2005, 12 of the Company’s claims were still open. The Company does not anticipate any additional material impact to its financial statements, nor does it expect any future obligations related to this tragedy.
      The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2005 and 2004 were IBNR reserves of $7.5 million and $8.2 million,

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, and case reserves of approximately $4.0 million and $3.6 million, respectively, for known A&E-related claims.
      The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,

	2005	2004	2003
(Dollars in thousands)
Gross reserve for A&E losses and loss adjustment expenses — beginning of period	$34,622	$29,750	$30,872
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	78	—	—
Plus: Incurred losses and loss adjustment expenses — case reserves	6,911	2,782	5,861
Plus: Incurred losses and loss adjustment expenses — IBNR	5,120	7,633	(2,938)
Less: Payments	6,607	5,543	4,045

Gross reserves for A&E losses and loss adjustment expenses — end of period	$40,124	$34,622	$29,750

      The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,

	2005	2004	2003

(Dollars in thousands)
Net reserve for A&E losses and loss adjustment expenses — beginning of period	$11,800	$8,032	$8,144
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	58	—	—
Plus: Incurred losses and loss adjustment expenses — case reserves	1,981	2,012	320
Plus: Incurred losses and loss adjustment expenses — IBNR	(662)	2,617	111
Less: Payments	1,658	861	543

Net reserves for A&E losses and loss adjustment expenses — end of period	$11,519	$11,800	$8,032

      As of December 31, 2005, 2004, and 2003, the survival ratio on a net basis for our open A&E claims was 9.6 years, 17.3 years, and 15.1 years, respectively. As of December 31, 2005, 2004, and 2003, the survival ratio on a gross basis for our open A&E claims was 7.1 years, 9.4 years, and 11.1 years, respectively. The survival ratio, which is the ratio of net reserves to the 3-year average of annual paid claims, is a non-GAAP financial measure that indicates how long the current amount of net reserves are expected to last based on the current rate of paid claims.

9.	Debt

Junior Subordinated Debentures
      On December 4, 2002, Penn Trust I, a business trust subsidiary formed by Penn-America Group, Inc. issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate equal to three-month London Interbank Offered Rates (“LIBOR”) plus 4.00%. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group, Inc. may not declare or pay cash dividends on its common stock. Penn-America Group, Inc. guarantees all obligations of Penn Trust I with respect to distributions and payments of these securities.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On May 15, 2003, Penn Trust II, a business trust subsidiary formed by Penn-America Group, Inc., issued $15.0 million of Trust Preferred Securities. These securities have a thirty-year maturity, with a provision that allows the Company to call these securities at par after five years from the date of issuance. Cash distributions are paid quarterly in arrears at a rate equal to three-month LIBOR plus 4.10%. Distributions on these securities can be deferred for up to five years, but in the event of such deferral, Penn-America Group, Inc. may not declare or pay cash dividends on its common stock. Penn-America Group, Inc. guarantees all obligations of Penn Trust II with respect to distributions and payments of these securities.
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
      On September 30, 2003, AIS, a wholly owned indirect subsidiary of the Company, sold $10.0 million (aggregate liquidation amount) of floating rate trust preferred securities to Dekania CDO I, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’ wholly owned statutory trust, UNG Trust I.
      AIS, through UNG Trust I, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by Dekania Capital Management LLC, which in turn, issued its securities to institutional and accredited investors. UNG Trust I issued 10,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on September 30, 2033 and bear a floating interest rate, reset quarterly, equal to three-month LIBOR plus 4.05%. AIS, through UNG Trust I, has the right to call the trust preferred securities at par after September 30, 2008, five years from the date of issuance.
      The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of common securities of UNG Trust I to AIS, were used to fund the purchase of $10.3 million (in principal amount) of junior subordinated deferrable interest notes issued by AIS under an indenture, dated as of September 30, 2003, between AIS and JPMorgan Chase Bank, as trustee.
      On October 29, 2003, AIS sold $20.0 million (aggregate liquidation amount) of floating rate trust preferred securities to I-Preferred Term Securities III, Ltd., an exempted company incorporated with limited liability under the law of the Cayman Islands, in a private placement through AIS’s wholly owned statutory trust, UNG Trust II.
      AIS, through UNG Trust II, together with other insurance companies and insurance holding companies, issued trust preferred securities to the collateralized debt obligation pool organized by I-Preferred Term Securities Ltd., which in turn, issued its securities to institutional and accredited investors. UNG Trust II issued 20,000 trust preferred securities, having a stated liquidation amount of $1,000 per security, that mature on October 29, 2033 and bear a floating interest rate, reset quarterly, equal to three-month LIBOR plus 3.85%.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AIS, through UNG Trust II, has the right to call the trust preferred securities at par after October 29, 2008, five years from the date of issuance.
      The entire proceeds from the sale of the trust preferred securities, including the proceeds from the sale of common securities of UNG Trust II to AIS, were used to fund the purchase of $20.6 million (in principal amount) of floating rate junior subordinated deferrable interest debentures issued by AIS under an indenture, dated as of October 29, 2003, between AIS and U.S. Bank National Association, as trustee.

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
      In conjunction with the issuance of these new senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these payments of $1.3 million by the Ball family trusts was recorded as a gain on the early extinguishment of debt.

Revolving Credit Facility
      During 2002, the Company established a $25.0 million Revolving Credit Facility with Citizens Bank of Pennsylvania. Interest is payable monthly at LIBOR plus 65 basis points or the Prime Rate. The Revolving Credit Facility was converted to a Demand Discretionary Facility in February 2003. As of December 31, 2005, there was no balance due in connection with this credit facility.

10.	Notes and Loans Payable

Notes Payable
      Notes payable and term loans assumed through the acquisition of Penn Independent Corporation is comprised of a $4.5 million revolving line of credit which expires on November 30, 2006, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amount due on the line of credit as of December 31, 2005 is $2.9 million. The Company has agreed to a security agreement granting the bank a first priority perfected lien on finance receivables of Penn Independent Financial Services, Inc. (“PIFSI”). On December 29, 2005, AIS entered into a guaranty and suretyship agreement with the bank whereby AIS will unconditionally jointly and severally guarantee the timely payment of any and all indebtedness owed to the bank by PIFSI. Interest expense resulting from the line of credit was $0.2 million for 2005.

Loans Payable
      Loans payable of $3.6 million as of December 31, 2005 are comprised of six loans payable to vendors, a minority shareholder, and former minority shareholders. The current portion of these loans that will be payable in 2006 is $0.6 million. Interest expense related to loans payable was $0.1 million for the 2005.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions
      At December 31, 2005 and 2004, Wind River Barbados was a limited partner in investment funds managed by Fox Paine & Company. The Company’s investment in these limited partnerships was valued at $6.1 million and $6.2 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the Company had an additional capital commitment of $3.9 million to these limited partnerships.
      In November 2005, management fees of $1.5 million in the aggregate were made to Fox Paine & Company and The AMC Group, L.P. (“The AMC Group”), both of which are affiliates. The management fees cover the period from September 5, 2005 through September 4, 2006 and will be recognized ratably over that period. In November 2004, management fees of $1.5 million in the aggregate were made to Fox Paine & Company and The AMC Group, covering the period from September 5, 2004 through September 4, 2005 and recognized ratably over that period. On September 5, 2003, management fees of $1.5 million in the aggregate were made to Fox Paine & Company and The AMC Group, covering the period from September 5, 2003 through September 4, 2004 and recognized ratably over that period.
      In connection with the merger with Penn-America Group, Inc. and the acquisition of Penn Independent Corporation, the Company paid a $6.0 million transaction fee to Fox Paine & Company. Fox Paine & Company beneficially owns shares having approximately 85.2% of the Company’s total share voting authority.
      The following describes the minority equity interests in the Penn Independent Group subsidiaries:

•	On February 24, 1993, Apex Insurance Agency, Inc. issued ten shares of common stock to a minority shareholder. In April 2005, Apex Insurance Agency, Inc. issued a note payable for $1.7 million, due in equal installments over 84 months, to repurchase the ten shares of common stock it issued to the minority shareholder and to meet certain contracted compensation arrangements. As of December 31, 2005, PIC Holdings owns 100% of the outstanding common stock of Apex Insurance Agency, Inc.

•	On October 15, 2004, DVUA Massachusetts, Inc. entered into a shareholders’ agreement with a minority shareholder issuing twenty shares. As of December 31, 2005, the minority shareholder owned 20.0% of the outstanding shares of DVUA Massachusetts, Inc. As of December 31, 2005, PIC Holdings owned 80.0% of the outstanding common stock of DVUA Massachusetts Agency, Inc. Minority interest as of December 31, 2005 was $0.06 million.

12.	Commitments and Contingencies

Lease Commitments
      Total rental expense under operating leases for the years ended December 31, 2005 and 2004, the period from September 6, 2003 to December 31, 2003, and the period from January 1, 2003 to September 5, 2003 were $4.0 million, $2.6 million, $0.7 million, and $1.4 million, respectively. At December 31, 2005, future minimum payments under non-cancelable operating leases were as follows:

(Dollars in thousands)
2006	$3,327
2007	2,749
2008	2,727
2009	2,263
2010 and thereafter	8,783

Total	$19,849

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      On November 29, 2004, Diamond State received an award in the arbitration matter between Diamond State and Partner Reinsurance Company, Ltd. and Partner Reinsurance Company of the U.S. (collectively “Partner Re”). In the arbitration, Diamond State sought recovery under a reinsurance agreement with Partner Re relative to loss and expenses incurred by Diamond State in litigation brought by Bank of America N.A. and Platinum Indemnity Limited, which was resolved by Diamond State in January 2004. On December 2, 2004, Partner Re paid Diamond State approximately $19.5 million representing payment in full of the arbitration award, including approximately $2.8 million for legal fees and expenses. On December 6, 2004, Diamond State made a payment to Partner Re in the amount of approximately $1 million that had been held by Diamond State as an offset against the amount claimed to be owed to Diamond State by Partner Re. There was approximately $0.6 million of interest income and no gain or loss recognized as a result of this award.

Other Commitments
      The Company has committed to investing into several limited liability partnership funds. As of December 31, 2005, $41.2 million has been invested. The Company has a remaining commitment of $3.9 million. The timing and funding of this remaining commitment has not been determined. As investment opportunities are identified by the partnerships, capital calls will be made.
      On September 5, 2003, as part of the Acquisition, the Company entered into a management agreement with Fox Paine & Company and The AMC Group, an affiliate. In the management agreement, the Company agreed to pay to Fox Paine & Company an annual management fee of $1.2 million subject to certain adjustments and to The AMC Group an annual management fee of $0.3 million subject to certain adjustments. In 2006, a management fee of $1.5 million is payable on November 1.

13.	Shareholders’ Equity
      In connection with the merger with Penn-America Group, Inc. the Company issued 7.9 million Class A common shares valued at $141.9 million. The Company accrued awards under the share incentive plan of

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.0 million for restricted stock and $3.8 million for options to purchase the Company’s Class A common stock during the year ended December 31, 2005, respectively. Shareholders’ Equity increased by $2.1 million as a result of 241,878 options exercised during the year ended December 31, 2005, respectively.

14.	Compensation Plans
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
      In accordance with the Penn-America Group, Inc. Stock Incentive Plan, the merger with United America Indemnity on January 24, 2005 caused immediate vesting of all Penn-America Group, Inc.’s unvested stock options. As of January 24, 2005, Penn-America Group, Inc. had 203,635 stock options outstanding, all of which were exercisable. Each holder of the Penn-America Group, Inc. stock options received converted stock options of United America Indemnity. In exchange for outstanding options to purchase Penn-America Group, Inc.’s Class A common shares, the Company granted 175,007 stock options at the acquisition date. The modification of converting the options to purchase Penn-America Group, Inc.’s Class A common shares to options to purchase United America Indemnity’s Class A common shares had no impact on earnings.
      On September 5, 2003, the Company granted options to purchase Class A common shares to two officers of the Company (“Option-A Tranche”). The Option-A Tranche options have an exercise price of $6.50 per share and expire on September 5, 2013, and were fully vested at the time of the grant. The Company recorded $0.9 million of compensation expense during the period from September 5, 2003 to December 31, 2003, which represents the fair value of the Option-A Tranche on the date of the grant since they were fully vested. During 2005, 93,825 of the Option-A Tranche options were forfeited.
      During the period from September 5, 2003 to December 31, 2003, the Company granted 579,201 Time-Based Options and 883,489 Performance-Based Options under the Plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeitable upon termination of employment for any reason, and expire 10 years after the grant date. The first vesting period ended on December 31, 2004. The Performance-Based Options vest in 25% increments and are conditioned upon the Company achieving various operating targets or Fox Paine & Company’s holdings in United America Indemnity achieving an agreed upon rate of return, and expire 10 years after the grant date.
      During 2004, the Company granted 10,000 Time-Based Options under the Plan. The Time Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reasons, and expire 10 years after grant date. The first vesting period ended on August 3, 2005.
      During 2005, the Company granted 436,492 Time-Based Options and 133,415 Performance-Based Options under the Plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reason, and expire 10 years after grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 31, 2005, the Company modified the 2003 grant of 579,201 Time-Based Options and the 2003 grant of 883,489 Performance-Based Options. The Time Based Options were amended so as to modify the vesting schedule for the remaining unvested options, which will now vest at the rate of 12% on December 31, 2006, 12% on December 31, 2007, and 36% on December 31, 2008. Also, the performance hurdle with respect to accelerated option vesting upon a change of control was eliminated. Of the 2003 stock option grants, a total of 369,540 and 15,552 were forfeited and exercised, respectively, before the change. The Performance-Based Options were amended to eliminate the performance vesting criteria relating to the annual option vesting and catch-up vesting. Also, the performance hurdle with respect to accelerated option vesting upon a change of control was eliminated. The remaining unvested options become exercisable at the rate of 10% on December 31, 2006, 10% on December 31, 2007, and 30% on December 31, 2008. As a result of these changes, the Company incurred an additional $2.5 million in stock option expense in 2005.
      In 2005, the Company recorded $3.3 million of compensation expense for the 1,460,806 options granted under the Plan. In 2004, the Company recorded $0.5 million of compensation expense for the 1,464,090 options granted under the Plan. In 2003, recorded $0.2 million of compensation expense for the 1,462,690 options granted under the Plan.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Options outstanding at December 31, 2003	1,718,764	$11.36
Options issued	10,000	$14.62
Options cancelled (reversed)	(8,600)	$17.00
Options exercised	—	—

Options outstanding at December 31, 2004	1,720,164	$11.35
Options issued	569,907	$15.42
Options forfeited	(491,105)	$12.42
Options cancelled (reversed)	(12,033)	$17.00
Options exercised	(241,878)	$8.59

Options outstanding at December 31, 2005	1,545,055	$11.35

Options exercisable at December 31, 2005	643,552	$11.32

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The options exercisable at December 31, 2005 include the following:

Number of Options
Option Price	Exercisable

$5.62	1,289
$6.02	324
$6.50	84,249
$8.49	25,068
$10.00	368,375
$14.62	2,000
$17.00	121,854
$17.81	14,393
$18.27	25,000
$18.40	1,000

Options exercisable at December 31, 2005	643,552

      The weighted average fair value of options granted under the Plan was $4.69 and $3.03 in 2005 and 2004, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004

Dividend yield	0.0%	0.0%
Expected volatility	23.0%	23.0%
Risk-free interest rate	3.8%	3.8%
Expected option life	3.8 years	4.4 years
      The following tables summarize the range of exercise prices of options outstanding at December 31, 2005 and 2004:

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2005	Exercise Price	Remaining Life

$5.50-$9.99	110,930	$6.94	8.3 years
$10.00-$16.00	810,625	$10.06	7.7 years
$17.00-$20.00	623,500	$17.66	8.8 years

Total	1,545,055

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2004	Exercise Price	Remaining Life

$6.50-$9.99	256,074	$6.50	8.7 years
$10.00-$16.00	1,010,625	$10.05	8.7 years
$17.00	453,465	$17.00	8.9 years

Total	1,720,164

      During 2005, the Company granted an aggregate of 79,756 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). Of this grant, 4,148 Restricted Shares have since been cancelled, 35,757 Restricted Shares were forfeited, 3,042 Restricted Shares vested immediately upon issuance and the remainder will vest in 20% increments over a five-year period. During 2005, an aggregate of 36,918 Class A common shares with a weighted average grant date value of

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$17.55 per share were granted, subject to certain restrictions, to the non-employee directors of the Company under the Plan (“Director Restricted Shares”). Due to an amendment to the Directors’ Compensation Plan, effective June 30, 2005, all of these Director Restricted Shares have vested. As a result of this amendment, 17,331 units were converted into 14,977 Director Restricted Shares, which vested immediately, subject to certain holding requirements, and 10,590 Director Restricted Shares granted in 2004 and prior to June 2005 vested immediately, subject to certain holding requirements.

Annual Incentive Plans
      In May 2005, shareholders approved the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (the “Awards Program”). The purpose of the Awards Program is to encourage increased efficiency and profitability and reward employees’ contributions to corporate success. All employees of the Company and its subsidiaries are eligible to participate in the Awards Program, and Program participants are selected by the Compensation Committee of the Board of Directors (the “Committee”). Incentive awards under the Awards Program are determined and paid in cash and/or restricted stock based upon objective performance-based criteria as determined by the Committee. The criteria relate to certain performance goals, such as net income, combined ratio, return on equity, and individual performance expectations as established by the Committee, except that certain specific performance targets will be approved by the Section 162(m) Committee with respect to the executives covered by Section 162(m) of the Internal Revenue Code (“Section 162(m)”). It is the Company’s intent that any compensation paid pursuant to the Awards Program comply with Section 162(m).
      In connection with the business combinations of the Company with Penn-America Group and Penn Independent Group, along with their respective subsidiaries, certain executives of Penn-America Group and Penn Independent Group entered into employment agreements which provided for the establishment of an integration bonus payable in Class A common shares of the Company in 2006 and 2007, if specified integrated company performance goals for 2005 and 2006, respectively, are achieved (the “Integration Plan”).

401(k) Plans
      The Company maintains two 401(k) defined contribution plans covering substantially all U.S. employees.
      For the U.S. Subsidiaries, exclusive of Penn Independent Corporation, Penn-America Group, Inc. and their subsidiaries, the Company matches 75% of the first 6% contributed by the employee. In addition, the Company contributes 1% of the employee’s salary regardless of whether the employee contributes to the plan. Eligible employees are vested in the Company’s contribution and relative investment income after three years of service. Total expenses related to this plan for the years ended December 31, 2005 and 2004, the period from September 6, 2003 to December 31, 2003, and the period from January 1, 2003 to September 5, 2003 were $0.7 million, $0.9 million, $0.2 million, and $0.2 million, respectively.
      For employees of Penn Independent Corporation, Penn-America Group, Inc. and their subsidiaries, the Company matches 50% of the first 6% contributed by the employee. Vesting in the Company’s contribution is immediate for eligible employees. Total expenses related to this plan for the year ended December 31, 2005 were $0.5 million.

Warrants
      On September 5, 2003, the Company issued a total of 55,000 warrants at an exercise price of $10.00 per share. Expenses associated with the issuance of these warrants were $37,400. There were no such expenses in 2005 or 2004.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Compensation Plans of the Predecessor
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

16.	Earnings Per Share
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted earnings per share.

			Successor	Predecessor
	Successor	Successor	September 6, 2003	January 1, 2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003

(Dollars in thousands, except per share data)
Net income before extraordinary gain	$64,167	$35,852	$6,097	$24,604
Less: Preferred stock dividends	—	—	(29,250)	—

Income available to common shareholders before extraordinary gain	64,167	35,852	(23,153)	24,604
Extraordinary gain	1,426	1,195	46,424	—

Net income	$65,593	$37,047	$23,271	$24,604

Basic earnings per share:
Weighted average shares for basic earnings per share	35,904,127	28,259,173	16,372,283	100

Net income available to common shareholders before extraordinary gain	$1.79	$1.27	$(1.41)	$246,040
Extraordinary gain	0.04	0.04	2.83	—

Net income	$1.83	$1.31	$1.42	$246,040

Diluted earnings per share:
Weighted average shares for diluted earnings per share	36,589,902	28,836,195	16,372,283	100

Net income available to common shareholders before extraordinary gain	$1.75	$1.24	$(1.41)	$246,040
Extraordinary gain	0.04	0.04	2.83	—

Net income	$1.79	$1.28	$1.42	$246,040

17.	Statutory Financial Information
      GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) as prescribed or permitted by the various U.S. State Insurance Departments. The principal differences between SAP and GAAP are as follows:

•	Under SAP, investments in debt securities are carried at amortized cost, while under GAAP the Company records its debt securities at estimated fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under SAP, certain assets designated as “Non-admitted Assets” (such as prepaid expenses) are charged against surplus.

•	Under SAP, net deferred income tax assets are admitted following the application of specified criteria, with the resulting admitted deferred tax amount being credited directly to surplus.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under SAP, certain premium receivables are non-admitted and are charged against surplus based upon aging criteria.

•	Under SAP, the costs and related receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related receivable settlement, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related receivable amount is based on future premium collections or policy surcharges from in-force policies.

•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

•	Under SAP, a provision for reinsurance is charged to surplus based on the authorized status of reinsurers, available collateral, and certain aging criteria, whereas under GAAP, an allowance for uncollectible reinsurance is established based on management’s best estimate of the collectibility of reinsurance receivables.
      The National Association of Insurance Commissioners (“NAIC”) issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital (“RBC”) standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.
      The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2005, the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million and $22.0 million, respectively. The Penn-America Insurance Companies limitation includes $7.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2005 ownership percentages. For 2005, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $18.0 million and $5.2 million, respectively.
      The NAIC’s RBC model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”): (a) if a company’s total adjusted capital is less than or equal to 200%, but greater than 150% of its ACLRBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position; (b) if a company’s total adjusted capital is less than or equal to 150%, but greater than 100% of its ACLRBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed; (c) if a company’s total adjusted capital is less than or equal to 100%, but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (d) if a company’s total adjusted capital is less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control. Based on the standards currently adopted, the capital and surplus of the United National Insurance Companies and the Penn-America Insurance Companies are above the prescribed Company Action Level RBC requirements of $192.8 million and $61.7 million, respectively, as of December 31, 2005.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is selected information for the Company’s and the Predecessor’s U.S. Insurance Subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

			Successor	Predecessor
	Successor	Successor	September 6, 2003	January 1, 2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003
(Dollars in thousands)
Statutory capital and surplus, as of end of period	$523,049	$373,669	$340,968	$250,864
Statutory net income	37,418	32,701	4,715	11,850

18.	Segment Information
      In connection with the Company’s merger with Penn-America Group, Inc. and acquisition of Penn Independent Corporation, the Company reevaluated its segment classifications and determined that the Company operates and manages its business through two business segments during 2005 and thereafter. The Insurance Operations segment includes the operations of the United National Insurance Companies, the Penn-America Insurance Companies and Non-U.S. Insurance Operations. The Agency Operations segment consists solely of the operations of Penn Independent Group.
      The segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies.
      Gross premiums written by product class are as follows:

			Successor	Predecessor
	Successor	Successor	September 6, 2003	January 1, 2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003
(Dollars in thousands)
Property and general liability	$538,520	$190,049	$41,742	$91,937
Professional liability	84,358	219,024	116,015	418,686

Total	$622,878	$409,073	$157,757	$510,623

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Successor	Insurance	Agency
2005:	Operations	Operations	Corporate	Eliminations	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$622,878	$—	$—	$—	$622,878

Net premiums written	$519,733	$—	$—	$—	$519,733

Net premiums earned	$475,430	$—	$—	$—	$475,430
Agency commission and fee revenues	—	40,984	—	(2,547)	38,437
Net investment income	—	—	47,118	—	47,118
Net realized investment gains	—	—	554	—	554

Total revenues	475,430	40,984	47,672	(2,547)	561,539
Losses and Expenses:
Net losses and loss adjustment expenses	288,124	—	—	—	288,124
Acquisition costs and other underwriting expenses	152,663	—	—	(1,088)	151,575
Agency commission and operating expenses	—	40,570	—	(1,235)	39,335
Corporate and other operating expenses	—	—	7,355	—	7,355
Interest expense	—	—	9,435	—	9,435

Income before income taxes	$34,643	$414	$30,882	$(224)	65,715

Income tax expense					2,659

Net income before minority interest and equity in net income of partnerships					63,056
Minority interest and equity in net income of partnerships					1,111

Net income before extraordinary gain					64,167
Extraordinary gain					1,426

Net income					$65,593

Total assets	$3,046,867	$59,746	$—	$—	$3,106,613

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Successor	Insurance	Agency
2004:	Operations	Operations	Corporate	Eliminations	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$409,073	$—	$—	$—	$409,073

Net premiums written	$280,208	$—	$—	$—	$280,208

Net premiums earned	$230,140	$—	$—	$—	$230,140
Net investment income	—	—	20,165	—	20,165
Net realized investment gains	—	—	2,677	—	2,677

Total revenues	230,140	—	22,842	—	252,982
Losses and Expenses:
Net losses and loss adjustment expenses	133,838	—	—	—	133,838
Acquisition costs and other underwriting expenses	74,728	—	—	—	74,728
Corporate and other operating expenses	—	—	6,574	—	6,574
Interest expense	—	—	5,523	—	5,523

Income before income taxes	$21,574	$—	$10,745	$—	32,319

Income tax benefit					(1,995)

Net income before equity in net income of partnerships					34,314
Equity in net income of partnerships					1,538

Net income before extraordinary gain					35,852
Extraordinary gain					1,195

Net income					$37,047

Total assets	$2,625,937	$—	$—	$—	$2,625,937

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Successor	Insurance	Agency
September 6, 2003 through December 31, 2003:	Operations	Operations	Corporate	Eliminations	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$157,757	$—	$—	$—	$157,757

Net premiums written	$61,265	$—	$—	$—	$61,265

Net premiums earned	$51,912	$—	$—	$—	$51,912
Net investment income	—	—	6,106	—	6,106
Net realized investment gains	—	—	169	—	169

Total revenues	51,912	—	6,275	—	58,187
Losses and Expenses:
Net losses and loss adjustment expenses	38,506	—	—	—	38,506
Acquisition costs and other underwriting expenses	13,368	—	—	—	13,368
Corporate and other operating expenses	—	—	839	—	839
Interest expense	—	—	1,604	—	1,604

Income before income taxes	$38	$—	$3,832	$—	3,870

Income benefit expense					(1,469)

Net income before equity in net income of partnerships					5,339
Equity in net income of partnerships					758

Net income before extraordinary gain					6,097
Extraordinary gain					46,424

Net income					$52,521

Total assets	$2,848,761	$—	$—	$—	$2,848,761

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor	Insurance	Agency
January 1, 2003 through September 5, 2003:	Operations	Operations	Corporate	Eliminations	Total

(Dollars in thousands)
Revenues:
Gross premiums written	$510,623	$—	$—	$—	$510,623

Net premiums written	$139,116	$—	$—	$—	$139,116

Net premiums earned	$128,254	$—	$—	$—	$128,254
Net investment income	—	—	13,289	—	13,289
Net realized investment gains	—	—	5,589	—	5,589

Total revenues	128,254	—	18,878	—	147,132
Losses and Expenses:
Net losses and loss adjustment expenses	85,178	—	—	—	85,178
Acquisition costs and other underwriting expenses	30,039	—	—	—	30,039
Provision for doubtful reinsurance receivables	1,750	—	—	—	1,750
Other operating expenses	—	—	485	—	485
Interest expense	—	—	46	—	46

Income before income taxes	$11,287	$—	$18,347	$—	29,634

Income tax expense					6,864

Net income before equity in net income of partnerships					22,770
Equity in net income of partnerships					1,834

Net income					$24,604

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplemental Cash Flow Information

Taxes and Interest Paid

			Successor	Predecessor
	Successor	Successor	September 6, 2003	January 1, 2003
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	September 5,
	2005	2004	2003	2003
(Dollars in thousands)
Net federal income taxes paid (refunded)	$5,980	$(4,635)	$3,730	$(24,346)
Interest paid	7,642	1,653	133	—

Non-Cash Activities
      In connection with the Acquisition, the Company issued 2.5 million Class A common shares and 3.5 million Series A preferred shares to the Ball Family Trusts. Additionally, Wind River Investment Corporation issued $72.8 million of senior notes payable to the Ball Family Trusts, which have since been paid off. In September 2003, 2,500,000 Series A preferred shares were exchanged for 2,687,500 Class B common shares, including 187,500 Class B common shares, for payment of preferred stock dividends of $1.9 million. In December 2003, 1,610,295 Class A common shares were issued for payment of preferred stock dividends of $27.4 million in connection with the redemption of 15,000,000 Series A preferred shares.
      The Company purchased 100% of the common shares of Penn Independent Corporation and 100% of the common shares of Penn-America Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired (including goodwill)	$710,713
Cash portion of purchase price	(126,218)
Non-cash portion of purchase price	(142,381)

Liabilities assumed (including minority interest)	$442,114

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Summary of Quarterly Financial Information (Unaudited)
      An unaudited summary of the Company’s 2005 and 2004 quarterly performance is as follows:

	Successor Year Ended December 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands, except per share data)
Net premiums earned	$102,112	$119,802	$121,987	$131,529
Agency commission and fee revenues	6,252	10,115	12,432	9,638
Net investment income	11,868	11,114	11,041	13,095
Net realized investment gains (losses)	(616)	394	572	204
Net losses and loss adjustment expenses	63,597	71,221	80,693	72,613
Acquisition costs and other underwriting expenses	31,115	37,033	39,359	44,068
Agency commission and operating expenses	6,919	10,174	11,082	11,160
Income before income taxes	14,103	18,310	11,491	21,811
Net income before extraordinary gain	14,165	18,456	10,247	21,299
Extraordinary gain	1,426	—	—	—
Net income	15,591	18,456	10,247	21,299
Per share data — Diluted:
Net income before extraordinary gain	$0.41	$0.50	$0.27	$0.57
Extraordinary gain	0.04	—	—	—
Net income	0.45	0.50	0.27	0.57

	Successor Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands, except per share data)
Net premiums earned	$45,422	$59,396	$60,933	$64,389
Net investment income	4,210	4,417	5,010	6,528
Net realized investment gains (losses)	(70)	463	(1,080)	3,364
Net losses and loss adjustment expenses	29,270	34,509	34,616	35,443
Acquisition costs and other underwriting expenses	12,393	20,482	23,783	23,135
Income before income taxes	6,183	7,599	4,772	13,765
Net income before extraordinary gain	7,418	8,107	6,506	13,821
Extraordinary gain	—	—	1,195	—
Net income	7,418	8,107	7,701	13,821
Per share data — Diluted:
Net income before extraordinary gain	$0.26	$0.28	$0.23	$0.48
Extraordinary gain	—	—	0.04	—
Net income	0.26	0.28	0.27	0.48

21.	Subsequent Events (Unaudited)
      On January 23, 2006, the Company announced that the Board of Directors had selected Joseph F. Morris as President. The Company also announced that it will consolidate its U.S. Insurance Operations under a single United America Insurance Group management structure, to be led by William F. Schmidt, as its

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
President and Chief Executive Officer. It is expected that this consolidation will be completed by year-end 2006.
      Robert A. Lear resigned from Penn Independent Corporation on January 31, 2006. Robert Cohen has been appointed President and Chief Executive Officer of Penn Independent Corporation.
      Messrs. Morris, Schmidt, and Cohen will continue to report directly to the Board of Directors through its Chairman.
      In the fourth quarter of 2005, the Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines primary insurance policies in order to focus on third party reinsurance products. As part of this strategy, on February 15, 2006, the Board of Directors approved a plan, subject to regulatory approval, to consolidate the Non-U.S. Insurance Operations into a single Bermuda based company, which will operate under the name Wind River Reinsurance Company, Ltd. It is expected that Wind River Reinsurance Company, Ltd. will begin offering third party reinsurance products by year-end 2006.
      On February 15, 2006, the Compensation Committee of the Company modified certain aspects of the Integration Plan (the “Plan”).
      First, the Compensation Committee revised the definition of the “Merger Price” from $15.375 per share to $17.89 per share. This change corrected a typographical error contained within the Plan.
      Second, the Compensation Committee approved an award of an Annual Integration Bonus relating to the 2006 fiscal year to the Plan Participants who were employed by Penn-America Group, Inc. as of February 15, 2006 (the “Current Plan Participants”). Such awards would have otherwise been determined and paid in full following the 2006 fiscal year. The decision by the Compensation Committee to modify the determination and award of the 2006 Annual Integration Bonus was based on: (i) the Compensation Committee’s recognition of the earlier-than-anticipated consolidation of the Company’s U.S. insurance operations, (ii) the Compensation Committee’s determination that the Penn-America Group, Inc. performance targets contained in the Integration Plan for the 2006 Bonus Determination Year were no longer appropriate performance targets on which to base plan awards given the earlier — than-anticipated consolidation, and the fact that the 2006 targets were exceeded in 2005, and (iii) the Compensation Committee’s desire to achieve parity among the Current Plan Participants and other executives of the Company entitled to receive awards of stock based on time versus performance-based vesting. Therefore, the Compensation Committee eliminated the performance criteria relating to the 2006 Bonus Determination Year, and instead granted restricted stock to the Current Plan Participants, which will vest at the rate 20% on each of February 15, 2007 and February 15, 2008 and 60% on February 15, 2009, subject to certain employment-related requirements. Although the Current Plan Participants were granted restricted stock earlier than they otherwise would have, the restricted stock vests over time as set forth above. Under the original terms of the Integration Plan, the granted stock would have vested immediately.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Financial Officer, who is acting in his capacity as such, and our President, the President and Chief Executive Officer of the United America Insurance Group, and the President and Chief Executive Officer of Penn Independent Corporation, who are currently fulfilling the duties and responsibilities of our principal executive officer in the aggregate, have concluded that as of December 31, 2005, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this report on Form 10-K.
Changes in Internal Control over Financial Reporting
      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
Joseph F. Morris Employment Agreement
      On March 15, 2006, Mr. Joseph F. Morris entered into an employment agreement with United America Indemnity Group, Inc. (“UAIGI”), an indirect, wholly owned subsidiary United America Indemnity, Ltd. (“United America Indemnity”), effective as of February 15, 2006 (the “Effective Date”) pursuant to which Mr. Morris agreed to serve as President of UAIGI and President of United America Indemnity. In connection with entering into this agreement, Mr. Morris agreed to resign from his previous post as Chief Executive Officer of Penn-America Group, Inc. and its insurance subsidiaries. The agreement between Mr. Morris and UAIGI provides for an initial employment term of three years from the Effective Date, with an additional three year extension term, and one-year renewal terms thereafter, unless either party gives 90 days’ prior written notice of non-renewal to the other. Mr. Morris will receive a base salary of $400,000 subject to adjustment (“base salary”) and will be eligible for an annual cash bonus of 62.5% of his base salary at achievement by United America Indemnity and its consolidated subsidiaries of certain operating income targets, with a maximum bonus opportunity of 87.5% of his base salary.
      Mr. Morris will also be eligible for two different equity compensation opportunities. One of the opportunities will be based on annual achievement of certain operating income targets for United America Indemnity and its consolidated subsidiaries and the other will be based on the United America Indemnity’s return on equity. With respect to each accident year that Mr. Morris is employed pursuant to the agreement,

Mr. Morris shall be eligible, in the fourth year following such accident year and subject to his continued employment as of such grant date, to a grant of Class A common shares of United America Indemnity with a value ranging from 30% of his base salary (if operating income is at least 85% of target) up to 50% of base salary (if operating income is at or greater than target). With respect to the equity compensation based on United America Indemnity’s return on equity (the “ROE Bonus Component”), Mr. Morris shall be granted shares worth 17.5%, 50% or 100% of his base salary depending on United America Indemnity’s achievement of return on equity targets of 10%, 12% or 15%, respectively. Such grants shall vest three equal installments. In addition to the above mentioned equity compensation opportunities, Mr. Morris is also eligible for an integration bonus on the basis of 2005 performance (the “Integration Bonus”). Such integration bonus shall be equal to the number of shares equal to the quotient of $780,000 and $17.89 and shall be granted as of April 1, 2006. Half of such annual integration bonus shall vest immediately upon grant while the remaining half will vest on April 1 of each 2007, 2008 and 2009 in installments of 20%, 20% and 60%, respectively. In the event that a “change in control” (as such term is defined in the agreement) occurs on or prior to December 31, 2010, Mr. Morris shall be eligible for an additional integration award of United America Indemnity shares based on the compounded annual growth in book value per share of United America Indemnity. Such integration bonus shall range from 25,000 to 75,000 shares depending upon the growth in book value of United America Indemnity from January 1, 2006 to the date on which the change in control occurs, subject to a possible increase in the number of shares based on the per share value paid to shareholders in connection with the change in control as a function of the book value of the shares acquired by the acquirer in connection with the change in control.
      The agreement also imposes non-compete, non-solicitation, no-hire and confidentiality obligations on Mr. Morris for a period of 18 months following the termination of his employment for any reason.
      Under the agreement, UAIGI may terminate Mr. Morris upon his “disability” (as such terms are defined in the agreement) or upon his death, in which case no severance benefits will be payable. Mr. Morris may terminate his employment with or without “good reason” (as such term is defined in the agreement) following thirty days’ written notice to UAIGI. If Mr. Morris terminates his employment for good reason, the agreement and all obligations of UAIGI shall terminate effective upon Mr. Morris’s provision of notice of termination, and Mr. Morris shall receive all salary payments, benefits and severance pay that would have been payable to him as if Mr. Morris were terminated by UAIGI without cause. If (i) UAIGI terminates Mr. Morris without cause, or (ii) in connection with the expiration of the relevant term of employment, UAIGI gives notice of non-renewal of the agreement or (iii) Mr. Morris terminates his employment for good reason, Mr. Morris shall be paid “severance benefits” (as such term is defined in the agreement), subject to his execution of a general release, equal to 1.5 times the then current annual salary paid in 18 monthly installments, a pro rata portion of the cash bonus and ROE Bonus Component to the extent performance goals are met, continued vesting of any awarded but unvested restricted stock and non-qualified options until fully vested, the continued vesting of the Integration Bonus, and the maintenance of medical, dental and life insurance coverage for a period of 18 months.
      If Mr. Morris is terminated for “cause” (as such term is defined in the agreement), Mr. Morris shall be entitled, subject to his execution of a general release, to certain limited severance benefits, consisting of 18 months of his then current annual salary and medical and dental benefits.
      The payment of severance benefits and limited severance benefits is subject to any delay imposed by applicable law (such as the six month delay in payment applicable to key employees under Section 409A of the Internal Revenue Code).
      The foregoing is a summary of the terms of Mr. Morris’ employment agreement. Such summary does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached hereto as Exhibit 10.28 and is incorporated herein by reference.
Robert Cohen Employment Agreement
      On March 15, 2005, Mr. Robert Cohen entered into an employment agreement with Penn Independent Corporation (“PIC”), an indirect, wholly owned subsidiary of United America Indemnity, Ltd. (“United

America Indemnity”), effective as of February 15, 2006 pursuant to which Mr. Cohen agreed to serve as President and Chief Executive Officer of PIC. Such agreement provides for an initial employment term through December 31, 2008 with an additional one-year renewal term unless either party gives 90 days’ prior written notice of non-renewal to the other. If PIC elects not to renew the agreement at the end of the initial term (“Non-Renewal Date”), and Mr. Cohen has otherwise performed satisfactorily, he will receive, conditioned upon execution of a general release and compliance with post-termination obligations, monthly payments of base salary until the earlier of six months from the expiration of the initial term or Mr. Cohen’s commencement of full-time employment with another employer. Mr. Cohen is entitled to an annual direct salary of not less than $320,000 (“base salary”) beginning as of January 1, 2006, subject to annual adjustments thereafter by the PIC Board of Directors (“PIC Board”).
      Mr. Cohen shall be entitled to annual incentive awards under one or more programs offered to other senior executives of PIC, as adopted by the PIC Board from time to time, based on PIC’s achievement of certain income targets such that 50% of Mr. Cohen’s base salary shall be payable upon achievement of applicable targets. Mr. Cohen shall receive an award of no less than $80,000 for 2006, subject to his being employed by PIC or one of its affiliates on the bonus payment date.
      Mr. Cohen may be eligible to receive equity awards in United America Indemnity with respect to class A common shares in United America Indemnity as determined by the PIC Board and/or United America Indemnity Board in their sole discretion. Mr. Cohen shall be granted shares worth 14%, 40%, or 80% of his base salary depending on United America Indemnity’s achievement of return on equity targets of 10%, 12%, or 15%, respectively, beginning in 2006. Such grants shall vest in three equal installments subject to Mr. Cohen’s remaining employed by PIC. Mr. Cohen shall also be eligible for an integration award of shares based on the compounded annual growth in the book value per share of United America Indemnity in the event that a “change in control” (as such term is defined in the agreement) occurs on or prior to December 31, 2010. Such integration bonus shall range from 17,500 to 52,500 shares depending upon the growth in book value of United America Indemnity from January 1, 2006 to the date on which the change in control occurs, subject to a possible increase in the number of shares based on the per share value paid to shareholders in connection with the change in control as a function of the book value of the shares acquired by the acquirer in connection with the change in control.
      The agreement also imposes non-compete, non-solicitation, no-hire and confidentiality obligations on Mr. Cohen for a period of 18 months following the termination of his employment for any reason.
      Pursuant to the agreement, PIC may terminate Mr. Cohen for “cause” (as such term is defined it the agreement), upon his “disability” (as such term is defined in the agreement) or upon his death. If terminated for cause or upon his death, Mr. Cohen shall receive no severance benefits. If terminated as a result of disability, Mr. Cohen shall receive, subject to his execution of a general release and his compliance with certain post-termination non-competition obligations, an amount equal to 6 monthly payments of his then current base salary (offset by any other disability payments for which Mr. Cohen may otherwise be entitled). If PIC terminates Mr. Cohen without cause or Mr. Cohen resigns as a result of PIC’s relocation of its principal executive offices, Mr. Cohen shall be paid severance benefits, subject to his execution of a general release and his compliance with certain post-termination non-competition obligations, of an amount equal to 18 monthly installments of his then current base salary.
      The payment of severance benefits is subject to any delay imposed by applicable law (such as the six month delay in payment applicable to key employees under Section 409A of the Internal Revenue Code).
      The foregoing is a summary of the terms of Mr. Cohen’s employment agreement. Such summary does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached hereto as Exhibit 10.29 and is incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information concerning our director and executive officers required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (A) The following documents are filed as part of this report:

(1)	The Financial Statements listed in the accompanying index on page 61 are filed as part of this report.

(2)	The Financial Statement Schedules listed in the accompanying index on page 61 are filed as part of this report.

(3)	The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

2.1	Amended and Restated Investment Agreement, dated as of September 5, 2003, by and among U.N. Holdings (Cayman), Ltd., United National Group, Ltd., United America Indemnity Group, Inc., U.N. Holdings LLC, U.N. Holdings Inc., Wind River Investment Corporation and certain Trusts Listed on Schedule A thereof (incorporated herein by reference to Exhibit 2.1 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

2.2	Agreement and Plan of Merger, dated as of October 14, 2004, by and among Penn-America Group, Inc., United National Group, Ltd., United America Indemnity Group, Inc. and Cheltenham Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 15, 2004).

2.3	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Penn Independent Corporation, the Shareholders named therein and the Shareholders’ representative (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated October 15, 2004).

Exhibit No.		Description

2.4		Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company and Irvin Saltzman (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K dated October 15, 2004).

2.5		Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Jon S. Saltzman and Joanne Lynch Saltzman (incorporated herein by reference to Exhibit 2.4 of our Current Report on Form 8-K dated October 15, 2004).

3.1		Amended and Restated Memorandum and Articles of Association of United America Indemnity, Ltd. (incorporated herein by reference to Exhibit 4.1 of our Registration Statements on Form S-8 (Registration No. 333-122569) filed on February 4, 2005).

4.1		Note and Guarantee Agreement dated July 20, 2005, among United America Indemnity Group, Inc., United America Indemnity, Ltd. and the Investors named therein (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).

4.2		Form of 6.22% Guaranteed Senior Note due 2015 (included in Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).

4.3		Form of Specimen Certificate for Registrant’s Class A Common Shares (incorporated herein by reference to Exhibit 4.3 of Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 15, 2003).

10.1		Amended and Restated Shareholders Agreement dated December 15, 2003, by and among United National Group, Ltd., U.N. Holdings (Cayman) Ltd. and those trusts signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10	.2*	Management Shareholders Agreement, dated as of September 5, 2003, by and among United National Group, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

10	.3*	Amendment to Management Shareholders’ Agreement, dated as of January 1, 2006, by and among United America Indemnity, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 12, 2006).

10	.4*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P., with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

10	.5*	United National Group, Ltd. Stock Incentive Plan and Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.4 of Amendment No 2. to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).

10	.6*	Amendment No. 2 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 9, 2005).

10	.7*	Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 9, 2005).

10	.8*	Part I of Integration Bonus Plan (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on May 9, 2005).

10	.9*	Second Amended and Restated Employment Agreement, dated as of May 4, 2004, by and between Wind River Insurance Company (Bermuda), Ltd. and Seth D. Freudberg (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 11, 2005).

10	.10*	Separation Agreement, dated as of October 6, 2005, by and among Wind River Insurance Company, Ltd. and Seth D. Freudberg (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 18, 2005).

Exhibit No.		Description

10	.11*	Amended and Restated Executive Employment Agreement, dated January 1, 2005, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 12, 2005).

10	.12*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 12, 2006).

10	.13*	Amended and Restated Executive Agreement, dated January 1, 2005, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 12, 2005).

10	.14*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 12, 2006).

10	.15*	Chief Executive Officer Agreement, dated March 11, 2005, by and between the Company and Edward J. Noonan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 17, 2005).

10	.16*	Amended and Restated Employment Agreement, dated as of May 4, 2004, by and between United National Insurance Company and William F. Schmidt (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 11, 2005).

10	.17*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and William F. Schmidt (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 12, 2006).

10	.18*	Letter Agreement, dated November 8, 2003, by and between David R. Bradley and United America Indemnity (incorporated herein by reference to Exhibit 10.11 of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).

10	.19*	Separation Agreement, dated March 2, 2005, by and between David R. Bradley and United America Indemnity (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 10, 2005).

10	.20*	Executive Employment Agreement, dated as of October 14, 2004, by and among United America Indemnity, Ltd., Penn-America Group, Inc. and Jon S. Saltzman (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10	.21*	Amendment to Executive Employment Agreement, dated as of October 14, 2004, by and among United America Indemnity, Ltd., Penn-America Group, Inc., and Jon S. Saltzman (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10	.22*	Letter Agreement, dated as of October 14, 2004, by and between Penn-America Group, Inc. and Jon S. Saltzman (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10	.23*	Letter Agreement, dated as of January 20, 2005, by and between United America Indemnity, Ltd. and Jon S. Saltzman (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10	.24*	Separation Agreement dated April 29, 2005, by and between the Company, Penn-America Group, Inc. and Jon S. Saltzman (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 3, 2005).

10	.25*	Executive Employment Agreement, dated as of October 18, 2004, by and between Penn Independent Corporation and Robert A. Lear (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10	.26*	Amendment to Executive Employment Agreement, dated as of October 18, 2004, by and between Penn Independent Corporation and Robert A. Lear (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit No.		Description

10	.27*	Letter Agreement dated November 16, 2005, by and between United America Indemnity, Ltd., Penn Independent Corporation and Robert A. Lear (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 21, 2005).

10	.28+*	Executive Employment Agreement, dated as of February 15, 2006, between United America Indemnity Group, Inc. and Joseph Morris

10	.29+*	Amended and Restated Executive Employment Agreement, dated as of February 15, 2006, between Penn Independent Corporation and Robert Cohen.

21	.1+	List of Subsidiaries.

23	.1+	Consent of PricewaterhouseCoopers LLP.

31	.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.3+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.4+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.3+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.4+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United America Indemnity, Ltd.

By:	/s/ Kevin L. Tate

Name: Kevin L. Tate
Title: Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2006.

Signature	Title

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Troy W. Thacker Troy W. Thacker	Vice Chairman and Director

/s/ Joseph F. Morris Joseph F. Morris	President

/s/ William F. Schmidt William F. Schmidt	President and Chief Executive Officer of United America Insurance Group

/s/ Robert Cohen Robert Cohen	President and Chief Executive Officer of Penn Independent Corporation

/s/ Kevin L. Tate Kevin L. Tate	Principal Financial and Accounting Officer

/s/ Russell C. Ball, III Russell C. Ball, III	Director

/s/ Stephen A. Cozen Stephen A. Cozen	Director

/s/ Richard L. Duszak Richard L. Duszak	Director

/s/ John J. Hendrickson John J. Hendrickson	Director

/s/ Robert A. Lear Robert A. Lear	Director

Signature	Title

/s/ Edward J. Noonan Edward J. Noonan	Director

/s/ W. Dexter Paine, III W. Dexter Paine, III	Director

/s/ Dr. M. Moshe Porat Dr. M. Moshe Porat	Director

/s/ Kenneth J. Singleton Kenneth J. Singleton	Director

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES

	Successor

			Amount
			Included in the
	Cost*	Value	Balance Sheet

(In thousands)
Type of Investment:
Bonds:
United States Government and government agencies and authorities	$92,763	$92,333	$92,333
States, municipalities, and political subdivisions	674,318	673,081	673,081
Public Utilities	39,523	38,631	38,631
All other corporate bonds	284,911	281,579	281,579

Total bonds	1,091,515	1,085,624	1,085,624

Equity securities:
Common stocks:
Public Utilities	1,758	1,731	1,731
Banks, trusts and insurance companies	12,766	13,270	13,270
Industrial and miscellaneous	42,466	44,601	44,601
Non-redeemable preferred stock	6,933	6,400	6,400

Total equity securities	63,923	66,002	66,002

Other long-term investments	25,939	52,427	52,427

Total investments	$1,181,377	$1,204,053	$1,204,053

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Only)
Balance Sheets

	Successor

	As of	As of
	December 31, 2005	December 31, 2004

(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$512	$773
Equity in unconsolidated subsidiaries(1)	639,788	433,113
Other assets	1,901	2,211

Total assets	$642,201	$436,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Due to affiliates	$1,925	$3,211
Other liabilities	349	333

Total liabilities	2,274	3,544

Commitments and contingencies
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 23,868,402 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	4	3
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	504,541	356,725
Accumulated other comprehensive income	9,471	15,507
Retained earnings	125,911	60,318

Total shareholders’ equity	639,927	432,553

Total liabilities and shareholders’ equity	$642,201	$436,097

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
(Parent Only)
Statement of Operations and Comprehensive Income

	Successor

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

(Dollars in thousands)
Revenues:
Total revenues	$3	$57
Expenses:
Other expenses	5,695	4,961

Loss before equity in earnings of unconsolidated subsidiaries	(5,692)	(4,904)
Equity in earnings of unconsolidated subsidiaries(1)	71,285	41,951

Net income	65,593	37,047

Other comprehensive (loss) income, net of tax:
Equity in other comprehensive (loss) income of unconsolidated subsidiaries	(6,036)	5,476

Other comprehensive (loss) income, net of tax	(6,036)	5,476

Comprehensive income, net of tax	$59,557	$42,523

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
(Parent Only)
Statement of Cash Flows

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

(Dollars in thousands)
Cash flows from operating activities:
Net income	$65,593	$37,047
Adjustments to reconcile net income to net cash used for operating activities:
Equity in earnings of unconsolidated subsidiaries	(71,285)	(41,951)
Adjustment to equity in earnings of unconsolidated subsidiaries — restricted stock and stock options	6,242	1,795
Restricted stock and stock options	664	131
Change in:
Due to affiliates	(1,286)	1,177
Other liabilities	16	(1,861)
Other — net	310	(1,008)

Net cash used for operating activities	254	(4,670)

Cash flows from investing activities:
Capital contributions to subsidiaries(1)	(515)	(22,711)

Net cash used by investing activities	(515)	(22,711)

Cash flows from financing activities:
Net proceeds from IPO of common shares	—	7,312

Net cash from financing activities	—	7,312

Net (decrease) increase in cash and equivalents	(261)	(20,069)
Cash and cash equivalents at beginning of period	773	20,842

Cash and cash equivalents at end of period	$512	$773

Non-cash transactions:

In connection with the merger with Penn-America Group, Inc., the Company issued 7.9 million Class A common shares valued at $141.9 million and issued options to purchase 0.2 million shares with a fair value of $1.6 million during 2005.

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Policy Benefits,
		Losses,		Other Policy
	Deferred Policy	Claims and	Unearned	and
Segment	Acquisition Costs	Loss Expenses	Premiums	Benefits Payable

(Dollars in thousands)
Successor
At December 31, 2005:
Insurance Operations	$—	$1,914,224	$272,552	$—
Agency Operations	—	—	—	—
Corporate	59,339	—	—	—

Total	$59,339	$1,914,224	$272,552	$—

Successor
At December 31, 2004:
Insurance Operations	$—	$1,876,510	$152,166	$—
Agency Operations	—	—	—	—
Corporate	29,735	—	—	—

Total	$29,735	$1,876,510	$152,166	$—

Successor
At December 31, 2003:
Insurance Operations	$—	$2,059,760	$177,408	$—
Agency Operations	—	—	—	—
Corporate	8,581	—	—	—

Total	$8,581	$2,059,760	$177,408	$—

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION — (Continued)

			Benefits,		Corporate
		Net	Claims, Losses	Amortization of	and Other
	Premium	Investment	and Settlement	Deferred Policy	Operating	Premiums
Segment	Revenue	Income	Expenses	Acquisition Costs	Expenses	Written

Successor
For the year ended December 31, 2005:
Insurance Operations	$475,430	$—	$288,124	$(29,605)	$—	$519,733
Agency Operations	—	—	—	—	—	—
Corporate	—	47,118	—	—	7,355	—

Total	$475,430	$47,118	$288,124	$(29,605)	$7,355	$519,733

Successor
For the year ended December 31, 2004:
Insurance Operations	$230,140	$—	$133,838	$(21,154)	$—	$280,208
Agency Operations	—	—	—	—	—	—
Corporate	—	20,165	—	—	6,574	—

Total	$230,140	$20,165	$133,838	$(21,154)	$6,574	$280,208

Successor
For the period September 6, 2003 to December 31, 2003:
Insurance Operations	$51,912	$—	$38,506	$(8,581)	$—	$61,265
Agency Operations	—	—	—	—	—	—
Corporate	—	6,106	—	—	839	—

Total	$51,912	$6,106	$38,506	$(8,581)	$839	$61,265

Predecessor
For the period January 1, 2003 to September 5, 2003:
Insurance Operations	$128,254	$—	$85,178	$(3,519)	$—	$139,116
Agency Operations	—	—	—	—	—	—
Corporate	—	13,289	—	—	485	—

Total	$128,254	$13,289	$85,178	$(3,519)	$485	$139,116

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION — (Continued)
UNITED AMERICA INDEMNITY, LTD.
SCHEDULE IV — REINSURANCE EARNED PREMIUMS

			Assumed		Percentage of
	Gross	Ceded to Other	from Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net

(Dollars in thousands)
Successor
For the year ended December 31, 2005:
Property & Liability Insurance	$580,068	$111,339	$6,701	$475,430	1.4%
Successor
For the year ended December 31, 2004:
Property & Liability Insurance	$434,312	$204,172	—	$230,140	0.0%
Successor
For the period from September 6, 2003 to December 31, 2003:
Property & Liability Insurance	$147,714	$95,803	$1	$51,912	0.0%
Predecessor
For the period from January 1, 2003 to September 5, 2003:
Property & Liability Insurance	$510,450	$382,277	$81	$128,254	0.1%

UNITED AMERICAN INDEMNITY, LTD.
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	to Costs	to Other	Other	End of
Description	of Period	and Expenses	Accounts	Deductions	Period

(Dollars in thousands)
Successor
For the year ended December 31, 2005:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$70	$23	$528	$—	$621
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance recoverables	—	—	—	—	—
Successor
For the year ended December 31, 2004:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$—	$—	$70	$—	$70
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance recoverables	—	—	—	—	—
Successor
For the period from September 6, 2003 to December 31, 2003:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$—	$—	$—	$—	$—
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance recoverables	—	—	—	—	—
Predecessor For the period from January 1, 2003 to September 5, 2003:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,500	$—	$—	$(2,500)	$—
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance recoverables	46,685	1,387	1,081	(49,153)	—

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

	Deferred	Reserves for Unpaid
	Policy	Claims and Claim
	Acquisition	Adjustment	Discount if	Unearned
	Costs	Expenses	Any Deducted	Premiums

(Dollars in thousands)
Consolidated Property & Casualty Entities:
Successor
As of December 31, 2005	$59,339	$1,914,224	$—	$272,552
Successor
As of December 31, 2004	$29,735	$1,876,510	$—	$152,166
Successor
As of December 31, 2003	8,581	2,059,760	—	177,408

			Claims and Claim
			Adjustment Expense		Amortization of	Paid Claims
		Net	Incurred Related to		Deferred Policy	and Claim
	Earned	Investment			Acquisition	Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Costs	Expenses	Written

Consolidated Property & Casualty Entities:
Successor
For the year ended December 31, 2005	$475,430	$47,118	$282,284	$5,840	$(29,605)	$184,731	$519,733
Successor
For the year ended December 31, 2004	$230,140	$20,165	$134,648	$(810)	$(21,154)	$103,247	$280,208
Successor
For the period from September 6, 2003 to December 31, 2003	51,912	6,106	37,861	645	(8,581)	6,832	61,265
Predecessor
For the period from January 1, 2003 to September 5, 2003	128,254	13,289	85,178	—	(3,519)	63,149	139,116
Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.