Form 10-Q
period 2006-03-31
UNITED AMERICA INDEMNITY, LTD
filed 2006-05-10
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐;	Accelerated filer ☑;	non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2006, the registrant had outstanding 24,170,433 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;

2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc. (corporate name changed from U.N. Holdings II, Inc. on September 15, 2005), U.N. Holdings Inc., Wind River Investment Corporation, American Insurance Service, Inc., Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations;

3)	“UAI Group” refers to our U.S. Insurance Operations;

4)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc.’s subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;

5)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;

6)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;

7)	“Penn-America” refers to Penn-America Group, Inc. and it’s subsidiaries;

8)	the “Insurance Operations” refers to the U.S. Insurance Operations and the Non-U.S. Insurance Operations;

9)	the “Agency Operations” refers to Penn Independent Corporation, PIC Holdings, Inc., Penn Independent Financial Services, Inc., Penn Oceanic Insurance Co., Ltd. (Barbados), Residential Underwriting Agency, Inc., Stratus Insurance Services, Inc. (sold effective December 31, 2005), Stratus Web Builder, Inc. (sold effective December 31, 2005), Apex Insurance Agency, Inc., Apex Insurance Services of Illinois, Inc., Summit Risk Services, Inc., Delaware Valley Underwriting Agency, Inc. (“DVUA”), DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., and DVUA Virginia, Inc.;

10)	“Penn Independent” refers to Penn Independent Corporation and its subsidiaries;

11)	our “Non-U.S. Insurance Operations” refers to the insurance and reinsurance and related operations of Wind River Barbados and Wind River Bermuda;

12)	our “Non-U.S. Subsidiaries” refers to our Non-U.S. Insurance Operations, U.A.I. (Gibraltar) Limited, U.A.I. (Gibraltar) II Limited, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.;

13)	“Wind River Barbados” refers to Wind River Insurance Company (Barbados) Ltd.;

14)	“Wind River Bermuda” refers to Wind River Insurance Company, Ltd.;

15)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., and Wind River (Luxembourg) S.ar.l.;

16)	“AIS” refers to America Insurance Service, Inc.;

17)	“United National” refers to the United National Insurance Companies, and Emerald Insurance Company;

18)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

19)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

20)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,222,724 and $1,092,137)	$1,202,215	$1,085,624
Preferred shares:
Available for sale securities, at fair value (cost: $4,855 and $6,563)	4,593	6,400
Common shares:
Available for sale securities, at fair value (cost: $56,691 and $56,654)	62,718	59,602
Other invested assets (cost: $25,215 and $25,442)	57,369	52,427

Total investments	1,326,895	1,204,053

Cash and cash equivalents	145,481	220,122
Accounts receivable	20,339	24,235
Agents’ balances, net	77,075	78,669
Reinsurance receivables, net	1,212,449	1,278,156
Accrued investment income	13,071	12,260
Federal income taxes receivable	—	415
Deferred federal income taxes, net	21,153	21,646
Deferred acquisition costs, net	58,087	59,339
Goodwill	101,854	101,854
Intangible assets, net	30,429	30,852
Prepaid reinsurance premiums	40,350	41,688
Other assets	20,979	33,324

Total assets	$3,068,162	$3,106,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,862,292	$1,914,224
Unearned premiums	271,121	272,552
Federal income taxes payable	150	—
Amounts held for the account of others	19,476	22,781
Ceded balances payable	19,830	22,895
Insurance premium payable	23,113	25,252
Payable for securities	15,684	—
Contingent commissions	6,861	11,061
Senior notes payable	90,000	90,000
Junior subordinated debentures	61,857	61,857
Notes and loans payable	6,003	6,455
Other liabilities	36,925	39,547

Total liabilities	2,413,312	2,466,624

Commitments and contingencies (Note 8)	—	—

Minority interest	66	62

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,154,430 and 23,868,402 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	507,806	504,541
Accumulated other comprehensive income	3,285	9,471
Retained earnings	143,689	125,911

Total shareholders’ equity	654,784	639,927

Total liabilities and shareholders’ equity	$3,068,162	$3,106,613

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005
Revenues:

Gross premiums written	$159,558	$135,460

Net premiums written	$135,337	$109,521

Net premiums earned	$135,430	$102,112
Agency commission and fee revenues	9,547	6,252
Net investment income	13,679	11,868
Net realized investment gains (losses)	43	(616)

Total revenues	158,699	119,616

Losses and Expenses:
Net losses and loss adjustment expenses	78,964	63,597
Acquisition costs and other underwriting expenses	45,564	29,539
Agency commission and operating expenses	9,234	6,919
Corporate and other operating expenses	3,682	3,542
Interest expense	2,720	1,916

Income before income taxes	18,535	14,103
Income tax expense	1,285	81

Net income before minority interest and equity in net income of partnerships	17,250	14,022
Minority interest, net of taxes	(4)	32
Equity in net income of partnerships	532	111

Net income before extraordinary gain	17,778	14,165
Extraordinary gain	—	1,426

Net income	$17,778	$15,591

Per share data:

Net income before extraordinary gain:
Basic	$0.49	$0.42

Diluted	$0.48	$0.41

Extraordinary gain:
Basic	$—	$0.04

Diluted	$—	$0.04

Net income:
Basic	$0.49	$0.46

Diluted	$0.48	$0.45

Weighted-average number of shares outstanding:
Basic	36,565,476	34,258,223

Diluted	36,949,146	34,982,205

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005
Net income	$17,778	$15,591

Other comprehensive loss before tax:
Unrealized losses on securities:
Unrealized holding losses arising during period	(6,379)	(11,595)
Less: Reclassification adjustment for losses included in net income	137	(532)

Other comprehensive loss, before tax	(6,516)	(11,063)
Income tax benefit related to items of other comprehensive loss	(330)	(3,491)

Other comprehensive loss, net of tax	(6,186)	(7,572)

Comprehensive income, net of tax	$11,592	$8,019

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Quarter Ended	Year Ended
	March 31, 2006	December 31, 2005
Number of Class A common shares:
Number at beginning of period	23,868,402	15,585,653
Class A common shares issued in merger	—	7,930,536
Class A common shares issued under share incentive plans	278,840	322,479
Class A common shares issued to directors	7,184	29,734

Number at end of period	24,154,426	23,868,402

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$2
Class A common shares issued	—	1

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$504,541	$356,725
Contributed capital from common shares	—	142,925
Share compensation plans	3,265	5,865
Other	—	(974)

Balance at end of period	$507,806	$504,541

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$9,471	$15,507
Other comprehensive loss	(6,186)	(6,036)

Balance at end of period	$3,285	$9,471

Retained earnings:
Balance at beginning of period	$125,911	$60,318
Net income	17,778	65,593

Balance at end of period	$143,689	$125,911

Total shareholders’ equity	$654,784	$639,927

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$17,778	$15,591
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	65	—
Amortization of debt issuance costs	—	45
Amortization and depreciation	509	310
Restricted stock expense	2,769	980
Extraordinary gain	—	(1,426)
Deferred federal income taxes	505	(703)
Amortization of bond premium and discount, net	1,495	661
Net realized investment (gains) losses	(43)	616
Equity in net earnings of minority interest and partnerships	(528)	(143)
Changes in:
Account receivables	3,896	16,580
Reinsurance receivables	65,707	45,221
Unpaid losses and loss adjustment expenses	(51,932)	(26,503)
Unearned premiums	(1,431)	4,527
Ceded balances payable	(3,000)	(5,549)
Insurance premiums payable	(473)	(19,598)
Other assets and liabilities, net	9,722	(4,367)
Amounts held for the account of others	(3,305)	5,709
Contingent commissions	(4,770)	(4,303)
Prepaid reinsurance premiums	1,338	2,882
Deferred acquisition costs, net	496	(8,827)
Other — net	1,198	(51)

Net cash provided by operating activities	39,996	21,652

Cash flows from investing activities:
Proceeds from sale of bonds	35,414	87,592
Proceeds from sale of stocks	12,339	6,330
Proceeds from maturity of bonds	5,020	7,319
Proceeds from sale of other invested assets	861	4,875
Purchase of bonds	(157,339)	(185,436)
Purchase of stocks	(10,673)	(5,941)
Purchase of other invested assets	(6)	(13)
Acquisition of business, net of cash acquired	—	(58,529)

Net cash used for investing activities	(114,384)	(143,803)

Cash flows from financing activities:
Borrowing under credit facility	907	504
Repayments of credit facility	(1,222)	(1,148)
Tax benefits associated with SFAS 123R	199	—
Capital lease obligations	—	(138)
Increase in term debt	—	29
Principal payments of term debt	(137)	—

Net cash used for financing activities	(253)	(753)

Net change in cash and cash equivalents	(74,641)	(122,904)
Cash and cash equivalents at beginning of period	220,122	242,123

Cash and cash equivalents at end of period	$145,481	$119,219

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Principles of Consolidation and Basis of Presentation
United America Indemnity, Ltd. (“United America Indemnity” or the “Company”), was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. The Company’s Class A common stock is publicly traded on the NASDAQ National Market under the trading symbol “INDM.”
The consolidated financial statements for the quarters ending March 31, 2006 and 2005 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2006 and 2005 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries. For a comprehensive list of the Company’s subsidiaries, see Note 1 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.
The 2005 consolidated financial statements also include the accounts of Stratus Insurance Services, Inc. and Stratus Web Builder, Inc. which were sold effective December 31, 2005.
All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), Penn-America Statutory Trust I (“Penn Trust I) and Penn-America Statutory Trust II (“Penn Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), revised December 2003, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $60.0 million in floating rate capital securities (“Trust Preferred Securities”) and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Investments
The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The difference between amortized cost and fair value of these investments, excluding the derivative components imbedded in bonds and preferred stock, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the derivative components is included in income.
Bonds available for sale with an estimated fair market value of approximately $263.6 million and $311.4 million, were deposited with various governmental authorities in accordance with statutory requirements at March 31, 2006 and December 31, 2005, respectively. In addition, bonds with an estimated fair market value of $5.5 million and $5.4 million at March 31, 2006 and December 31, 2005, respectively, were held in a trust fund to meet the

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
regulatory requirements applicable to Wind River Bermuda, one of the Company’s subsidiaries.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2006:

				Gross Unrealized Losses
			Cost or			Between
(Dollars in	Number of		Amortized		Six Months	Seven Months	Greater than
thousands)	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year (1)
Bonds	718	$990,679	$1,015,384	$24,705	$17,243	$4,526	$2,936
Preferred Stock	2	1,144	1,292	148	148	—	—
Common Stock	24	13,740	14,112	372	372	—	—

				$25,225	$17,763	$4,526	$2,936

(1)  At March 31, 2006, the Company had 117 securities that were in an unrealized loss position for greater than one year. 97% of these securities are investment grade, and the remaining 3% are convertible securities where the Company expects to realize full value.
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

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by the Company as of March 31, 2006, concluded the unrealized losses discussed above are not other than temporary impairments.
The Company regularly performs various analytical procedures with respect to its investments, including identifying any security with a fair value below its cost. Upon identification of such securities, a detailed review of all such securities meeting predetermined thresholds is performed to determine whether such decline is other than temporary. If it is determined that a decline in value is other than temporary based upon this detailed review, or if a decline in value for an investment has persisted for twelve continuous months, or if the value of the investment has been 20% or more below cost for six continuous months or more, or significantly declines in value for shorter periods of time, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value. The factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether the issuer is in financial distress, the investment is secured, a significant credit rating action occurred, scheduled interest payments were delayed or missed and changes in laws or regulations have affected an issuer or industry. The amount of any write-down is included in earnings as a realized loss in the period in which the impairment arose.
During the quarter ended March 31, 2006, the Company recorded other than temporary losses of $0.2 million on its preferred stock portfolio. During the quarter ended March 31, 2005, the Company recorded other than temporary losses of $0.1 million on its common stock portfolio.
3. Reinsurance
The Company cedes insurance to unrelated insurers on a pro rata and excess of loss basis in the ordinary course of business to limit its loss exposure. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.
At March 31, 2006 and December 31, 2005, the Company carried reinsurance receivables of $1,212.4 million and $1,278.1 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
accounting adjustment, which was due to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves, lowered the reinsurance receivables balance by $20.8 million and $21.2 million at March 31, 2006 and December 31, 2005, respectively. The second purchase accounting adjustment netted uncollectible reinsurance reserves of $49.1 million against the reinsurance receivables to properly reflect the reinsurance receivables at their fair value on September 5, 2003, the date of the Company’s acquisition of Wind River Investment Corporation. Due to commutations and charge-offs of uncollectible reinsurance recoverables, this purchase accounting adjustment has been reduced to $29.0 million and $28.7 million at March 31, 2006 and December 31, 2005, respectively.
At March 31, 2006 and December 31, 2005, the Company held collateral securing its reinsurance receivables of $669.9 million and $691.7 million, respectively. Prepaid reinsurance premiums were $40.4 million and $41.7 million at March 31, 2006 and December 31, 2005, respectively. Reinsurance receivables, net of collateral held, were $542.5 million and $586.4 million at March 31, 2006 and December 31, 2005, respectively.
During the quarters ended March 31, 2006 and 2005, the Company recorded ceded earned premium of $25.6 million and $28.8 million, respectively, ceding commissions of $5.7 million and $4.8 million, respectively, and ceded incurred losses of $14.7 million and $19.3 million, respectively.
The Company’s casualty writings create exposure to casualty clash events. Casualty clash events arise when two or more insureds are involved in the same loss occurrence or a single insured is in involved in a loss occurrence that triggers coverage under multiple policies. During the quarter ended March 31, 2006, the Company renewed its casualty clash reinsurance treaty program. The casualty clash reinsurance treaty provides $10.0 million of coverage per occurrence which attaches above the applicable underlying excess of loss property, general liability, and professional liability reinsurance treaties for casualty clash events, loss adjustment expenses, and 90% of losses due to extra contractual obligations and judgments in excess of policy limits.
The Company’s current catastrophe reinsurance treaties provide for one reinstatement. The UAIG Catastrophe Reinsurance Treaty provides $25.0 million in excess of $5.0 million of property coverage. $2.0 million of this coverage under the reinstatement has already been utilized for losses related to hurricane Wilma. In addition, to protect the Company from property catastrophe exposures, the Company has purchased an additional $30.0 million in excess of $30.0 million of property catastrophe coverage for events occurring in 2006.
4. Income Taxes
The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes for the quarter ended March 31, 2006 of $18.5 million represents $11.0 million from the Non-U.S. Subsidiaries and $7.5 million from the U.S. Subsidiaries. The following table summarizes the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended		Quarter Ended
	March 31, 2006		March 31, 2005
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$2,659	14.4%	$631	4.5%
Adjustments:
Tax exempt interest	(1,252)	(6.9)	(1,253)	(8.9)
Dividend exclusion	(125)	(0.7)	(81)	(0.6)
Other	3	—	784	5.6

Actual Taxes	$1,285	7.0%	$81	0.6%

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is necessarily a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at March 31, 2006, the related adjustments could have a material adverse impact on the Company’s results of operations.
The following table shows the Company’s estimated gross losses incurred related to the 2005 hurricanes as of March 31, 2006 and December 31, 2005:

(Dollars in thousands)	March 31, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$650	$1,250	$(600)
Katrina second landfall	36,927	30,600	6,327
Rita	4,508	3,400	1,108
Wilma	8,897	7,700	1,197

Total	$50,981	$42,950	$8,031

The following table shows the Company’s estimated net losses incurred related to the 2005 hurricanes as of March 31, 2006 and December 31, 2005:

(Dollars in thousands)	March 31, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$194	$560	$(366)
Katrina second landfall	5,837	2,400	3,437
Rita	4,108	3,000	1,108
Wilma	1,997	2,000	(3)

Total	$12,135	$7,960	$4,175

In the aggregate, the Company had no favorable or unfavorable loss development relative to prior accident years. Within its property lines, the Company updated its previous estimate of losses relative to hurricanes Katrina, Rita, and Wilma and increased its estimate of net losses by $4.2 million. In addition to the losses, an additional $0.1 million of reinstatement costs were incurred. This loss was offset by continued favorable development of the Company’s 2005 accident year non-catastrophe property losses. With respect to its hurricane losses, the Company has received over 1,100 claims related to Katrina’s second landfall, and the actual adjustment process has resulted in a higher level of damageability than was reflected in the Company’s original estimates. As a result of the increase in catastrophe reserves, the Company has exceeded the limits of its $25.0 million in excess of $5.0 million catastrophe reinsurance coverage.
6. Notes and Loans Payable
Notes Payable
Notes payable is comprised of a $4.5 million revolving line of credit which expires on November 30, 2006, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amounts due on the line of credit as of March 31, 2006 and December 31, 2005 were $2.6 million and $2.9 million, respectively. The Company has agreed to a security agreement granting the bank a first priority perfected lien on finance receivables of Penn Independent Financial Services, Inc. (“PIFSI”). On December 29, 2005, AIS entered into a guaranty and suretyship agreement with the bank whereby AIS will unconditionally jointly and severally guarantee the timely payment of any and all indebtedness owed to the bank by PIFSI. Interest expense resulting from the line of credit was $0.04 million and $0.03 million for the quarters ended March 31, 2006 and 2005, respectively.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Loans Payable
Loans payable of $3.4 million and $3.6 million as of March 31, 2006 and December 31, 2005 were comprised of four and five loans payable, respectively, to vendors, a minority shareholder, and former minority shareholders. Interest expense related to loans payable was $0.04 million and $0.02 million for the quarters ended March 31, 2006 and 2005, respectively.
7. Related Party Transactions
At March 31, 2006 and December 31, 2005, Wind River Barbados was a limited partner in investment funds managed by Fox Paine & Company. The Company’s investment in this limited partnership was valued at $4.0 million and $4.1 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the Company had an additional capital commitment of $4.1 million to the partnership.
During the quarter ended March 31, 2006, the Company paid $0.04 million to Cozen O’Connor for legal services rendered. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
In January 2006, the Company paid $0.02 million in premium to Validus Reinsurance Ltd., a 6.67% participant on the Company’s $30.0 million in excess of $30.0 million catastrophe reinsurance treaty. No losses were ceded by the Company under this treaty. Edward J. Noonan, the chairman and chief executive officer of Validus Reinsurance Ltd., is a member of the Company’s Board of Directors.
On April 20, 2006, the Company announced that it had entered into Amendment No. 1 (the “Amendment”) of the Amended and Restated Shareholders Agreement. The Amendment reduces the requirement that the board of directors be comprised of no fewer than eleven directors to no fewer than seven directors. Furthermore, the Amendment (i) reduces the number of directors that Fox Paine & Company can nominate for election from six directors to five directors; and (ii) terminates the right of the Ball family trust to nominate one director for election.
On September 5, 2003, we began paying annual management fees of $1.5 million in the aggregate to Fox Paine & Company and The AMC Group, L.P. The next management fee payment of $1.5 million is payable on November 1, 2006.
During the quarter ended March 31, 2006, the Company directly reimbursed Fox Paine & Company $0.05 million for expenses incurred in providing management services.
8. Commitments and Contingencies
Legal Proceedings
The Insurance Operations and the Agency Operations are, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on the Company’s business, results of operations, cash flows, or financial condition.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Share-Based Compensation
Prior to January 1, 2006, the Company accounted for share-based compensation awards under the fair value method, which followed the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Share-Based Compensation” (“SFAS 123”). The fair value method of accounting recognizes share-based compensation in the statements of operation using the grant-date fair value of the stock options and other equity-based compensation expensed over the requisite service and vesting period.
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123, using the modified prospective application method. SFAS 123R sets accounting requirements for share-based compensation to employees and non-employee directors, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. For the purpose of determining the fair value of stock option awards, the Company uses the Black-Scholes option-pricing model. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment to compensation in the period of change.
Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to share-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123R requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.5 million for the year ended December 31, 2005 and $0.2 million for the quarter ended March 31, 2006.
The adoption of SFAS 123R resulted in a cumulative benefit of $0.1 million, which was insignificant to the financial statements.
The Company maintains the United America Indemnity, Ltd. Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted stock and other stock-based awards. As amended in May 2005, the Company may issue up to 5.0 million Class A common shares for issuance pursuant to awards granted under the Plan. Under the plan, the Company granted 1,909,182 Time-Based Options that generally vest over three to five years and expire ten years from the date of grant. The Company granted 133,415 Performance-Based Options that vest over four years and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date. The exercise price of the options is equivalent to the fair market value of the Company’s common stock on the date of the grant. On September 5, 2003, the Company granted options to purchase Class A common shares to two officers of the Company (“Option-A Tranche”). The Option-A Tranche options have an exercise price of $6.50 per share and expire on September 5, 2013, and were fully vested at the time of the grant.
In the quarter ended March 31, 2006, the Company recorded $0.6 million of compensation expense for the 1,661,772 options granted under the Plan. In the quarter ended March 31, 2005, the Company recorded $0.2 million of compensation expense for the 1,800,665 options granted under the Plan. The Company received $1.0 million and $0.7 million of proceeds from the exercise of options during the quarters ended March 31, 2006 and 2005, respectively.
The intrinsic value of the outstanding, exercisable, and exercised options, which is the difference between the fair market value and the strike price of the option, was $11.8 million, $6.1 million, and $1.3 million, respectively, at March 31, 2006. The total unrecognized compensation expense for the outstanding options was $3.4 million at March 31, 2006, which will be recognized over a weighted average life of 3.1 years.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2005	1,545,055	$11.35

Options issued	—	—
Options forfeited	(125,162)	$14.99
Options cancelled (reversed)	(162)	$6.02
Options exercised	(105,784)	$9.78

Options outstanding at March 31, 2006	1,313,947	$12.95

Options exercisable at March 31, 2006	549,031	$11.75

The options exercisable at March 31, 2006 include the following:

	Number of options	Weighted Average
Option Price	exercisable	Remaining Life
$6.50	56,074
$8.49	23,746
$10.00	305,500
$14.62	2,000
$17.00	109,894
$17.81	25,817
$18.27	25,000
$18.40	1,000

Options exercisable at March 31, 2006	549,031	7.5 years

There were no options granted in the quarter ended March 31, 2006. The weighted average fair value of options granted under the Plan was $4.68 in the quarter ended March 31, 2005, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	Quarter	Quarter
	ended	ended
	March 31,	March 31,
	2006	2005
Dividend yield	N/A	0.0%
Expected volatility	N/A	23.0%
Risk-free interest rate	N/A	3.6%
Expected option life	N/A	5 years
Forfeiture rate	10.2%	N/A

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables summarize the range of exercise prices of options outstanding at March 31, 2006 and 2005:

Ranges of			Outstanding at	Weighted Average Per	Weighted Average
Exercise Prices			March 31, 2006	Share Exercise Price	Remaining Life
$5.50	—	$9.99	79,820	$7.09	5.5 years
$10.00	—	$16.00	704,875	$10.07	7.5 years
$17.00	—	$20.00	529,252	$17.68	8.5 years

Total			1,313,947

Prior to January 1, 2006, the Company granted an aggregate of 334,464 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). The Restricted Shares generally vest over three years. The Company granted an aggregate of 45,268 Class A common shares to non-employee directors of the Company under the Plan (“Director Restricted Shares”), which are fully vested. During the quarter ended March 31, 2006, the Company granted 7,184 Director Restricted Shares. As a result of the Compensation Committee approval of an award of an Annual Integration Bonus as described in Note 21, “Subsequent Events” of the Company’s 2005 Annual Report on Form 10-K, during the quarter ended March 31, 2006, the Company granted 153,701 Restricted Shares to Plan Participants employed as of February 15, 2006 of which 61,436 of shares vested immediately and the remainder over a three-year period. In addition, the Company granted 20,000 Class A common shares, subject to certain restrictions, to several key employees.
In the quarters ended March 31, 2006 and 2005, the Company recognized $0.5 million and $0.2 million, respectively, of compensation expense for restricted stock. The total unrecognized compensation expense for the non-vested restricted stock was $2.8 million at March 31, 2006, which will be recognized over a weighted average life of 4.0 years. The fair value of the 75,416 Restricted Shares that vested during the first quarter of 2006 was $21.53 per share at March 31, 2006.
The following table summarizes the non-vested restricted stock activity for the quarter ended March 31, 2006.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Non-vested restricted stock at December 31, 2005	83,571	$17.96

Stock issued	180,885	$21.65
Stock vested	(75,416)	$21.13
Stock forfeited	(750)	$17.00
Stock returned	750	$17.00

Non-vested restricted stock at March 31, 2006	189,040	$20.74

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended	Quarter Ended
(Dollars in thousands, except per share data)	March 31, 2006	March 31, 2005
Income available to common shareholders before extraordinary gain	$17,778	$14,165
Extraordinary gain	—	1,426

Net income	$17,778	$15,591

Basic earnings per share:
Weighted average shares for basic earnings per share	36,565,476	34,258,223

Net income available to common shareholders before extraordinary gain	$0.49	$0.42
Extraordinary gain	—	0.04

Net income	$0.49	$0.46

Diluted earnings per share:
Weighted average shares for diluted earnings per share	36,949,146	34,982,205

Net income available to common shareholders before extraordinary gain	$0.48	$0.41
Extraordinary gain	—	0.04

Net income	$0.48	$0.45

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005
Weighted average shares for basic earnings per share	36,565,476	34,258,223
Non-vested restricted stock	13,313	—
Options and warrants	370,357	723,982

Weighted average shares for diluted earnings per share	36,949,146	34,982,205

11. Segment Information
The Company manages its business through two business segments: Insurance Operations and Agency Operations. The Insurance Operations segment includes the operations of the United America Insurance Group and the Non-U.S. Insurance Operations. The Agency Operations segment consists solely of the operations of Penn Independent Corporation and its subsidiaries. The segments follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 4 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2006:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$159,558	$—	$—	$—	$159,558

Net premiums written	$135,337	$—	$—	$—	$135,337

Net premiums earned	$135,430	$—	$—	$—	$135,430
Agency commission and fee revenues	—	10,561	—	(1,014)	9,547
Net investment income	—	—	13,679	—	13,679
Net realized investment losses	—	—	43	—	43

Total revenues	135,430	10,561	13,722	(1,014)	158,699
Losses and Expenses:
Net losses and loss adjustment expenses	78,964	—	—	—	78,964
Acquisition costs and other underwriting expenses	45,248	—	—	316	45,564
Agency commission and operating expenses	—	10,095	—	(861)	9,234
Corporate and other operating expenses	—	—	3,682	—	3,682
Interest expense	—	—	2,720	—	2,720

Income (loss) before income taxes	$11,218	$466	$7,320	$(469)	18,535

Income tax expense					1,285

Net income before minority interest and equity in net income of partnerships					17,250
Minority interest and equity in net income of partnerships					528

Net income					$17,778

Total Assets	$3,013,328	$54,834	$—	$—	$3,068,162

Quarter Ended March 31, 2005:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$135,460	$—	$—	$—	$135,460

Net premiums written	$109,521	$—	$—	$—	$109,521

Net premiums earned	$102,112	$—	$—	$—	$102,112
Agency commission and fee revenues	—	6,783	—	(531)	6,252
Net investment income	—	—	11,868	—	11,868
Net realized investment (losses) gains	—	—	(616)	—	(616)

Total revenues	102,112	6,783	11,252	(531)	119,616
Losses and Expenses:
Net losses and loss adjustment expenses	63,597	—	—	—	63,597
Acquisition costs and other underwriting expenses	29,676	—	—	(137)	29,539
Agency commission and operating expense	—	7,177	—	(258)	6,919
Corporate and other operating expenses	—	—	3,542	—	3,542
Interest expense	—	—	1,916	—	1,916

Income before income taxes	$8,839	$(394)	$7,370	$(136)	14,103

Income tax benefit					81

Net income before equity in net income of partnerships					14,022
Equity in net income of partnerships					143

Net income before extraordinary gain					14,165
Extraordinary gain					1,426

Net income					$15,591

Total Assets	$3,095,958	$74,544	$—	$—	$3,170,502

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Supplemental Cash Flow Information
Taxes and Interest Paid

	Quarter Ended	Quarter Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005
Net federal income taxes paid	$—	$1,380
Interest paid	1,249	1,081
13. Restructuring
On January 23, 2006, the Company announced that it was combining the operations of United National and Penn-America under a single United America Insurance Group management structure. As a result of this restructuring, the Company recognized severance costs of approximately $0.3 million in the first quarter of 2006. These costs are included in acquisition and other underwriting expenses. The Company expects to incur additional costs as it moves its employees to a single location. The amount of expense associated with the anticipated move is not known at this time.
14. Subsequent Events
On April 4, 2006, the Company announced that David R. Whiting had been appointed President and Chief Executive Officer of the Company’s wholly owned Wind River Insurance Company, Ltd. subsidiary.

UNITED AMERICA INDEMNITY, LTD.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Developments
We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123R”) on January 1, 2006, which requires us to recognize the cost of share-based compensation to employees and non-employee directors, such as stock option and restricted stock grants, at the grant-date fair market value. See Note 9 of the notes to the consolidated financial statements included in Item 1 of this report regarding SFAS 123R.
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
As previously announced, Robert A. Lear resigned from Penn Independent Corporation effective January 31, 2006. On March 15, 2006, Robert Cohen was appointed President and Chief Executive Officer of Penn Independent Corporation.
Messrs. Morris, Schmidt, and Cohen will continue to report directly to the Board of Directors through its Chairman.
On March 27, 2006, A.M. Best Company upgraded or affirmed its financial-strength ratings for four United America Indemnity, Ltd. subsidiaries. Penn-America Group, Inc. was upgraded to A (Excellent); United National Group and Wind River Insurance Company (Barbados) Ltd. had their ratings of A (Excellent) affirmed; and Wind River Insurance Company, Ltd.’s rating of A- (Excellent) also was affirmed. All the ratings were assigned a “stable outlook,” which indicates that each company is experiencing stable financial/market trends, and that there is a low likelihood that the rating will change in the near term.
On April 4, 2006, David R, Whiting was appointed President and Chief Executive Officer of Wind River Insurance Company, Ltd. Mr. Whiting is responsible for establishing and implementing the short and long term strategic direction of Wind River Insurance Company, Ltd. and for overseeing and directing the Barbados and Luxembourg operations. Mr. Whiting reports to our President, Joseph F. Morris.
On April 20, 2006, we announced that we had entered into Amendment No. 1 (the “Amendment”) of the Amended and Restated Shareholders Agreement. The Amendment reduces the requirement that our board of directors be comprised of no fewer than eleven directors to no fewer than seven directors. Furthermore, the Amendment (i) reduces the number of directors that Fox Paine & Company can nominate for election from six directors to five directors; and (ii) terminates the right of the Ball family trusts to nominate one director for election.
Overview
We distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority, and that in turn sell our insurance products to insureds through retail insurance brokers.
In connection with the consolidation of our U.S. Insurance Subsidiaries under a single United America Insurance

UNITED AMERICA INDEMNITY, LTD.
Group management structure, we have reevaluated our product classifications. All commercial binding authority insurance products are now marketed through approximately 110 general agents for the Penn-America Insurance Companies and the United National Insurance Companies and will be managed and marketed as the Penn-America business unit. All specialty product offerings, including professional liability lines of business, brokerage facilities, class-specific programs and umbrella/excess business, will continue to be managed and marketed as the United National business unit.
We derive our revenues primarily from premiums paid on insurance policies that we write, from commissions and service fees of our Agency Operations, and from income generated by our investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.
Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, agency commissions and operating expenses, corporate and other operating expenses, interest, and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on insurance policies written. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on insurance policies written, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Agency commissions and operating expenses include commissions retained by agents and producers on policies bound by our Agency Operations. Other agency operating expenses include personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Interest expense consists of interest paid on funds held on behalf of others, senior notes payable and junior subordinated debentures.
In managing the business and evaluating performance, our management focuses on measures such as premium growth, rate level changes, loss ratio, expense ratio, combined ratio, return on equity, growth in book value per share, and operating income (a non-GAAP measure), which we define as net income excluding after-tax realized investment gains (losses) and extraordinary items that do not reflect overall operating trends. Our management focuses on operating income as a useful measure of the net income attributable to the ongoing operations of the business. Operating income is not a substitute for the net income determined in accordance with GAAP, and investors should not place undue reliance on this measure.
Critical Accounting Estimates and Policies
Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.
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

UNITED AMERICA INDEMNITY, LTD.
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
We use a variety of techniques to establish our liabilities for unpaid losses and loss adjustment expenses within each segment, all of which involve significant judgments and assumptions. Losses generated by business with common characteristics are aggregated into groups as losses are evaluated. For recent years, we generally combine actual loss data with losses that we anticipate to develop. For older years, we employ a variety of paid and incurred loss development tests. All of these techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of policyholders and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit or explicit assumptions regarding the effects of external factors that include economic and social inflation, judicial decisions, law changes and recent trends in these factors. The information obtained from the evaluation of each segment is used by management to select its best point estimate for loss and loss expense reserves.
We continually review these estimates and, based on new developments and information, we include adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Change in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” is recorded in the period that the change in these estimates is made. Other than the discount that was made effective upon our acquisition of Wind River Investment Corporation on September 5, 2003, we do not discount our loss reserves.
The table below illustrates the sensitivity to a hypothetical change to our net loss and loss adjustment expense reserves as of March 31, 2006. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on shareholders’ equity.

			Percentage
(Dollars in thousands)	Balance of Net	Change In Net	Increase
	Loss and Net	Loss and Net	(Decrease) in
Hypothetical Change in Net Loss and	Loss Adjustment	Loss Adjustment	Shareholders’
Loss Adjustment Expense Reserves	Expense Reserves	Expense Reserves	Equity (1)
7.5% increase	$701,410	$48,936	(5.9)%
5.0% increase	685,098	32,624	(4.0)%
2.5% increase	668,786	16,312	(2.0)%
As recorded on March 31, 2006	652,474	—	—
2.5% decrease	636,162	(16,312)	2.0%
5.0% decrease	619,850	(32,624)	4.0%
7.5% decrease	603,538	(48,936)	5.9%

(1)	This presumes that the change in reserves is pro-rata across the entire portfolio of loss reserves for the purpose of determining the net effect on shareholders’ equity.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, and payment

UNITED AMERICA INDEMNITY, LTD.
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
The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2006:

				Gross Unrealized Losses
	Number		Cost or		Six	Between	Greater
(Dollars in	of	Fair	Amortized		Months or	Seven Months	than
thousands)	Securities	Value	Cost	Total	Less	and One Year	One Year
Bonds	718	$990,679	$1,015,384	$24,705	$17,243	$4,526	$2,936
Preferred Stock	2	1,144	1,292	148	148	—	—
Common Stock	24	13,740	14,112	372	372	—	—

				$25,225	$17,763	$4,526	$2,936

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of March 31, 2006, concluded the unrealized losses discussed above are not other than temporary impairments.
During the quarters ended March 31, 2006 and 2005, we recorded other than temporary losses of $0.2 million and $0.1 million, respectively, on our preferred stock and common stock portfolios, respectively.
Goodwill and Intangible Assets
We used several techniques to value our intangible assets. Discounted cash flow and cost to replace methods were used to value agency relationships, customer contracts, and insurer relationships. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace exiting software.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We performed our annual impairment review of goodwill and other indefinite lived assets during the fourth quarter of 2005 and concluded that no events have occurred that would indicate that goodwill and other indefinite lived assets were impaired as of

UNITED AMERICA INDEMNITY, LTD.
March 31, 2006. Impairment is recognized if the carrying amount of the company is less than the product of expected earnings multiplied by the price earnings ratio.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The current valuation allowance is based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. The deferred tax asset of $13.0 million for the alternative minimum tax (“AMT”) carryforward is analyzed regularly by management. Based on these analyses, we have determined that our AMT carryforward is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
On an interim basis, we book our tax provision using the expected full year effective tax rate in accordance with the provisions of APB 28.
Our Business Segments
We evaluate the performance of our Insurance Operations and Agency Operations segments based on gross and net premiums written, revenues in the form of 1) net premiums earned and 2) agency commissions and fees, and expenses in the form of 1) net losses and loss adjustment expenses, 2) acquisition costs, 3) other underwriting expenses, and 4) other operating expenses.
We expect to add a new segment, Reinsurance Operations, as we complete the consolidation of our Non-U.S. Insurance Operations into a single Bermuda based entity that will focus on offering third party reinsurance products. We expect that the new entity will begin offering such products by year-end 2006.

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended March 31,
(Dollars in thousands)	2006	2005
Insurance Operations premiums written:
Gross premiums written	$159,558	$135,460
Ceded premiums written	24,221	25,939

Net premiums written	$135,337	$109,521

Revenues:
Insurance Operations	$135,430	$102,112
Agency Operations	10,561	6,783
Corporate	13,722	11,252

Subtotal	159,713	120,147
Intercompany eliminations	(1,014)	(531)

Total revenues	$158,699	$119,616

Expenses:
Insurance Operations	$124,212	$93,273
Agency Operations	10,095	7,177
Corporate	6,402	5,458

Subtotal	140,709	105,908
Intercompany eliminations	(545)	(395)

Net expenses	$140,164	$105,513

Income before income taxes:
Insurance Operations	$11,218	$7,263
Agency Operations	466	(394)
Corporate	7,320	7,370

Subtotal	19,004	14,239
Intercompany eliminations	(469)	(136)

Total income before income taxes	$18,535	$14,103

Insurance combined ratio analysis: (1)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio	58.3	58.4
Other underwriting expense ratio	33.6	33.1

Combined ratio	91.9	91.5

Impact of purchase accounting adjustments
Net losses and loss adjustment expense ratio	—	3.9
Other underwriting expense ratio	—	(4.2)

Combined ratio	—	(0.3)

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio	58.3	62.3
Other underwriting expense ratio	33.6	28.9

Combined ratio	91.9	91.2

(1)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.
Results of Operations
Quarter Ended March 31, 2006 Compared with the Quarter Ended March 31, 2005
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $159.6 million for the quarter

UNITED AMERICA INDEMNITY, LTD.
ended March 31, 2006, compared with $135.5 million for the first quarter of 2005, an increase of $24.1 million or 17.8%. A breakdown of gross premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase/
(Dollars in thousands)	March 31, 2006	March 31, 2005	(Decrease)
Penn-America product	$99,671	$78,322	$21,349

United National Class Specific (1)	31,971	29,707	2,264
United National Professional	16,180	17,122	(942)
United National Brokerage	5,727	2,970	2,757
United National Umbrella / Excess	6,009	7,339	(1,330)

Total United National products	59,887	57,138	2,749

Total	$159,558	$135,460	$24,098

(1)   This product class includes gross premiums written of the Non-U.S. Insurance Operations of $0.06 million and $1.6 million for the quarters ended March 31, 2006 and 2005, respectively.
•	Penn-America gross premiums written were $99.7 million for the quarter ended March 31, 2006, compared with $78.3 million for the first quarter of 2005, an increase of $21.3 million or 27.3%. This increase primarily resulted from the inclusion of premium written by the Penn-America Insurance Companies for a full quarter in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from the date of their merger with us.

•	United National gross premiums written were $59.9 million for the quarter ended March 31, 2006, compared with $57.1 million for the first quarter of 2005, an increase of $2.7 million or 4.8%. Exclusive of umbrella and excess business, gross premiums written increased $4.1 million or 8.2%%. The increase is primarily due to growth in the class specific and brokerage product lines product segments, partially offset by slight declines in the professional and umbrella lines.
Net premiums written, which equal gross premiums written less ceded premiums written, were $135.3 million for the quarter ended March 31, 2006, compared with $109.5 million for the quarter ended March 31, 2005, an increase of $25.8 million or 23.6%. The ratio of net premiums written to gross premiums written was 84.8% for the quarter ended March 31, 2006 and 80.9% for the first quarter of 2005. A breakdown of net premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase/
(Dollars in thousands)	March 31, 2006	March 31, 2005	(Decrease)
Penn-America product	$90,285	$69,740	$20,545

United National Class Specific (1)	25,654	21,308	4,346
United National Professional	13,957	14,517	(560)
United National Brokerage	4,299	2,556	1,743
United National Umbrella / Excess	1,142	1,400	(258)

Total United National products	45,052	39,781	5,268

Total	$135,337	$109,521	$25,816

(1)   This product class includes net premiums written of the Non-U.S. Insurance Operations of $0.05 million and $1.4 million for the quarters ended March 31, 2006 and 2005, respectively.
•	Penn-America net premiums written were $90.3 million for the quarter ended March 31, 2006, compared with $69.7 million for the quarter ended March 31, 2005, an increase of $20.5 million or 29.5%. This increase primarily resulted from the inclusion of premium written by the Penn-America Insurance Companies for a full quarter in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from the date of their merger with us.

•	United National net premiums written were $45.0 million for the quarter ended March 31, 2006, compared with $39.8 million for the quarter ended March 31, 2005, an increase of $5.3 million or 13.2%. The

UNITED AMERICA INDEMNITY, LTD.
increase is primarily due to growth in the class specific and brokerage product lines product segments, partially offset by slight declines in the professional and umbrella lines.
Net premiums earned were $135.4 million for the quarter ended March 31, 2006, compared with $102.1 million for the quarter March 31, 2005, an increase of $33.3 million or 32.6%. Net premiums earned increased for the reasons noted above in net premiums written.
Agency Commission and Fee Revenues
Agency commission and fee revenues before intercompany eliminations were $10.6 million for the quarter ended March 31, 2006, compared with $6.8 million for the quarter ended March 31, 2005. Agency commission and fee revenues after intercompany eliminations were $9.5 million for the quarter ended March 31, 2006, compared with $6.3 million for the quarter ended March 31, 2005, an increase of $3.3 million or 52.7%. These increases were primarily due to the inclusion of Penn Independent for a full quarter in 2006. For the quarter ended March 31, 2005, the results of Penn Independent are only included from the date of its acquisition, January 25, 2005.
Net Investment Income
Gross investment income, excluding realized gains and losses, was $15.2 million for the quarter ended March 31, 2006, compared with $13.3 million for the quarter ended March 31, 2005, an increase of $1.9 million or 14.3%. The increase was primarily due to increasing investment yields, a larger investment base, and the inclusion of Penn-America Insurance Companies and Penn Independent for a full quarter in 2006. Gross investment income in 2005 also included $3.5 million in distributions from our limited partnership investments compared to distributions of $1.2 million in 2006. Cash and invested assets grew to $1,472.4 million as of March 31, 2006, from $1,424.2 million as of December 31, 2005, an increase of $48.2 million.
The average duration of our fixed income investments approximated 4.1 years as of March 31, 2006, compared with 4.0 years as of March 31, 2005. Our book yield on our fixed income investments, not including cash, was 4.49% at March 31, 2006, compared with 4.05% at March 31, 2005.
Investment expenses were $1.5 million for the quarter ended March 31, 2006, compared with $1.4 million for the quarter ended March 31, 2005, an increase of $0.1 million or 6.6%. The increase was mainly due to growth in the investment portfolio and the inclusion of Penn-America Insurance Companies and Penn Independent for a full quarter in 2006.
Net Realized Investment Gains (Losses)
Net realized investment gains were $0.04 million for the quarter ended March 31, 2006, compared with net realized investment losses of $0.6 million for the quarter ended March 31, 2005. The net realized investment gains for the quarter ended March 31, 2006 consist primarily of net gains of $0.5 million relative to our options portfolio, net losses of $0.07 million relative to fixed income portfolios, and net losses of $0.4 million relative to our equity portfolios. The net realized investment losses for the quarter ended March 31, 2005 consist of net losses of $0.6 million relative to our convertible equity and convertible bond portfolios, including an impairment loss of $0.1 million.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $79.0 million for the quarter ended March 31, 2006, compared with $63.6 million for the quarter ended March 31, 2005, an increase of $15.4 million or 24.2%. This increase primarily resulted from the inclusion of the Penn-America Insurance Companies for a full quarter in 2006. The loss ratio for the quarter ended March 31, 2006 was 58.3% compared with 62.3% for the quarter ended March 31, 2005. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments, the loss ratio for the quarter ended March 31, 2005 was 58.4%. There were no purchase accounting adjustments that impacted the loss ratio for the quarter ended March 31, 2006.

UNITED AMERICA INDEMNITY, LTD.
The following table shows our estimated gross losses incurred related to the 2005 hurricanes as of March 31, 2006 and December 31, 2005:

(Dollars in thousands)	March 31, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$650	$1,250	$(600)
Katrina second landfall	36,927	30,600	6,327
Rita	4,508	3,400	1,108
Wilma	8,897	7,700	1,197

Total	$50,981	$42,950	$8,031

The following table shows our estimated net losses incurred related to the 2005 hurricanes as of March 31, 2006 and December 31, 2005:

(Dollars in thousands)	March 31, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$194	$560	$(366)
Katrina second landfall	5,837	2,400	3,437
Rita	4,108	3,000	1,108
Wilma	1,997	2,000	(3)

Total	$12,135	$7,960	$4,175

In the aggregate we had no favorable or unfavorable loss development relative to prior accident years. Within our property lines, we updated our previous estimate of losses relative to hurricanes Katrina, Rita, and Wilma and increased our estimate of net losses by $4.2 million. In addition to the losses, an additional $0.1 million of reinstatement costs were incurred. This loss was offset by continued favorable development of our 2005 accident year non-catastrophe property losses. With respect to our hurricane losses, we have received over 1,100 claims related to Katrina’s second landfall, and the actual adjustment process has resulted in a higher level of damageability than was reflected in our original estimates. As a result of the increase in catastrophe reserves, we have exceeded the limits of our $25.0 million in excess of $5.0 million catastrophe reinsurance coverage.
Our current catastrophe reinsurance treaties provide for one reinstatement. The UAIG Catastrophe Reinsurance Treaty provides $25.0 million in excess of $5.0 million of property coverage. $2.0 million of this coverage under the reinstatement has already been utilized for losses related to hurricane Wilma. In addition, to protect us from property catastrophe exposures, we have purchased an additional $30.0 million in excess of $30.0 million of property catastrophe coverage for events occurring in 2006.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $45.5 million for the quarter ended March 31, 2006, compared with $29.5 million for the quarter ended March 31, 2005, an increase of $16.0 million or 54.3%. Amortization of deferred acquisition costs increased $14.7 million from 2005. This was primarily due to the fact that Penn-America Insurance Companies’ deferred acquisition costs were written off as a result of its merger with us. Other underwriting expenses increased $2.1 million. Of this amount, approximately $0.8 million was due to equity awards granted that were granted subsequent to March 31, 2005. We incurred $0.3 million of severance costs related to combining the United National Insurance Companies and Penn-America Insurance Companies. (See Note 13 of the notes to our consolidated financial statements contained in Item 1 of Part I of this report for additional information regarding this combination.) The remainder of the increase is primarily attributable to the inclusion of Penn-America Insurance Companies’ results for the full quarter in 2006.
Agency Commission and Operating Expenses
Agency commission and operating expenses before intercompany eliminations were $10.1 million for the quarter ended March 31, 2006, compared with $7.2 million for the quarter ended March 31, 2005. Agency commission and operating expenses after intercompany eliminations were $9.2 million for the quarter ended March 31, 2006, compared with $6.9 million for the quarter ended March 31, 2005, an increase of $2.3 million or 33.5%. This increase was primarily due to the inclusion of Penn Independent’s results for the full quarter in 2006 and an increase in commission expense paid to sub-producers. Commission expense is closely correlated to agency revenues.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.7 million for the quarter ended March 31, 2006, compared with $3.5 million for the quarter ended March 31, 2005, an increase of $0.2 million.

UNITED AMERICA INDEMNITY, LTD.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 33.6% for the quarter ended March 31, 2006, compared with 28.9% for the quarter ended March 31, 2005. Excluding the impact of purchase accounting adjustments, the expense ratio for the quarter ended March 31, 2005 was 33.1%. There were no purchase accounting adjustments that impacted the expense ratio for the quarter ended March 31, 2006. The increase in the expense ratio is primarily attributable to the factors described in “Acquisition Costs and Other Underwriting Expenses”.
Our combined ratio was 91.9% for the quarter ended March 31, 2006, compared with 91.2% for the quarter ended March 31, 2005. Excluding the impact of purchase accounting adjustments, the combined ratio for the quarter ended March 31, 2005 was 91.5%. There were no purchase accounting adjustments that impacted the combined ratio for the quarter ended March 31, 2006.
Interest Expense
Interest expense was $2.7 million for the quarter ended March 31, 2006, compared with $1.9 million for the quarter ended March 31, 2005, an increase of $0.8 million or 42.0%. This increase is primarily due to increases in interest rates on the junior subordinated debt and interest expense on the $90.0 million private placement debt, which was borrowed on July 20, 2005, offset by a decrease in interest expense related to the retirement of $72.8 million of the Ball family trust senior notes, which were retired on that same date.
Income Tax Expense (Benefit)
Income tax expense was $1.3 million for the quarter ended March 31, 2006, compared with $0.1 million for the quarter ended March 31, 2005. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pretax income excluding realized gains and add actual tax on realized gains to that result. Our pretax income was $18.5 million and $14.1 million for the quarters ended March 31, 2006 and 2005, respectively. Our effective tax rate for the quarter ended March 31, 2006, was 7.0%, compared with an effective rate of 0.6% for the quarter ended March 31, 2005. The effective rates differed from the weighted average expected rate of 14.4% and 4.5% for the quarters ended March 31, 2006 and 2005, respectively, due in part to investments in tax-exempt securities.
We have an AMT credit carryover of $13.0 million as of March 31, 2006 that, subject to statutory limitations, can be carried forward indefinitely.
Equity in Net Earnings of Partnerships
Equity in net earnings of partnerships was $0.5 million for the quarter ended March 31, 2006, compared with $0.1 million for the quarter ended March 31, 2005, an increase of $0.4 million. The increase is primarily attributable to the performance of a limited partnership investment which invests mainly in high yield fixed income securities.
Extraordinary Gain
The extraordinary gain of $1.4 million for the quarter ended March 31, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with our acquisition of Wind River Investment Corporation in 2003, which are currently considered to be deductible for federal tax purposes.
Net Income and Operating Income
The factors described above resulted in net income of $17.8 million for the quarter ended March 31, 2006, compared to net income of $15.6 million for the quarter ended March 31, 2005, and increase of $2.2 million or 14.0%. Operating income was $17.7 million for the quarter ended March 31, 2006, compared with operating income of $14.5 million for quarter ended March 31, 2005, an increase of $3.2 million or 21.9%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax realized investment gains and losses less any extraordinary gains or losses. Operating income for 2006 is equal to 2006 net income less $0.1 million for after-tax realized investment gains. Operating income for 2005 is

UNITED AMERICA INDEMNITY, LTD.
equal to 2005 net income less $0.4 million for after-tax realized investment losses and $1.4 million for an extraordinary gain recorded in connection with the acquisition of Wind River Investment Corporation.
A reconciliation of operating income to net income for the quarters ended March 31, 2006 and 2005 is as follows:

	Quarter Ended	Quarter Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005
Operating income	$17,719	$14,541

Adjustments:
Net realized investment gains (losses), net of tax	59	(376)
Extraordinary gain	—	1,426

Total after-tax adjustments	59	1,050

Net income	$17,778	$15,591

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
United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders and corporate expenses, includes dividends and other permitted disbursements from Wind River Barbados, which in turn is largely dependent on dividends and other payments from Wind River Bermuda, the Luxembourg Companies, the United National Insurance Companies, the Penn-America Insurance Companies, and Penn Independent Corporation. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, commissions, service fees, finance income, investment income and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million. For 2006, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $22.0 million, including $7.2 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2005 ownership percentages. In the quarter ended March 31, 2006, the United National Insurance Companies and the Penn-America Insurance Companies declared and paid dividends of $2.5 million and $7.0 million, respectively.
For 2006, we believe that Wind River Barbados and Wind River Bermuda should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from our Bermuda operations to fund obligations of United America Indemnity, Ltd. Wind River Bermuda is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Wind River Bermuda can currently pay a dividend of up to $17.2 million without requesting BMA approval. We expect its dividend paying capacity will increase once Wind River Bermuda and Wind River

UNITED AMERICA INDEMNITY, LTD.
Barbados are combined into a single entity.
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
Cash Flows
Sources of funds consist primarily of net premiums written, investment income, and maturing investments. Funds are used primarily to pay claims and operating expenses and to purchase investments.
Our reconciliation of net income to cash provided from operations is generally influenced by the following:
•	the fact that we collect premiums in advance of losses paid;

•	the timing of our settlements with our reinsurers; and

•	the timing of our loss payments.
Net cash provided by operating activities for the quarters ended March 31, 2006 and 2005 was $40.0 million and $21.7 million, respectively. The increase in cash flows of approximately $18.3 million from the prior year was primarily a net result of the following items: 1) an increase in net premiums collected of $34.0 million; 2) an increase in net losses paid of $20.3 million; 3) an increase in agency commission and operating revenues of $9.7 million, offset by an increase in agency commission and operating expense of $2.3 million; 4) an increase in net investment income collected of $7.3 million; and 5) an increase in acquisition costs and other underwriting expenses of $8.0 million.
Net cash used for investing activities for the quarters ended March 31, 2006 and 2005 was $114.4 million and $143.8 million, respectively. Included in 2005 was a use of cash of $58.5 million, which represented the excess of funds used to acquire Penn Independent and Penn-America over the funds acquired. Exclusive of this use of cash in 2005, there was an increase in the use of cash for the quarter ended March 31, 2006 from the quarter ended March 31, 2005 of $29.1 million. This increase from the prior year was primarily due to the following items: 1) a net decrease of $46.2 million of proceeds from the sale of bonds and stocks; 2) a decrease of $2.3 million from the maturities of bonds; 3) a decrease of $4.0 million of proceeds from the sale of other invested assets; and 4) a net decrease of $23.4 million of purchases of bonds and stocks.
Net cash used for financing activities for the quarters ended March 31, 2006 and 2005 was $0.2 million and $0.7 million, respectively. The decrease in cash used from the prior year of $0.5 million was primarily due to the following items: 1) a decrease in net borrowings under the credit facility of $0.3 million; 2) tax benefits associated with implementing SFAS 123R of $0.2 million; 3) a decrease in payments under capital lease obligation of $0.1 million; and 4) an increase in net borrowings of term debt of $0.1 million.
Liquidity
Each company in our U.S. Insurance Operations and our Non-U.S. Insurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At March 31, 2006, United America Indemnity had cash and cash equivalents of $145.5 million.
The United National Insurance Companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata among the members of the group. United National Insurance Company is

UNITED AMERICA INDEMNITY, LTD.
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

UNITED AMERICA INDEMNITY, LTD.
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
Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, our credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our shareholders’ equity, or $196.4 million at March 31, 2006. Our investment in equity securities was $67.3 million at March 31, 2006. In addition, our investment in limited partnership securities was $57.4 million at March 31, 2006.
We have access to various capital sources including dividends from insurance subsidiaries, invested assets in our Non-U.S. Subsidiaries, undrawn capacity under United National Insurance Company’s discretionary demand line of credit, and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs.
For further disclosure regarding Liquidity, see Item 7 in our 2005 Annual Report on Form 10-K.
Capital Resources
We do not anticipate paying any cash dividends on any of our common shares in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.
On January 18, 2006, UAI Luxembourg Investment loaned $6.0 million to United America Indemnity, Ltd. The loan has been and will be used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. United America Indemnity, Ltd. is dependent on its subsidiaries to pay it dividends to pay its operating expenses. We anticipate that our Bermuda insurance operations will begin to pay dividends to United America Indemnity, Ltd. during 2007.
UAI Luxembourg Investment holds promissory notes of $175.0 million and $110.0 million from UAI Group, which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $110.0 million note was issued on January 24, 2005. It is anticipated that interest on both notes will be paid yearly. UAI Group has no operations. The ability of UAI Group to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
     Our business trust subsidiaries have issued floating rate capital and floating rate common securities. A summary of the terms related to these securities is as follows:

Issuer	Amount	Maturity	Interest Rate	Call Provisions
AIS through its wholly owned subsidiary UNG Trust 1	$10.0 million issued September 30, 2003	September 30, 2033	Payable quarterly at the Three month London Interbank Offered Rate (“LIBOR) plus 4.05%	At par after September 30, 2008
AIS through its wholly owned subsidiary UNG Trust 2	$20.0 million issued October 29, 2003	October 29, 2033	Payable quarterly at the three month LIBOR plus 3.85%	At par after October 29, 2008
PAGI through its wholly owned subsidiary Penn Trust II	$15.0 million issued May 15, 2003	May 15, 2033	Payable quarterly at the three month LIBOR plus 4.1%	At par after May 15, 2008
PAGI through its wholly owned subsidiary Penn Trust I	$15.0 million issued December 4, 2002	December 4, 2032	Payable quarterly at the three month LIBOR plus 4.0% (1)	At par after December 4, 2009

(1)	To protect against increases in interest rates, we have a fixed rate interest rate swap on these securities that locks the interest at an annual rate of 7.4%. The swap agreement expires on December 4, 2007.
The proceeds from the above offerings were used to purchase junior subordinated interest notes and were used to support the business growth in the insurance subsidiaries and general business needs.
Distributions on the above securities can be deferred up to five years, but in the event of such deferral, we may not declare or pay cash dividends on the common stock of the applicable subsidiary.
Our wholly owned business trust subsidiaries, UNG Trust I, UNG Trust II, Penn Trust I, and Penn Trust II, are not consolidated pursuant to FIN 46R. Our business trust subsidiaries have issued $60.0 million in floating rate capital securities and $1.9 million of floating rate common securities. The sole assets of the business trust subsidiaries are $61.9 million of our junior subordinated debentures, which have the same terms with respect to maturity, payments and distributions as the floating rate capital securities and the floating rate common securities.
United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no outstanding borrowings against this line of credit as of March 31, 2006.
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

UNITED AMERICA INDEMNITY, LTD.
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
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as in the materials filed and to be filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk, and equity price risk, which are discussed separately below.
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
As of March 31, 2006, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
(Dollars in thousands)		Market Value
Basis Point Change	Market Value	$	%
200	$1,114,458	$(87,757)	(7.9)%
100	1,158,287	(43,928)	(4.0)
No change	1,202,215	—	—
(100)	1,245,042	42,827	3.9
(200)	1,285,858	83,643	7.6

UNITED AMERICA INDEMNITY, LTD.
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
With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts for collateral. As of March 31, 2006, $669.9 million of collateral was held in trust to support the reinsurance receivables.
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
As of March 31, 2006, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10%, and 20% increase or decrease in the market prices of our preferred and common equity securities. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

	(Dollars in thousands)
		Hypothetical
	Estimated Fair Value	Percentage Increase
Hypothetical Price	after Hypothetical	(Decrease) in
Change	Change in Prices	Shareholders’ Equity
(20%)	$53,849	(1.3%)
(10%)	60,580	(0.7%)
No change	67,311	—
10%	74,042	0.7%
20%	80,773	1.3%

UNITED AMERICA INDEMNITY, LTD.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Financial Officer, who is acting in his capacity as such, and our President, the President and Chief Executive Officer of United America Insurance Group, and the President and Chief Executive Officer of Penn Independent Corporation, who are currently fulfilling the duties and responsibilities of our principal executive officer in the aggregate, have concluded that as of March 31, 2006, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

UNITED AMERICA INDEMNITY, LTD.
PART II—OTHER INFORMATION
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
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk factors” in our 2005 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2006. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or future prospects.
Item 5. Other Information
On May 5, 2006, Mr. Joseph F. Morris entered into an amendment to his employment agreement with United America Indemnity Group, Inc., an indirect, wholly owned subsidiary of United America Indemnity, Ltd., effective as of February 15, 2006. The amendment corrects a typographical error contained in Mr. Morris’ employment agreement by replacing all references to “April 1” in Section 1.03.4 of the employment agreement with “February 15.” Mr. Morris’ employment agreement was previously filed as Exhibit 10.28 to the Company’s 2005 Annual Report on Form 10-K.
The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the amendment, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.
Item 6. Exhibits

10.1	Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of April 10, 2006, by and among United America Indemnity, Ltd., U.N. Holdings (Cayman) Ltd., those co-investment funds signatory thereto and those trust signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 20, 2005).

10.2+*	Amendment to Executive Employment Agreement, dated as of February 15, 2006 between United America Indemnity Group, Inc. and Joseph F. Morris.

31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

UNITED AMERICA INDEMNITY, LTD.

31.4+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD.
Registrant

May 10, 2006	By:	/s/ Kevin L. Tate

Date: May 10, 2006	Kevin L. Tate
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)