Form 10-Q
period 2006-06-30
UNITED AMERICA INDEMNITY, LTD
filed 2006-08-09
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2006, the registrant had outstanding 24,176,533 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;
2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc. (corporate name changed from U.N. Holdings II, Inc. on September 15, 2005), U.N. Holdings Inc. (liquidated as of May 31, 2006), Wind River Investment Corporation (liquidated as of May 31, 2006), American Insurance Service, Inc., Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations;
3)	“UAI Group” refers to our U.S. Insurance Operations;
4)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by American Insurance Service, Inc.’s subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;
5)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;
6)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;
7)	“Penn-America” refers to Penn-America Group, Inc. and it’s subsidiaries;
8)	the “Insurance Operations” refers to the U.S. Insurance Operations and the Non-U.S. Insurance Operations;

9)	the “Agency Operations” refers to Penn Independent Corporation, PIC Holdings, Inc., Penn Independent Financial Services, Inc., Penn Oceanic Insurance Co., Ltd. (Barbados), Residential Underwriting Agency, Inc., Stratus Insurance Services, Inc. (sold effective December 31, 2005), Stratus Web Builder, Inc. (sold effective December 31, 2005), Apex Insurance Agency, Inc., Apex Insurance Services of Illinois, Inc., Summit Risk Services, Inc., Delaware Valley Underwriting Agency, Inc. (“DVUA”), DVUA Pittsburgh, Inc., DVUA Massachusetts, Inc., DVUA of New York, Inc., DVUA of New Jersey, Inc., DVUA West Virginia, Inc., DVUA North Carolina, Inc., DVUA of Ohio, Inc., DVUA South Carolina, Inc., and DVUA Virginia, Inc.;
10)	“Penn Independent” refers to Penn Independent Corporation and its subsidiaries;
11)	our “Non-U.S. Insurance Operations” refers to the insurance and reinsurance and related operations of Wind River Barbados and Wind River Bermuda;
12)	our “Non-U.S. Subsidiaries” refers to our Non-U.S. Insurance Operations, U.A.I. (Gibraltar) Limited (liquidated as of May 31, 2006), U.A.I. (Gibraltar) II Limited (liquidated as of May 31, 2006), the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.;
13)	“Wind River Barbados” refers to Wind River Insurance Company (Barbados) Ltd.;
14)	“Wind River Bermuda” refers to Wind River Insurance Company, Ltd.;
15)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., and Wind River (Luxembourg) S.ar.l.;
16)	“AIS” refers to America Insurance Service, Inc.;
17)	“United National” refers to the United National Insurance Companies, and Emerald Insurance Company;
18)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;
19)	“GAAP” refers to accounting principles generally accepted in the United States of America; and
20)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
ASSETS	June 30, 2006	December 31, 2005
Bonds:
Available for sale securities, at fair value (amortized cost: $1,277,588 and $1,092,137)	$1,238,145	$1,085,624
Preferred shares:
Available for sale securities, at fair value (cost: $3,744 and $6,563)	4,060	6,400
Common shares:
Available for sale securities, at fair value (cost: $56,779 and $56,654)	62,391	59,602
Other invested assets
(cost: $24,674 and $25,942)	56,224	52,427

Total investments	1,360,820	1,204,053

Cash and cash equivalents	137,894	220,122
Accounts receivable	23,812	24,235
Agents’ balances, net	89,301	78,669
Reinsurance receivables, net	1,167,575	1,278,156
Accrued investment income	14,076	12,260
Federal income taxes receivable	247	415
Deferred federal income taxes, net	25,954	21,646
Deferred acquisition costs, net	60,222	59,339
Goodwill	101,900	101,854
Intangible assets, net	30,007	30,852
Prepaid reinsurance premiums	40,129	41,688
Other assets	23,656	33,324

Total assets	$3,075,593	$3,106,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,855,890	$1,914,224
Unearned premiums	279,836	272,552
Amounts held for the account of others	21,869	22,781
Ceded balances payable	16,003	22,895
Insurance premium payable	30,211	25,252
Payable for securities	6,622	—
Contingent commissions	7,349	11,061
Senior notes payable	90,000	90,000
Junior subordinated debentures	61,857	61,857
Notes and loans payable	5,512	6,455
Other liabilities	35,935	39,547

Total liabilities	2,411,084	2,466,624

Commitments and contingencies (Note 8)	—	—

Minority interest	—	62

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,170,437 and 23,868,402 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	508,604	504,541
Accumulated other comprehensive income	(8,042)	9,471
Retained earnings	163,943	125,911

Total shareholders’ equity	664,509	639,927

Total liabilities and shareholders’ equity	$3,075,593	$3,106,613

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:

Gross premiums written	$167,295	$163,902	$326,853	$299,362

Net premiums written	$142,688	$136,294	$278,025	$245,815

Net premiums earned	$133,751	$119,802	$269,181	$221,914
Agency commission and fee revenues	8,804	10,115	18,351	16,367
Net investment income	17,936	11,114	31,615	22,982
Net realized investment (losses) gains	(4)	394	39	(222)

Total revenues	160,487	141,425	319,186	261,041

Losses and Expenses:
Net losses and loss adjustment expenses	80,464	71,221	159,428	134,818
Acquisition costs and other underwriting expenses	41,775	34,907	86,088	64,446
Agency commission and operating expenses	8,863	10,174	18,731	17,093
Corporate and other operating expenses	3,902	4,633	8,201	8,175
Interest expense	2,958	2,180	5,678	4,096

Income before income taxes	22,525	18,310	41,060	32,413
Income tax expense	2,315	145	3,600	226

Net income before minority interest and equity in net income of partnerships	20,210	18,165	37,460	32,187
Minority interest, net of taxes	4	(23)	—	9
Equity in net income of partnerships	40	314	572	425

Net income before extraordinary gain	20,254	18,456	38,032	32,621
Extraordinary gain	—	—	—	1,426

Net income	$20,254	$18,456	$38,032	$34,047

Per share data:

Net income before extraordinary gain:
Basic	$0.55	$0.51	$1.04	$0.92

Diluted	$0.55	$0.50	$1.03	$0.91

Extraordinary gain:
Basic	$—	$—	$—	$0.04

Diluted	$—	$—	$—	$0.04

Net income:
Basic	$0.55	$0.51	$1.04	$0.96

Diluted	$0.55	$0.50	$1.03	$0.95

Weighted-average number of shares outstanding:
Basic	36,664,626	36,392,539	36,615,325	35,331,277

Diluted	37,115,922	37,045,044	37,047,091	36,015,474

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$20,254	$18,456	$38,032	$34,047

Other comprehensive (loss) income before tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(14,883)	13,927	(21,262)	2,332
Less: Reclassification adjustment for losses included in net income	(19)	(498)	118	(1,030)

Other comprehensive (loss) income, before tax	(14,864)	14,425	(21,380)	3,362
Income tax (benefit) expense related to items of other comprehensive (loss) income	(3,537)	3,584	(3,867)	93

Other comprehensive (loss) income, net of tax	(11,327)	10,841	(17,513)	3,269

Comprehensive income, net of tax	$8,927	$29,297	$20,519	$37,316

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
Number of Class A common shares:
Number at beginning of period	23,868,402	15,585,653
Class A common shares issued in merger	—	7,930,536
Class A common shares issued under share incentive plans	289,918	322,479
Class A common shares issued to directors	12,117	29,734

Number at end of period	24,170,437	23,868,402

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$2
Class A common shares issued	—	1

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$504,541	$356,725
Contributed capital from common shares	—	142,925
Share compensation plans	4,063	5,865
Other	—	(974)

Balance at end of period	$508,604	$504,541

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$9,471	$15,507
Other comprehensive loss	(17,513)	(6,036)

Balance at end of period	$(8,042)	$9,471

Retained earnings:
Balance at beginning of period	$125,911	$60,318
Net income	38,032	65,593

Balance at end of period	$163,943	$125,911

Total shareholders’ equity	$664,509	$639,927

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$38,032	$34,047
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	131	90
Amortization and depreciation	1,009	882
Restricted stock expense	3,864	2,155
Extraordinary gain	—	(1,426)
Deferred federal income taxes	(783)	(1,178)
Amortization of bond premium and discount, net	2,714	3,290
Net realized investment (gains) losses	(39)	222
Equity in net earnings of minority interest and net income of partnerships	(572)	(434)
Changes in:
Agents’ balances	(8,577)	(9,185)
Account receivables	423	14,179
Reinsurance receivables	110,581	146,925
Unpaid losses and loss adjustment expenses	(58,334)	(113,312)
Unearned premiums	7,284	20,821
Ceded balances payable	(6,892)	(2,984)
Insurance premiums payable	2,969	(15,036)
Other assets and liabilities, net	7,207	(1,501)
Amounts held for the account of others	(912)	3,400
Contingent commissions	(3,817)	(2,334)
Prepaid reinsurance premiums	1,559	3,079
Deferred acquisition costs, net	(1,486)	(19,012)
Other — net	(2,347)	(2,298)

Net cash provided by operating activities	92,014	60,390

Cash flows from investing activities:
Proceeds from sale of bonds	41,256	145,443
Proceeds from sale of stocks	22,153	22,925
Proceeds from maturity of bonds	85,773	27,379
Proceeds from sale of other invested assets	1,293	5,914
Purchase of bonds	(302,876)	(284,163)
Purchase of stocks	(21,085)	(10,906)
Purchase of other invested assets	(12)	(148)
Acquisition of business, net of cash acquired	—	(58,529)

Net cash used for investing activities	(173,498)	(152,085)

Cash flows from financing activities:
Borrowing under credit facility	1,865	1,954
Repayments of credit facility	(2,322)	(2,583)
Tax benefits associated with SFAS 123R	199	—
Dividends paid to minority shareholders	—	(22)
Capital lease obligations	—	(149)
Decrease in term debt	—	(336)
Principal payments of term debt	(486)	—

Net cash used for financing activities	(744)	(1,136)

Net change in cash and cash equivalents	(82,228)	(92,831)
Cash and cash equivalents at beginning of period	220,122	242,123

Cash and cash equivalents at end of period	$137,894	$149,292

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Principles of Consolidation and Basis of Presentation
United America Indemnity, Ltd. (“United America Indemnity” or the “Company”), was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. The Company’s Class A common stock is publicly traded on the NASDAQ Global Market under the trading symbol “INDM.”
The consolidated June 30, 2006 and 2005 financial statements are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.
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
The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), Penn-America Statutory Trust I (“Penn Trust I”) and Penn-America Statutory Trust II (“Penn Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), revised December 2003, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $60.0 million in floating rate capital securities (“Trust Preferred Securities”) and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Investments
The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. The difference between amortized cost and fair value of these investments, excluding the derivative components imbedded in bonds and preferred stock, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the derivative components is included in income.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Bonds available for sale with an estimated fair market value of approximately $254.5 million and $311.4 million, were deposited with various governmental authorities in accordance with statutory requirements at June 30, 2006 and December 31, 2005, respectively. In addition, bonds with an estimated fair market value of $5.5 million and $5.4 million at June 30, 2006 and December 31, 2005, respectively, were held in a trust fund to meet the regulatory requirements applicable to Wind River Bermuda, one of the Company’s subsidiaries.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2006:

				Gross Unrealized Losses
			Cost or			Between
(Dollars in	Number of		Amortized		Six Months	Seven Months	Greater than
thousands)	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year (1)
Bonds	589	$1,060,060	$1,095,817	$34,757	$7,858	$14,242	$13,657
Preferred Stock	3	1,606	1,687	81	63	18	—
Common Stock	26	14,155	14,956	801	9	792	—

				$35,639	$7,930	$15,052	$13,657

(1)	At June 30, 2006, the Company had 386 bonds that were in an unrealized loss position for greater than one year. 96% of these securities are investment grade, and the remaining 4% are convertible securities.
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

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by the Company as of June 30, 2006, concluded the unrealized losses discussed above are not other than temporary impairments.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company recorded the following other than temporary losses on its investment portfolio for the quarter and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Preferred stock	$—	$—	$167	$—
Common stock	37	50	37	100

Total	$37	$50	$204	$100

3. Reinsurance
The Company cedes insurance to unrelated insurers on a pro rata and excess of loss basis in the ordinary course of business to limit its loss exposure. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.
At June 30, 2006 and December 31, 2005, the Company carried reinsurance receivables of $1,167.6 million and $1,278.1 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment, which was due to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves, lowered the reinsurance receivables balance by $20.3 million and $21.2 million at June 30, 2006 and December 31, 2005, respectively. The second purchase accounting adjustment netted uncollectible reinsurance reserves of $49.1 million against the reinsurance receivables to properly reflect the reinsurance receivables at their fair value on September 5, 2003, the date of the Company’s acquisition of Wind River Investment Corporation. Due to commutations and charge-offs of uncollectible reinsurance recoverables, this purchase accounting adjustment has been reduced to $28.7 million at June 30, 2006 and December 31, 2005.
At June 30, 2006 and December 31, 2005, the Company held collateral securing its reinsurance receivables of $654.3 million and $691.7 million, respectively. Prepaid reinsurance premiums were $40.1 million and $41.7 million at June 30, 2006 and December 31, 2005, respectively. Reinsurance receivables, net of collateral held, were $513.3 million and $586.4 million at June 30, 2006 and December 31, 2005, respectively.
During the quarters and six months ended June 30, 2006 and 2005, the Company recorded the following ceded amounts:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Earned premium	$24,831	$27,804	$50,389	$56,626
Commissions	6,099	6,195	11,870	11,029
Incurred losses (1)	13,094	(56,646)	27,802	(37,303)

(1)	—	As a result of the Company’s quarterly review of unpaid losses and loss adjustment expenses in the second quarter of 2005, the Company reduced gross and ceded unpaid loss and loss adjustment expenses related to prior periods by $79.2 million.
The Company’s casualty writings create exposure to casualty clash events. Casualty clash events arise when two or more insureds are involved in the same loss occurrence or a single insured is in involved in a loss occurrence that triggers coverage under multiple policies. During the first quarter of 2006, the Company renewed its casualty clash reinsurance treaty program. The casualty clash reinsurance treaty provides $10.0 million of coverage per occurrence which attaches above the applicable underlying excess of loss general liability, professional liability, and umbrella reinsurance treaties for casualty clash events, loss adjustment expenses, and 90% of losses due to extra contractual obligations and judgments in excess of policy limits.
During the first quarter of 2006, the Company also renewed its umbrella reinsurance treaty, which provides reinsurance coverage equal to nine (9) times the Company’s retained liability, subject to a maximum cession to the reinsurer of $4.5 million per occurrence / per claim / per policy plus the reinsurer’s proportionate share of loss adjustment expenses, losses due to extra contractual obligations, and judgments in excess of policy limits. The Company’s retained liability is $0.5 million per occurrence / per claim / per policy.
The Company has renewed its UAIG Catastrophe Reinsurance Treaty effective during the period June 1, 2006 through May 31, 2007. The Company purchased catastrophe reinsurance coverage for $25.0 million of coverage in excess of $5.0 million per occurrence from Ariel Reinsurance Co. Ltd, American Re-Insurance Company, Axis Specialty Ltd., Endurance Specialty Insurance Ltd., Hannover Re Bermuda Ltd., Montpelier Reinsurance Ltd., Transatlantic Reinsurance Company, and Validus Reinsurance Ltd., all at varying levels of participation. This

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
coverage provides: 1) $3.0 million of coverage in excess of $5.0 million, with a 55% participation rate by the Company; 2) $8.0 million of coverage in excess of $8.0 million, with a 5% participation rate by the Company; and 3) $14.0 million of coverage in excess of $16.0 million, with no participation by the Company. As a result of this renewal, the Company’s net retention per occurrence under this program has increased from $5.0 million to $7.05 million. The coverage also provides for one full reinstatement of coverage at 100% additional premium as to time and pro-rata as to amount of limit reinstated.
The Company continues to maintain additional excess catastrophe reinsurance providing for $30.0 million of coverage in excess of $30.0 million per occurrence, effective during the period January 1, 2006 through May 31, 2007. The participating reinsurers are American Re-Insurance Company, ACE Tempest Re, Axis Specialty Ltd., Endurance Specialty Insurance Ltd., New Castle Re, Montpelier Reinsurance Ltd., XL Re Ltd., Odyssey America Re, Renaissance Re, and Validus Reinsurance Ltd., all at varying levels of participation, and with no participation by the Company. This coverage also provides for one full reinstatement of coverage at 100% additional premium as to time and pro-rata as to amount of limit reinstated.
Additionally, the Company entered into a catastrophe reinsurance agreement effective during the period June 1, 2006 through May 31, 2007, providing for additional excess catastrophic reinsurance coverage of $15.0 million in excess of $60.0 million per occurrence. The participating reinsurers are Ariel Reinsurance Co. Ltd., Axis Specialty Ltd., Montpelier Reinsurance Ltd., Transatlantic Reinsurance Company, and XL Re Ltd., all at varying levels of participation, and with no participation by the Company. This coverage provides for one full reinstatement of coverage at 100% additional premium as to time and pro-rata as to amount of limit reinstated.
Separately, the Penn-America Insurance Companies did not renew the underlying $3.0 million in excess of $2.0 million of catastrophic reinsurance coverage they previously maintained.
Therefore, in total, the Company currently maintains catastrophic reinsurance coverage of $70.0 million in excess of $5.0 million per occurrence, subject to the above referenced participations by the Company.
4. Income Taxes
The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes for the six months ended June 30, 2006 of $41.1 million represents $23.3 million from the Non-U.S. Subsidiaries and $17.8 million from the U.S. Subsidiaries. The Company’s income before income taxes for the six months ended June 30, 2005 of $32.4 million represents $26.5 million from the Non-U.S. Subsidiaries and $5.9 million from the U.S. Subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended		Quarter Ended
	June 30, 2006		June 30, 2005
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$3,598	16.0%	$1,448	7.9%
Adjustments:
Tax exempt interest	(1,349)	(6.0)	(1,308)	(0.4)
Dividend exclusion	(111)	(0.5)	(75)	(0.6)
Other	177	0.8	80	0.4

Actual Taxes	$2,315	10.3%	$145	0.8%

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$6,257	15.2%	$2,079	6.4%
Adjustments:
Tax exempt interest	(2,601)	(6.3)	(2,561)	(7.9)
Dividend exclusion	(236)	(0.5)	(156)	(0.5)
Other	180	0.4	864	2.7

Actual Taxes	$3,600	8.8%	$226	0.7%

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that this interpretation will have on its financial results and position.
5. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay losses and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is necessarily a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at June 30, 2006, the related adjustments could have a material impact on the Company’s results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table shows the Company’s estimated gross losses incurred related to the 2005 hurricanes as of June 30, 2006 and December 31, 2005:

(Dollars in thousands)	June 30, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$650	$1,250	$(600)
Katrina second landfall	36,929	30,600	6,329
Rita	4,500	3,400	1,100
Wilma	8,900	7,700	1,200

Total	$50,979	$42,950	$8,029

The following table shows the Company’s estimated net losses incurred related to the 2005 hurricanes as of June 30, 2006 and December 31, 2005:

(Dollars in thousands)	June 30, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$207	$560	$(353)
Katrina second landfall	5,833	2,400	3,433
Rita	4,100	3,000	1,100
Wilma	2,000	2,000	—

Total	$12,140	$7,960	$4,180

During the first half of 2006, the Company did not record any favorable or unfavorable loss development relative to prior accident years. Within its property lines, the Company updated its previous estimate of losses relative to hurricanes Katrina, Rita, and Wilma in the first quarter of 2006 and increased its estimate of net losses by $4.2 million. In addition to the losses, an additional $0.2 million of reinstatement costs were incurred during the first half of 2006, bringing the total reinstatement costs associated with these hurricanes to $2.1 million. These increases in net losses were offset by continued favorable development of the Company’s 2005 accident year non-catastrophe property losses, resulting in no impact to total net losses and loss adjustment expenses in 2006. With respect to its hurricane losses, the Company has received over 1,100 claims related to Katrina’s second landfall, and the actual adjustment process has resulted in a higher level of damageability than was reflected in the Company’s original estimates. As a result of the increase in catastrophe reserves, the Company has exceeded the limits of its $25.0 million in excess of $5.0 million catastrophe reinsurance coverage available for Katrina second landfall losses. Additionally, the Penn-America Insurance Companies have exceeded the limits of their underlying $3.0 million in excess of $2.0 million catastrophe reinsurance coverage available for Katrina, Rita, or Wilma losses.
6. Notes and Loans Payable
Notes Payable
Notes payable is comprised of a $4.5 million revolving line of credit which expires on November 30, 2006, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amounts due on the line of credit as of June 30, 2006 and December 31, 2005 were $2.4 million and $2.9 million, respectively. The Company has agreed to a security agreement granting the bank a first priority perfected lien on finance receivables of Penn Independent Financial Services, Inc. (“PIFSI”). On December 29, 2005, AIS entered into a guaranty and suretyship agreement with the bank whereby AIS will unconditionally jointly and severally guarantee the timely payment of any and all indebtedness owed to the bank by PIFSI. Interest expense resulting from the line of credit was $0.04 million and $0.04 million for the quarters ended June 30, 2006 and 2005, respectively, and $0.09 million and $0.06 million for the six months ended June 30, 2006 and 2005, respectively.
Loans Payable
Loans payable of $3.1 million and $3.6 million as of June 30, 2006 and December 31, 2005 were comprised of three and five loans payable, respectively, to vendors, a minority shareholder, and former minority shareholders. Interest expense related to loans payable was $0.04 million and $0.04 million for the quarters ended June 30, 2006 and 2005, respectively, and $0.07 million and $0.05 million for the six months ended June 30, 2006 and 2005, respectively.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Related Party Transactions
At June 30, 2006 and December 31, 2005, Wind River Barbados was a limited partner in investment funds managed by Fox Paine & Company. The Company’s investment in this limited partnership was valued at $4.1 million at June 30, 2006 and December 31, 2005. At June 30, 2006, the Company had an additional capital commitment of $4.1 million to the partnership.
During the six months ended June 30, 2006, the Company paid $0.04 million to Cozen O’Connor for legal services rendered. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
During the quarter and six months ended June 30, 2006, the Company paid $0.02 million and $0.04 million, respectively, in premium to Validus Reinsurance Ltd. (“Validus”), a current participant on the Company’s $30.0 million in excess of $30.0 million and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties. No losses were ceded by the Company under these treaties. The Company expects to pay $0.7 million to Validus in connection with its participation in these reinsurance agreements. Edward J. Noonan, the chairman and chief executive officer of Validus, and John J. Hendrickson, a member of Validus’ Board of Directors, are both members of the Company’s Board of Directors.
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
On May 25, 2006, the Company, Fox Paine & Company, and Wind River Holdings, L.P, formerly The AMC Group, L.P. (“Wind River Holdings”), entered into Amendment No. 1 (the “Amendment”) to the Management Agreement (the “Agreement”). The Amendment terminated Wind River Holdings’ services as of May 25, 2006, and provided that Wind River Holdings refund $0.04 million to the Company as a net repayment of the Annual Service Fee paid by the Company to Wind River Holdings on November 2, 2005. Furthermore, the Amendment modifies the Agreement to reflect the Company’s new 6.22% guaranteed senior notes, which were issued in 2005, as opposed to the 5% senior notes, which were paid off by the Company in 2005 upon the issuance of the guaranteed senior notes. Per terms of the Amendment, the next management fee payment of $1.5 million is payable to Fox Paine & Company on November 1, 2006.
On June 30, 2006, DVUA Massachusetts, Inc. repurchased twenty shares of common stock that it issued to a minority shareholder. As a result, DVUA Massachusetts, Inc. is now a wholly owned subsidiary of the Company.
During the quarter and six months ended June 30, 2006, the Company directly reimbursed Fox Paine & Company $0.05 million and $0.1 million, respectively, for expenses incurred in providing management services.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to share-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123R requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.5 million for the year ended December 31, 2005 and $0.2 million for the six months ended June 30, 2006.
The adoption of SFAS 123R resulted in a cumulative benefit of $0.1 million.
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
During the quarter and six months ended June 30, 2006, the Company recorded $1.2 million and $1.8 million, respectively, of compensation expense for the 1,661,772 options granted under the Plan. During the quarter and six months ended June 30, 2005, the Company recorded $0.3 million and $0.5 million of compensation expense for the 1,800,665 options granted under the Plan. The Company received $0.1 million and $0.6 million of proceeds from the exercise of options during the quarters ended June 30, 2006 and 2005, respectively, and $1.1 million and $1.3 million of proceeds from the exercise of options during the six months ended June 30, 2006 and 2005, respectively.
The intrinsic value of the outstanding, exercisable, and exercised options, which is the difference between the fair market value and the strike price of the option, was $10.2 million, $6.0 million, and $1.4 million, respectively, at June 30, 2006. The total unrecognized compensation expense for the outstanding options was $2.8 million at June 30, 2006, which will be recognized over a weighted average life of 2.8 years.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2005	1,545,055	$11.35
Options issued	—	—
Options forfeited	(125,162)	$14.99
Options cancelled (reversed)	—	—
Options exercised	(116,858)	$9.65

Options outstanding at June 30, 2006	1,303,035	$13.00

Options exercisable at June 30, 2006	538,119	$11.82

The options exercisable at June 30, 2006 include the following:

	Number of options	Weighted Average
Option Price	exercisable	Remaining Life
$6.50	56,074
$8.49	12,834
$10.00	305,500
$14.62	2,000
$17.00	109,894
$17.81	25,817
$18.27	25,000
$18.40	1,000

Options exercisable at June 30, 2006	538,119	7.4 years

There were no options granted in the six months ended June 30, 2006. The weighted average fair value of options granted under the Plan was $4.73 in the six months ended June 30, 2005, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Dividend yield	N/A	0.0%
Expected volatility	N/A	23.0%
Risk-free interest rate	N/A	3.8%
Expected option life	N/A	5 years
Forfeiture rate	10.2%	N/A
The following tables summarize the range of exercise prices of options outstanding at June 30, 2006:

		Weighted Average
Ranges of	Outstanding at	Per Share Exercise	Weighted Average
Exercise Prices	June 30, 2006	Price	Remaining Life
$5.50 — $9.99	68,908	$6.87	6.1 years
$10.00 — $16.00	704,875	$10.07	7.2 years
$17.00 — $20.00	529,252	$17.68	8.2 years

Total	1,303,035

Prior to January 1, 2006, the Company granted an aggregate of 334,464 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). The Restricted Shares generally vest over three years. The Company granted an aggregate of 50,201 Class A common shares to non-employee directors of the Company under the Plan (“Director Restricted Shares”), which are fully vested. During the six months ended June 30, 2006, the Company granted 12,117 Director Restricted Shares. As a result of the

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Compensation Committee approval of an award of an Annual Integration Bonus as described in Note 21, “Subsequent Events” of the Company’s 2005 Annual Report on Form 10-K, during the six months ended June 30, 2006, the Company granted 153,701 Restricted Shares to Plan Participants employed as of February 15, 2006 of which 61,436 of shares vested immediately and the remainder over a three-year period. In addition, the Company granted 20,000 Class A common shares, subject to certain restrictions, to several key employees.
The Company recognized compensation expense for restricted stock of $0.2 million and $0.0 million during the quarters ended June 30, 2006 and 2005, respectively, and $0.7 million and $0.2 million during the six months ended June 30, 2006 and 2005, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $2.8 million at June 30, 2006, which will be recognized over a weighted average life of 3.9 years. The fair value of the 4,933 Restricted Shares that vested during the second quarter of 2006 was $21.60 per share at June 30, 2006.
The following table summarizes the non-vested restricted stock activity for the quarter ended June 30, 2006.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Non-vested restricted stock at December 31, 2005	83,571	$17.96

Stock issued	185,818	$21.68
Stock vested	(80,349)	$21.23
Stock forfeited	(750)	$17.00
Stock returned	750	$17.00

Non-vested restricted stock at June 30, 2006	189,040	$20.74

10. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Income available to common shareholders before extraordinary gain	$20,254	$18,456	$38,032	$32,621
Extraordinary gain	—	—	—	1,426

Net income	$20,254	$18,456	$38,032	$34,047

Basic earnings per share:
Weighted average shares for basic earnings per share	36,664,626	36,392,539	36,615,325	35,331,277

Net income available to common shareholders before extraordinary gain	$0.55	$0.51	$1.04	$0.92
Extraordinary gain	—	—	—	0.04

Net income	$0.55	$0.51	$1.04	$0.96

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,115,922	37,045,044	37,047,091	36,015,474

Net income available to common shareholders before extraordinary gain	$0.55	$0.50	$1.03	$0.91
Extraordinary gain	—	—	—	0.04

Net income	$0.55	$0.50	$1.03	$0.95

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares for basic earnings per share	36,664,626	36,392,539	36,615,325	35,331,277
Non-vested restricted stock	23,219	—	19,311	—
Options and warrants	428,077	652,505	412,455	684,197

Weighted average shares for diluted earnings per share	37,115,922	37,045,044	37,047,091	36,015,474

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

Quarter Ended June 30, 2006:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total

Revenues:
Gross premiums written	$167,295	$—	$—	$—	$167,295

Net premiums written	$142,688	$—	$—	$—	$142,688

Net premiums earned	$133,751	$—	$—	$—	$133,751
Agency commission and fee revenues	—	9,583	—	(779)	8,804
Net investment income	—	—	17,936	—	17,936
Net realized investment losses	—	—	(4)	—	(4)

Total revenues	133,751	9,583	17,932	(779)	160,487
Losses and Expenses:
Net losses and loss adjustment expenses	80,464	—	—	—	80,464
Acquisition costs and other underwriting expenses	42,606	—	—	(831)	41,775
Agency commission and operating expenses	—	9,533	—	(670)	8,863
Corporate and other operating expenses	—	—	3,708	194	3,902
Interest expense	—	—	2,958	—	2,958

Income (loss) before income taxes	$10,681	$50	$11,266	$528	22,525

Income tax expense					2,315

Net income before minority interest and equity in net income of partnerships					20,210
Minority interest and equity in net income of partnerships					44

Net income					$20,254

Quarter Ended June 30, 2005:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total

Revenues:
Gross premiums written	$163,902	$—	$—	$—	$163,902

Net premiums written	$136,294	$—	$—	$—	$136,294

Net premiums earned	$119,802	$—	$—	$—	$119,802
Agency commission and fee revenues	—	10,940	—	(825)	10,115
Net investment income	—	—	11,114	—	11,114
Net realized investment (losses) gains	—	—	394	—	394

Total revenues	119,802	10,940	11,508	(825)	141,425
Losses and Expenses:
Net losses and loss adjustment expenses	71,221	—	—	—	71,221
Acquisition costs and other underwriting expenses	35,079	—	—	(172)	34,907
Agency commission and operating expense	—	10,573	—	(399)	10,174
Corporate and other operating expenses	—	—	4,633	—	4,633
Interest expense	—	—	2,180	—	2,180

Income before income taxes	$13,502	$367	$4,695	$(254)	18,310

Income tax benefit					145

Net income before equity in net income of partnerships					18,165
Equity in net income of partnerships					291

Net income					$18,456

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2006:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total

Revenues:
Gross premiums written	$326,853	$—	$—	$—	$326,853

Net premiums written	$278,025	$—	$—	$—	$278,025

Net premiums earned	$269,181	$—	$—	$—	$269,181
Agency commission and fee revenues	—	20,144	—	(1,793)	18,351
Net investment income	—	—	31,615	—	31,615
Net realized investment losses	—	—	39	—	39

Total revenues	269,181	20,144	31,654	(1,793)	319,186
Losses and Expenses:
Net losses and loss adjustment expenses	159,428	—	—	—	159,428
Acquisition costs and other underwriting expenses	87,237	—	—	(1,149)	86,088
Agency commission and operating expenses	—	19,628	—	(897)	18,731
Corporate and other operating expenses	—	—	7,814	387	8,201
Interest expense	—	—	5,678	—	5,678

Income (loss) before income taxes	$22,516	$516	$18,162	$(134)	41,060

Income tax expense					3,600

Net income before minority interest and equity in net income of partnerships					37,460
Minority interest and equity in net income of partnerships					572

Net income					$38,032

Total Assets	$3,017,060	$58,533	$—	$—	$3,075,593

Six Months Ended June 30, 2005:	Insurance	Agency
(Dollars in thousands)	Operations	Operations	Corporate	Eliminations	Total

Revenues:
Gross premiums written	$299,362	$—	$—	$—	$299,362

Net premiums written	$245,815	$—	$—	$—	$245,815

Net premiums earned	$221,914	$—	$—	$—	$221,914
Agency commission and fee revenues	—	17,723	—	(1,356)	16,367
Net investment income	—	—	22,982	—	22,982
Net realized investment (losses) gains	—	—	(222)	—	(222)

Total revenues	221,914	17,723	22,760	(1,356)	261,041
Losses and Expenses:
Net losses and loss adjustment expenses	134,818	—	—	—	134,818
Acquisition costs and other underwriting expenses	64,755	—	—	(309)	64,446
Agency commission and operating expense	—	17,750	—	(657)	17,093
Corporate and other operating expenses	—	—	8,175	—	8,175
Interest expense	—	—	4,096	—	4,096

Income before income taxes	$22,341	$(27)	$10,489	$(390)	32,413

Income tax benefit					226

Net income before equity in net income of partnerships					32,187
Equity in net income of partnerships					434

Net income before extraordinary gain					32,621
Extraordinary gain					1,426

Net income					$34,047

Total Assets	$3,052,984	$77,594	$—	$—	$3,130,578

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Supplemental Cash Flow Information
Taxes and Interest Paid

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Net federal income taxes paid	$4,000	$2,983	$4,000	$1,603
Interest paid	1,470	1,158	2,719	2,239
13. Restructuring
On January 23, 2006, the Company announced that it was combining the operations of United National and Penn-America under a single United America Insurance Group management structure. As a result of this restructuring, the Company recognized severance costs of approximately $0.3 million in the first quarter of 2006. No restructuring costs were incurred during the second quarter of 2006. Restructuring costs are included in acquisition and other underwriting expenses.
The Company expects to incur additional costs as it moves its employees to a single location, which the Company anticipates will cost approximately $0.3 million. The Company will likely need to lease temporary space in order to accommodate all employees during the move.
14. Subsequent Events
Joseph F. Morris, the Company’s President since January 2006 and formerly Chief Financial Officer and President of Penn-America Group, Inc. will resign from the Company, effective August 25, 2006. Mr. Morris’ responsibilities include general corporate oversight, shareholder and SEC reporting, and investor relations for the Company. The Company is currently conducting a search for a Chief Executive Officer.

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
Recent Developments
On May 31, 2006, U.A.I. (Gibraltar) Limited and U.A.I. (Gibraltar) II Limited were liquidated into Wind River Barbados. On that same day, U.N. Holdings, Inc. and Wind River Investment Corporation were liquidated into United America Indemnity Group, Inc.
On June 23, 2006, DVUA Massachusetts, Inc. repurchased twenty shares of common stock that it issued to a minority shareholder. As a result, DVUA Massachusetts, Inc. is now our wholly owned subsidiary.
Joseph F. Morris, our President since January 2006 and former Chief Financial Officer and President of Penn-America Group, Inc. will resign from the company, effective August 25, 2006. Mr. Morris’ responsibilities include general corporate oversight, shareholder and SEC reporting, and investor relations. We are currently conducting a search for a Chief Executive Officer.
During the third quarter of 2006, a decision was made to sell a portion of our tax-free bond portfolio and reinvest the proceeds in taxable bonds. When these transactions are executed, we expect to incur a realized loss; however, shareholders’ equity will not be impacted due to the fact that the unrealized loss has previously been recognized as a component of accumulated other comprehensive income. This reinvestment will allow us to utilize our alternative minimum tax (“AMT”) carryforward of $13.0 million, which is a component of our deferred tax asset on the balance sheet, faster than we otherwise would.
Overview
We distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority, and that in turn sell our insurance products to insureds through retail insurance brokers.
In connection with the consolidation of our U.S. Insurance Subsidiaries under a single United America Insurance Group management structure, we have reevaluated our product classifications. All commercial binding authority insurance products are now marketed through approximately 110 general agents for the Penn-America Insurance Companies and the United National Insurance Companies and will be managed and marketed as the Penn-America business unit. All specialty product offerings, including professional liability lines of business, brokerage facilities, class-specific programs and umbrella/excess business, will continue to be managed and marketed as the United National business unit.
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

UNITED AMERICA INDEMNITY, LTD.
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

UNITED AMERICA INDEMNITY, LTD.
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
As mentioned in the preceding paragraph, the ultimate liability for losses and loss adjustment expenses may be higher or lower than previously indicated. The table below illustrates the sensitivity to a hypothetical change to our net loss and loss adjustment expense reserves as of June 30, 2006. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on shareholders’ equity.

(Dollars in thousands)
			Percentage
	Balance of Net	Change In Net	Increase
	Loss and Net	Loss and Net	(Decrease) in
Hypothetical Change in Net Loss and	Loss Adjustment	Loss Adjustment	Shareholders'
Loss Adjustment Expense Reserves	Expense Reserves	Expense Reserves	Equity (1)
7.5% increase	$746,534	$52,084	(6.4)%
5.0% increase	729,173	34,723	(4.3)%
2.5% increase	711,811	17,361	(2.1)%
As recorded on June 30, 2006	694,450	—	—
2.5% decrease	677,089	(17,361)	2.1%
5.0% decrease	659,728	(34,723)	4.3%
7.5% decrease	642,366	(52,084)	6.4%
(1)	This presumes that the change in reserves is pro-rata across the entire portfolio of loss reserves for the purpose of determining the net effect on shareholders’ equity.
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

UNITED AMERICA INDEMNITY, LTD.
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
The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2006:

				Gross Unrealized Losses
			Cost or		Six	Between
(Dollars in	Number of		Amortized		Months or	Seven Months	Greater than
thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	One Year (1)
Bonds	589	$1,060,060	$1,095,817	$34,757	$7,858	$14,242	$13,657
Preferred Stock	3	1,606	1,687	81	63	18	—
Common Stock	26	14,155	14,956	801	9	792	—

				$35,639	$7,930	$15,052	$13,657

(1)	At June 30, 2006, the Company had 386 bonds that were in an unrealized loss position for greater than one year. 96% of these securities are investment grade, and the remaining 4% are convertible securities.
Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of June 30, 2006, concluded the unrealized losses discussed above are not other than temporary impairments.
We recorded the following other than temporary losses on our investment portfolios for the quarter and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Preferred stock	$—	$—	$167	$—
Common stock	37	50	37	100

Total	$37	$50	$204	$100

Goodwill and Intangible Assets
We use several techniques to value the recoverability of our intangible assets. Discounted cash flow and cost to replace methods were used to value agency relationships, customer contracts, and insurer relationships. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We performed our annual impairment review of goodwill and other indefinite lived assets during the fourth quarter of 2005 and have concluded that no events have occurred that would indicate that goodwill and other indefinite lived assets were impaired as of June 30, 2006. Impairment is recognized if the carrying amount of the company is less than its fair value.
Taxation
We provide for income taxes in accordance with the provisions of SFAS 109, “Accounting for Income Taxes”

UNITED AMERICA INDEMNITY, LTD.
(“SFAS 109”). Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by SFAS 109. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The current valuation allowance is based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. The deferred tax asset balance includes $13.0 million for the AMT carryforward and is analyzed regularly by management. Based on these analyses, we have determined that our AMT carryforward is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Insurance Operations premiums written:
Gross premiums written	$167,295	$163,902	$326,853	$299,362
Ceded premiums written	24,607	27,608	48,828	53,547

Net premiums written	$142,688	$136,294	$278,025	$245,815

Revenues:
Insurance Operations	$133,751	$119,802	$269,181	$221,914
Agency Operations	9,583	10,940	20,144	17,723
Corporate	17,932	11,508	31,654	22,760

Subtotal	161,266	142,250	320,979	262,397
Intercompany eliminations	(779)	(825)	(1,793)	(1,356)

Total revenues	$160,487	$141,425	$319,186	$261,041

Expenses:
Insurance Operations	$123,070	$106,300	$246,665	$199,573
Agency Operations	9,533	10,573	19,628	17,750
Corporate	6,666	6,813	13,492	12,271

Subtotal	139,269	123,686	279,785	229,594
Intercompany eliminations	(1,307)	(571)	(1,659)	(966)

Net expenses	$137,962	$123,115	$278,126	$228,628

Income before income taxes:
Insurance Operations	$10,681	$13,502	$22,516	$22,341
Agency Operations	50	367	516	(27)
Corporate	11,266	4,695	18,162	10,489

Subtotal	21,997	18,564	41,194	32,803
Intercompany eliminations	528	(254)	(134)	(390)

Total income before income taxes	$22,525	$18,310	$41,060	$32,413

Insurance combined ratio analysis: (1)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio	60.2	56.1	59.2	57.1
Other underwriting expense ratio	31.2	33.1	32.0	33.3

Combined ratio	91.4	89.2	91.2	90.4

Impact of purchase accounting adjustments
Net losses and loss adjustment expense ratio	—	3.3	—	3.7
Other underwriting expense ratio	—	(4.0)	—	(4.3)

Combined ratio	—	(0.7)	—	(0.6)

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio	60.2	59.4	59.2	60.8
Other underwriting expense ratio	31.2	29.1	32.0	29.0

Combined ratio	91.4	88.5	91.2	89.8

(1)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.
Results of Operations
Quarter ended June 30, 2006 Compared with the Quarter ended June 30, 2005
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $167.3 million for the quarter

UNITED AMERICA INDEMNITY, LTD.
ended June 30, 2006, compared with $163.9 million for the quarter ended June 30, 2005, an increase of $3.4 million or 2.1%. A breakdown of gross premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	June 30, 2006	June 30, 2005	(Decrease)
Penn-America product	$106,370	$105,629	$741
United National Class Specific (1)	29,740	29,106	634
United National Professional	17,563	18,956	(1,393)
United National Brokerage	6,717	3,361	3,356
United National Umbrella / Excess	6,905	6,850	55

Total United National products	60,925	58,273	2,652

Total	$167,295	$163,902	$3,393

(1)	This product class includes gross written premiums of the Non-U.S. Insurance Operations of $(0.01) million and $0.6 million for the quarters ended June 30, 2006 and 2005, respectively.
•	Penn-America gross premiums written increased slightly as increased property premium were offset by a reduction in casualty premium

•	United National gross premiums written increased due to an increase in property brokerage premium partially offset by a decline in the professional product class resulting from a reduction in public officials premium.
Net premiums written, which equal gross premiums written less ceded premiums written, were $142.7 million for the quarter ended June 30, 2006, compared with $136.3 million for the quarter ended June 30, 2005, an increase of $6.4 million or 4.7%. The ratio of net premiums written to gross premiums written was 85.3% for the quarter ended June 30, 2006 and 83.2% for the quarter ended June 30, 2005. A breakdown of net premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	June 30, 2006	June 30, 2005	(Decrease)
Penn-America product	$96,746	$93,701	$3,045
United National Class Specific (1)	24,072	22,053	2,019
United National Professional	15,228	16,387	(1,159)
United National Brokerage	4,712	2,896	1,816
United National Umbrella / Excess	1,930	1,257	673

Total United National products	45,942	42,593	3,349

Total	$142,688	$136,294	$6,394

(1)	This product class includes net premiums written of the Non-U.S. Insurance Operations of $(0.01) million and $0.5 million for the quarters ended June 30, 2006 and 2005, respectively.
•	Penn-America net premiums written increased due to an increase in property premium and increased retentions relating to Penn-America’s casualty reinsurance treaties.

•	United National net premiums written increased primarily due to an increase in property brokerage premium, increased retentions relating to United National’s casualty reinsurance treaties, and new product offerings within our class specific product class partially offset by a decline in our professional product class resulting from a reduction in public officials premium.
Net premiums earned were $133.8 million for the quarter ended June 30, 2006, compared with $119.8 million for the quarter June 30, 2005, an increase of $13.9 million or 11.6%. Net premiums earned increased for the reasons noted above in net premiums written.

UNITED AMERICA INDEMNITY, LTD.
Agency Commission and Fee Revenues
Agency commission and fee revenues before intercompany eliminations were $9.6 million for the quarter ended June 30, 2006, compared with $10.9 million for the quarter ended June 30, 2005. Agency commission and fee revenues after intercompany eliminations were $8.8 million for the quarter ended June 30, 2006, compared with $10.1 million for the quarter ended June 30, 2005, a decrease of $1.3 million or 13.0%. These decreases were primarily due to the sale of Stratus Insurance Services, Inc., which were sold effective December 31, 2005, and run-off of Penn Independent’s claims administration contract.
Net Investment Income
Gross investment income, excluding realized gains and losses, was $19.3 million for the quarter ended June 30, 2006, compared with $12.6 million for the quarter ended June 30, 2005, an increase of $6.7 million or 53.4%. The increase was primarily due to increasing investment yields and an increase in cash and invested assets. Gross investment income in 2006 also included $2.0 million in distributions from our limited partnership investments compared to distributions of $1.0 million in 2005. Cash and invested assets grew to $1,498.7 million as of June 30, 2006, from $1,424.2 million as of December 31, 2005, an increase of $74.5 million.
The average duration of our bonds increased to 4.1 years as of June 30, 2006, compared with 3.8 years as of June 30, 2005 due to purchases of bonds with longer durations. At June 30, 2006, our book yield on our bonds, not including cash, was 4.64% compared with 4.06% at June 30, 2005.
Investment expenses were $1.4 million for the quarter ended June 30, 2006, compared with $1.5 million for the quarter ended June 30, 2005, a decrease of $0.1 million or 6.7%.
Net Realized Investment Gains (Losses)
Net realized investment losses were $0.004 million for the quarter ended June 30, 2006, compared with net realized investment gains of $0.4 million for the quarter ended June 30, 2005. The net realized investment losses for the quarter ended June 30, 2006 consist primarily of net gains of $0.1 million relative to our options portfolio, net losses of $0.1 million relative to bond portfolios, and net gains of $0.1 million relative to our equity portfolios. The net realized investment gain for the quarter ended June 30, 2005 consist of net gains of $0.8 million relative to our bond portfolios, net losses of $0.3 million relative to our options portfolio, and net losses of $0.1 million relative to our equity portfolios.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $80.5 million for the quarter ended June 30, 2006, compared with $71.2 million for the quarter ended June 30, 2005, an increase of $9.3 million or 13.0%. The increase in incurred losses and loss adjustment expenses is attributable to growth in earned premium and an increase in our Penn-America product class property loss ratio. During the quarter ended June 30, 2006, in the aggregate, we did not record any favorable or unfavorable loss development relative to prior accident years.
The loss ratio for the quarter ended June 30, 2006 was 60.2% compared with 59.4% for the quarter ended June 30, 2005. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments, the loss ratio for the quarter ended June 30, 2005 was 56.1%. There were no purchase accounting adjustments that impacted the loss ratio for the quarter ended June 30, 2006. The increase in the loss ratio from 56.1% to 60.2% is primarily due to an increase in our Penn-America product class property loss ratio.

UNITED AMERICA INDEMNITY, LTD.
The following table shows our estimated gross losses incurred related to the 2005 hurricanes as of June 30, 2006, March 31, 2006:

(Dollars in thousands)	June 30, 2006	March 31, 2006	Increase/ (Decrease
Katrina first landfall	$650	$650	$—
Katrina second landfall	36,929	36,927	2
Rita	4,500	4,508	(8)
Wilma	8,900	8,897	3

Total	$50,979	$50,982	$(3)

The following table shows our estimated net losses incurred related to the 2005 hurricanes as of June 30, 2006 and March 31, 2006:

(Dollars in thousands)	June 30, 2006	March 31, 2006	Increase/ (Decrease
Katrina first landfall	$207	$194	$13
Katrina second landfall	5,833	5,837	(4)
Rita	4,100	4,108	(8)
Wilma	2,000	1,997	3

Total	$12,140	$12,136	$4

In total 1,644 claims have been reported for hurricanes Katrina, Rita, and Wilma. 150 claims remain open as of August 7, 2006.
For a description of our catastrophe reinsurance agreements and our coverage under those agreements, see footnote 3 in the notes to the consolidated financial statements in Item I of Part I of this report.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $41.8 million for the quarter ended June 30, 2006, compared with $34.9 million for the quarter ended June 30, 2005, an increase of $6.9 million or 19.7%. This increase is primarily due to a $6.7 million increase in acquisition costs.
•	The increase in acquisition expense is primarily due to the fact that Penn-America Insurance Companies’ deferred acquisition costs were written off at January 24, 2005 as a result of their merger with us, thereby reducing acquisition costs in 2005.

•	Other underwriting expenses increased $0.2 million.
Agency Commission and Operating Expenses
Agency commission and operating expenses before intercompany eliminations were $9.5 million for the quarter ended June 30, 2006, compared with $10.6 million for the quarter ended June 30, 2005. Agency commission and operating expenses after intercompany eliminations were $8.9 million for the quarter ended June 30, 2006, compared with $10.2 million for the quarter ended June 30, 2005, a decrease of $1.3 million or 12.9%. This decrease was primarily due to the sale of Stratus Insurance Services, Inc., which was sold effective December 31, 2005. Commission expense is closely correlated to agency revenues.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.9 million for the quarter ended June 30, 2006, compared with $4.6 million for the quarter ended June 30, 2005, a decrease of $0.7 million. This decrease was primarily due to a decrease in general insurance, legal fees, and other miscellaneous operating expenses.

UNITED AMERICA INDEMNITY, LTD.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 31.2% for the quarter ended June 30, 2006, compared with 29.1% for the quarter ended June 30, 2005. Excluding the impact of purchase accounting adjustments, the expense ratio for the quarter ended June 30, 2005 was 33.1%. There were no purchase accounting adjustments that impacted the expense ratio for the quarter ended June 30, 2006. The increase in the expense ratio is primarily attributable to the factors described in “Acquisition Costs and Other Underwriting Expenses.” Commission expense, acquisition costs, and other underwriting expenses have decreased as a percent of earned premium compared to the same period in 2005.
Our combined ratio was 91.4% for the quarter ended June 30, 2006, compared with 88.5% for the quarter ended June 30, 2005. Excluding the impact of purchase accounting adjustments, the combined ratio for the quarter ended June 30, 2005 was 89.2%. This increase was primarily due to an increase in the loss ratio. There were no purchase accounting adjustments that impacted the combined ratio for the quarter ended June 30, 2006.
Interest Expense
Interest expense was $3.0 million for the quarter ended June 30, 2006, compared with $2.2 million for the quarter ended June 30, 2005, an increase of $0.8 million or 35.7%. This increase is primarily due to increases in interest rates on the junior subordinated debt and interest expense on the $90.0 million private placement debt, which was borrowed on July 20, 2005, offset by a decrease in interest expense related to the retirement of $72.8 million of the Ball family trust senior notes, which were retired on that same date.
Income Tax Expense (Benefit)
Income tax expense was $2.3 million for the quarter ended June 30, 2006, compared with $0.1 million for the quarter ended June 30, 2005. See footnote 4 in the notes to the consolidated financial statements in Item I of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pretax income excluding realized gains and add actual tax on realized gains to that result. Our pretax income was $22.5 million and $18.3 million for the quarters ended June 30, 2006 and 2005, respectively. Our effective tax rate for the quarter ended June 30, 2006, was 10.3%, compared with an effective rate of 0.8% for the quarter ended June 30, 2005. The Company reforecasted its 2006 results during the second quarter of 2006 and re-estimated the annual tax rate at 8.8%, excluding net realized investments gains and losses. During the first quarter of 2006, the Company estimated its effective 2006 effective tax rate would be 7.0%. The effective rates differed from the weighted average expected rate of 16.0% and 7.9% for the quarters ended June 30, 2006 and 2005, respectively, due in part to investments in tax-exempt securities.
We have an AMT credit carryforward of $13.0 million as of June 30, 2006 that, subject to statutory limitations, can be carried forward indefinitely.
Equity in Net Income of Partnerships
Equity in net income of partnerships was $0.04 million for the quarter ended June 30, 2006, compared with $0.3 million for the quarter ended June 30, 2005, a decrease of $0.3 million. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Net Income and Operating Income
The factors described above resulted in net income of $20.3 million for the quarter ended June 30, 2006, compared to net income of $18.5 million for the quarter ended June 30, 2005, and increase of $1.8 million or 9.7%. Operating income was $20.3 million for the quarter ended June 30, 2006, compared with operating income of $18.2 million for quarter ended June 30, 2005, an increase of $2.1 million or 11.5%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax realized investment gains and losses less any extraordinary gains or losses. Operating income for 2006 is equal to 2006 net income less $0.07 million for after-tax realized investment gains. Operating income for 2005 is equal to 2005 net income plus $0.3 million for after-tax realized investment losses.

UNITED AMERICA INDEMNITY, LTD.
A reconciliation of operating income to net income for the quarters ended June 30, 2006 and 2005 is as follows:

	Quarter Ended	Quarter Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005
Operating income	$20,327	$18,187

Adjustments:
Net realized investment gains (losses), net of tax	(73)	269

Net income	$20,254	$18,456

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for acquisition costs, reinsurance costs or other deductions, were $326.9 million for the six months ended June 30, 2006, compared with $299.4 million for the six months ended June 30, 2005, an increase of $27.5 million or 9.2%. A breakdown of gross premiums written by product class is as follows:

	Six Months Ended	Six Months Ended	Increase /
(Dollars in thousands)	June 30, 2006	June 30, 2005	(Decrease)
Penn-America product	$206,041	$183,949	$22,092
United National Class Specific (1)	61,635	58,816	2,819
United National Professional	33,825	36,077	(2,252)
United National Brokerage	12,444	6,331	6,113
United National Umbrella / Excess	12,908	14,189	(1,281)

Total United National products	120,812	115,413	5,399

Total	$326,853	$299,362	$27,491

(1)	This product class includes gross written premiums of the Non-U.S. Insurance Operations of $0.05 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively.
•	Penn-America gross premiums written increased primarily as a result of the inclusion of premium written by the Penn-America Insurance Companies for a full six months in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from January 25, 2005, the date of their merger with us.

•	United National gross premiums written increased primarily due to an increase in property brokerage premium.

UNITED AMERICA INDEMNITY, LTD.
Net premiums written, which equal gross premiums written less ceded premiums written, were $278.0 million for the six months ended June 30, 2006, compared with $245.8 million for the six months ended June 30, 2005, an increase of $32.2 million or 13.1%. The ratio of net premiums written to gross premiums written was 85.1% for the six months ended June 30, 2006 and 82.1% for the first six months of 2005. A breakdown of net premiums written by product class is as follows:

	Six Months Ended	Six Months Ended	Increase /
(Dollars in thousands)	June 30, 2006	June 30, 2005	(Decrease)
Penn-America product	$187,034	$163,180	$23,854
United National Class Specific (1)	49,721	43,622	6,099
United National Professional	29,187	30,903	(1,716)
United National Brokerage	9,011	5,451	3,560
United National Umbrella / Excess	3,072	2,659	413

Total United National products	90,991	82,635	8,356

Total	$278,025	$245,815	$32,210

(1)	This product class includes net premiums written of the Non-U.S. Insurance Operations of $0.04 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively.
•	Penn-America net premiums written increased primarily resulting from the inclusion of premium written by the Penn-America Insurance Companies for a full six months in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from January 25, 2005, the date of their merger with us, combined with an increase in property premium and increase retentions relating to Penn-America’s casualty reinsurance treaties.

•	United National net premiums written increased primarily due an increase in property brokerage premium, increased retentions relating to United National’s casualty reinsurance treaties, and new product offerings within our class specific product class partially offset by a decline in our professional product class resulting from a reduction in public officials premium.
Net premiums earned were $269.2 million for the six months ended June 30, 2006, compared with $221.9 million for the six months ended June 30, 2005, an increase of $47.3 million or 21.3%. Net premiums earned increased for the reasons noted above in net premiums written.
Agency Commission and Fee Revenues
Agency commission and fee revenues before intercompany eliminations were $20.1 million for the six months ended June 30, 2006, compared with $17.7 million for the six months ended June 30, 2005. Agency commission and fee revenues after intercompany eliminations were $18.4 million for the six months ended June 30, 2006 compared with $16.4 million for the six months ended June 30, 2005, an increase of $2.0 million or 12.1%. These increases were primarily due to the inclusion of Penn Independent for a full six months in 2006 offset slightly by the sale of Stratus Insurance Services, Inc., which was sold effective December 31, 2005. For the six months ended June 30, 2005, the results of Penn Independent are only included from the date of its acquisition, January 25, 2005.
Net Investment Income
Gross investment income, excluding realized gains and losses, was $34.5 million for the six months ended June 30, 2006, compared with $25.9 million for the six months ended June 30, 2005, an increase of $8.6 million or 33.2%. The increase was primarily due to increasing investment yields, an increase in cash and invested assets, and the inclusion of Penn-America Insurance Companies and Penn Independent for a full six months in 2006. Gross investment income in the first six months of 2006 also included $2.4 million in distributions from our limited partnership investments compared to distributions of $4.5 million in the first six months of 2005. Cash and invested assets grew to $1,498.7 million as of June 30, 2006, from $1,424.2 million as of December 31, 2005, an increase of $74.5 million.

UNITED AMERICA INDEMNITY, LTD.
The average duration of our bonds approximated 4.1 years as of June 30, 2006, compared with 3.8 years as of June 30, 2005. Our embedded book yield on our bonds, not including cash, was 4.64% at June 30, 2006, compared with 4.06% at June 30, 2005.
Investment expenses were $2.9 million for the six months ended June 30, 2006 and 2005.
Net Realized Investment Gains (Losses)
Net realized investment gains were $0.04 million for the six months ended June 30, 2006, compared with net realized investment losses of $0.2 million for the six months ended June 30, 2005. The net realized investment gains for the six months ended June 30, 2006 consist primarily of net gains of $0.6 million relative to our options portfolio, net losses of $0.2 million relative to our bond portfolios, and net losses of $0.3 million relative to our equity portfolios. The net realized investment losses for the six months ended June 30, 2005 consist of net losses of $0.9 million relative to our options portfolio, net losses of $0.2 million relative to our equity portfolios, and net gains of $0.9 million relative to our bond portfolios. The equity portfolios include a $0.2 million impairment loss.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $159.4 million for the six months ended June 30, 2006, compared with $134.8 million for the six months ended June 30, 2005, an increase of $24.6 million or 18.3%. The increase in incurred losses and loss adjustment expenses is attributable to growth in earned premium and the inclusion of Penn-America for a full six months in 2006 as well as an increase in the Penn-America product class property and casualty loss ratios. During the six months ended June 30, 2006, in the aggregate, we did not record any favorable or unfavorable loss development relative to prior accident years.
The loss ratio for the six months ended June 30, 2006 was 59.2% compared with 60.8% for the six months ended June 30, 2005. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Excluding the impact of purchase accounting adjustments, the loss ratio for the six months ended June 30, 2005 was 57.1%. There were no purchase accounting adjustments that impacted the loss ratio for the six months ended June 30, 2006. The increase in the loss ratio from 57.1% to 59.2% is primarily due to the factors noted above.
The following table shows our estimated gross losses incurred related to the 2005 hurricanes as of June 30, 2006 and December 31, 2005:

(Dollars in thousands)	June 30, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$650	$1,250	$600
Katrina second landfall	36,929	30,600	6,329
Rita	4,500	3,400	1,100
Wilma	8,900	7,700	1,200

Total	$50,979	$42,950	$8,029

The following table shows our estimated net losses incurred related to the 2005 hurricanes as of June 30, 2006 and December 31, 2005:

(Dollars in thousands)	June 30, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$207	$560	$(353)
Katrina second landfall	5,833	2,400	3,433
Rita	4,100	3,000	1,100
Wilma	2,000	2,000	—

Total	$12,140	$7,960	$4,180

During the first quarter of 2006 within our property lines, we updated our previous estimate of losses relative to hurricanes Katrina, Rita, and Wilma and increased our estimate of net losses by $4.2 million. In addition to the losses, an additional $0.2 million of reinstatement costs were incurred during the six months ended June 30, 2006. This loss was offset by continued favorable development of our 2005 accident year non-catastrophe property losses. With respect to our hurricane losses, we have received over 1,100 claims related to Katrina’s second landfall, and the

UNITED AMERICA INDEMNITY, LTD.
actual adjustment process has resulted in a higher level of damageability than was reflected in our original estimates. As a result of the increase in catastrophe reserves, we have exceeded the limits of our $25.0 million in excess of $5.0 million catastrophe reinsurance coverage for the coverage period ended May 31, 2006. In total 1,644 claims have been reported for hurricanes Katrina, Rita, and Wilma. 150 claims remain open as of August 7, 2006.
For a description of our catastrophe reinsurance agreements and our coverage under those agreements, see footnote 3 in the notes to the consolidated financial statements in Item I of Part I of this report.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $86.1 million for the six months ended June 30, 2006, compared with $64.4 million for the six months ended June 30, 2005, an increase of $21.6 million or 33.6%. This increase can primarily be attributed to a $21.3 million increase in acquisition costs.
•	The $21.3 million increase in acquisition costs was primarily the result of the fact that $14.1 million of Penn-America Insurance Companies’ deferred acquisition costs were written off as a result of its merger with us on January 24, 2005. In addition, 2006 includes Penn-America’s results for a full six months. For the six months ended June 30, 2005, the results of Penn-America are only included from the date of its acquisition, January 25, 2005.

•	Other underwriting expenses increased $0.3 million.
Agency Commission and Operating Expenses
Agency commission and operating expenses before intercompany eliminations were $19.6 million for the six months ended June 30, 2006, compared with $17.8 million for the six months ended June 30, 2005. Agency commission and operating expenses after intercompany eliminations were $18.7 million for the six months ended June 30, 2006, compared with $17.1 million for the six months ended June 30, 2005, an increase of $1.6 million or 9.4%. This increase was primarily due to the inclusion of Penn Independent’s results for the full six months in 2006, offset slightly by the sale of Stratus Insurance Services, Inc., which was sold effective December 31, 2005. For the six months ended June 30, 2005, the results of Penn Independent are only included from the date of its acquisition, January 25, 2005. Commission expense is closely correlated to agency revenues.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $8.2 million for the six months ended June 30, 2006 and 2005. Increases in salaries and benefits in 2006 from the prior year were offset by decreases in general insurance, legal fees, corporate structure costs, and Sarbanes-Oxley consulting fees.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 32.0% for the six months ended June 30, 2006, compared with 29.0% for the six months ended June 30, 2005. Excluding the impact of purchase accounting adjustments, the expense ratio for the six months ended June 30, 2005 was 33.3%. There were no purchase accounting adjustments that impacted the expense ratio for the six months ended June 30, 2006. Exclusive of purchase accounting adjustments, acquisition costs and other underwriting expenses have declined as a percentage of earned premium for the six months ending June 30, 2006 compared to the same period in 2005 as a result of a reduction in commission and other acquisition expense.
Our combined ratio was 91.2% for the six months ended June 30, 2006, compared with 89.8% for the six months ended June 30, 2005. Excluding the impact of purchase accounting adjustments, the combined ratio for the six months ended June 30, 2005 was 90.4%. This increase was primarily due to an increase in the loss ratio. There were no purchase accounting adjustments that impacted the combined ratio for the six months ended June 30, 2006.

UNITED AMERICA INDEMNITY, LTD.
Interest Expense
Interest expense was $5.7 million for the six months ended June 30, 2006, compared with $4.1 million for the six months ended June 30, 2005, an increase of $1.6 million or 39.0%. This increase is primarily due to increases in interest rates on the junior subordinated debt and interest expense on the $90.0 million private placement debt, which was borrowed on July 20, 2005, offset by a decrease in interest expense related to the retirement of $72.8 million of the Ball family trust senior notes, which were retired on that same date.
Income Tax Expense (Benefit)
Income tax expense was $3.6 million for the six months ended June 30, 2006, compared with $0.2 million for the six months ended June 30, 2005. See footnote 4 in the notes to the consolidated financial statements in Item I of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pretax income excluding realized gains and add actual tax on realized gains to that result. Our pretax income was $41.1 million and $32.4 million for the six months ended June 30, 2006 and 2005, respectively. Our effective tax rate for the six months ended June 30, 2006, was 8.8%, compared with an effective rate of 0.7% for the six months ended June 30, 2005. The effective rates differed from the weighted average expected rate of 15.2% and 6.4% for the six months ended June 30, 2006 and 2005, respectively, due in part to investments in tax-exempt securities.
We have an AMT credit carryforward of $13.0 million as of June 30, 2006 that, subject to statutory limitations, can be carried forward indefinitely.
Equity in Net Earnings of Partnerships
Equity in net earnings of partnerships was $0.6 million for the six months ended June 30, 2006, compared with $0.4 million for the six months ended June 30, 2005, an increase of $0.2 million. The increase is primarily attributable to the performance of a limited partnership investment which invests mainly in high yield bond securities.
Extraordinary Gain
The extraordinary gain of $1.4 million for the six months ended June 30, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with our acquisition of Wind River Investment Corporation in 2003, which are currently considered to be deductible for federal tax purposes.
Net Income and Operating Income
The factors described above resulted in net income of $38.0 million for the six months ended June 30, 2006, compared to net income of $34.0 million for the six months ended June 30, 2005, an increase of $4.0 million or 11.8%. Operating income was $38.0 million for the six months ended June 30, 2006, compared with operating income of $32.7 million for six months ended June 30, 2005, an increase of $5.3 million or 16.2%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax realized investment gains and losses less any extraordinary gains or losses. Operating income for 2006 is equal to 2006 net income less $0.01 million for after-tax realized investment gains. Operating income for 2005 is equal to 2005 net income less $0.1 million for after-tax realized investment losses and a $1.4 million extraordinary gain recorded in connection with the acquisition of Wind River Investment Corporation.

UNITED AMERICA INDEMNITY, LTD.
A reconciliation of operating income to net income for the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005
Operating income	$38,046	$32,728

Adjustments:
Net realized investment gains (losses), net of tax	(14)	(107)
Extraordinary gain	—	1,426

Total after-tax adjustments	(14)	1,319

Net income	$38,032	$34,047

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
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million. For 2006, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $22.0 million, including $7.2 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2005 ownership percentages. During the six months ended June 30, 2006, the United National Insurance Companies and the Penn-America Insurance Companies paid dividends of $5.0 million and $7.0 million, respectively. In July 2006, the United National Insurance Companies and the Penn-America Insurance Companies declared dividends of $2.5 million and $2.8 million, respectively, to be paid to the shareholders of record as of July 26, 2006 on or after August 8, 2006.
For 2006, we believe that Wind River Barbados and Wind River Bermuda should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from our Bermuda operations to fund obligations of United America Indemnity, Ltd. Wind River Bermuda is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Wind River Bermuda can currently pay a dividend of up to $17.2 million without requesting BMA approval. We expect its dividend paying capacity will increase once Wind River Bermuda and Wind River

UNITED AMERICA INDEMNITY, LTD.
Barbados are combined into a single entity. Wind River Bermuda and Wind River Barbados have not declared or paid dividends in 2006.
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
Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $92.2 million and $60.4 million, respectively. The increase in cash flows of approximately $31.8 million from the prior year was primarily a net result of the following items: 1) an increase in net premiums collected of $40.8 million, offset by an increase in net losses paid of $6.0 million and an increase in acquisition costs and other underwriting expenses of $14.1 million; 2) an increase in agency commission and operating revenues of $6.2 million, offset by an increase in agency commission and operating expense of $1.6 million; 3) an increase in net investment income collected of $11.0 million; and 4) an increase in interest paid of $3.4 million.
See the consolidated statement of cash flows in the financial statements in Item I of Part I of this report for details concerning our investing and financing activities.
Liquidity
Each company in our U.S. Insurance Operations and our Non-U.S. Insurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At June 30, 2006, United America Indemnity had cash and cash equivalents of $137.9 million.
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

UNITED AMERICA INDEMNITY, LTD.
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
The Penn-America Insurance Companies entered into a quota share arrangement with Wind River Bermuda. This reinsurance arrangement resulted in 30% of the Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005 and later being ceded to Wind River Bermuda. This agreement also stipulates that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.
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

UNITED AMERICA INDEMNITY, LTD.
cash flow and will have sufficient liquidity to pay claims. We monitor our portfolios to assure liability and investment durations are closely matched.
Prospectively, as bonds mature and new cash is obtained, the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt bonds as well as publicly traded and private equity investments. With respect to bonds, our credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax.
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

UNITED AMERICA INDEMNITY, LTD.
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
United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no outstanding borrowings against this line of credit as of June 30, 2006.
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
Interest Rate Risk
Our primary market risk exposure is to changes in interest rates. Our bonds are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our bonds fall, and the converse is also true. We expect to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.
As of June 30, 2006, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
(Dollars in thousands)		Market Value
Basis Point Change	Market Value	$	%
200	$1,146,205	$(91,940)	(7.4)%
100	1,191,996	(46,149)	(3.7)
No change	1,238,145	—	—
(100)	1,283,490	45,345	3.7
(200)	1,326,549	88,404	7.1
Credit Risk
We have exposure to credit risk primarily as a holder of bonds. Our investment policy requires that we invest in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security.
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
With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers that we believe to have adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts for collateral. As of June 30, 2006, $654.3 million of collateral was held in trust to support the reinsurance receivables.
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

UNITED AMERICA INDEMNITY, LTD.
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
As of June 30, 2006, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10%, and 20% increase or decrease in the market prices of our preferred and common equity securities. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
		Hypothetical
	Estimated Fair Value	Percentage Increase
Hypothetical Price	after Hypothetical	(Decrease) in
Change	Change in Prices	Shareholders' Equity
(20%)	$53,161	(1.3%)
(10%)	59,806	(0.7%)
No change	66,451	—
10%	73,096	0.7%
20%	79,741	1.3%
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Financial Officer, who is acting in his capacity as such, and our President, the President and Chief Executive Officer of United America Insurance Group, and the President and Chief Executive Officer of Penn Independent Corporation, who are currently fulfilling the duties and responsibilities of our principal executive officer in the aggregate, have concluded that as of June 30, 2006, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk factors” in our 2005 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2006. These risk factors have not materially changed other than as set forth below.
We Are Dependent on Our Senior Executives and the Loss of Any of These Executives or Our Inability to Hire and Retain a Chief Executive Officer or Other Key Personnel Could Adversely Affect Our Business.
     Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We are currently conducting a search for a Chief Executive Officer who will be responsible for developing our business strategy, oversight of our operating subsidiaries and management of our holding company operations. These duties and responsibilities have been fulfilled in the aggregate by our senior management team, including Joseph F. Morris, our President, Kevin L. Tate, our Chief Financial Officer, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, and Robert Cohen, President and Chief Executive Officer of Penn Independent Corporation. Messrs. Morris, Schmidt and Cohen each report directly to our Board of Directors through its Chairman.
     Mr. Morris has recently announced that he will resign effective August 25, 2006. Mr. Morris’ responsibilities include general corporate oversight, shareholder and SEC reporting, and investor relations for the Company. The departure of Mr. Morris will temporarily increase the responsibilities of our remaining senior executives to fulfill duties currently performed by Mr. Morris. As such, the success of our initiatives and our future performance depend upon our ability to attract and retain a Chief Executive Officer and upon the continued service of our senior management team.
     Each of these senior executives has an employment agreement with us, although these agreements cannot assure us of the continued service of these individuals. Although we are not aware of any planned departures, other than Mr. Morris, the loss of any of the services of members of our senior management team or the inability to attract and retain other talented personnel could impede the further development and execution of our business strategy, which could have a material adverse effect on our business. We do not currently maintain key man life insurance policies with respect to any of our employees.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders on May 25, 2006:
1.	Election of the following nominees to our Board of Directors.

Nominee	Votes For	Votes Against	Votes Abstained
Saul A. Fox	140,031,774	83,905	2,042
Edward J. Noonan	140,030,265	83,740	3,716
Troy W. Thacker	140,029,016	85,988	2,716
John J. Hendrickson	140,109,636	6,292	1,792
Kenneth J. Singleton	140,110,689	5,153	1,878
Stephen A. Cozen	140,108,836	7,093	1,792
Richard L. Duszak	140,110,592	5,336	1,792
2.	Approval of an amendment to our Share Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
133,193,424	2,049,518	77,681	4,797,098
3.	Approval of an amendment to our Amended and Restated Annual Incentive Awards Program.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
139,607,017	431,308	79,395	1
4.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2006 and the authorization of our Board of Directors acting by its Audit Committee to set the fees for the independent auditor.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
140,016,349	99,517	1,855	0

UNITED AMERICA INDEMNITY, LTD.
5.	Election of the following nominees to the Wind River Insurance Company (Barbados) Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Troy W. Thacker	140,035,807	81,914
David N. King	140,111,782	5,939
Nicholas Crichlow	140,111,982	5,739
Joseph F. Morris	140,035,807	81,914
Alan Bossin	140,111,982	5,739
Michael J. Tait	140,111,982	5,739
Kevin L. Tate	140,035,433	82,288
David R. Whiting	140,035,807	81,914
Janita Burke Waldron (Alternate Director)	140,114,001	3,720
Kaela Keen (Alternate Director)	140,114,001	3,720
6.	Approval of the appointment of PricewaterhouseCoopers, St. Michael, Barbados, as the independent auditor of Wind River Insurance Company (Barbados) Ltd. for 2006 and of the setting of fees for the independent auditor by the Board of Directors of Wind River Insurance Company (Barbados) Ltd.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
139,963,734	98,440	55,547	0
7.	Approval of the amendment to the organizational documents of Wind River Insurance Company (Barbados) Ltd., the change of jurisdiction of Wind River Insurance Company (Barbados) Ltd. to Bermuda, and the amalgamation of Wind River Insurance Company (Barbados) Ltd. with Wind River Insurance Company, Ltd.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
135,292,377	26,720	1,524	4,797,100
8.	Approval of the financial statements of Wind River Insurance Company (Barbados) Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0
9.	Election of the following nominees to the Wind River Insurance Company, Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Alan Bossin	138,072,581	6,474
Michael J. Tait	138,072,598	6,457
Troy W. Thacker	137,996,036	83,019
Kevin L. Tate	137,996,249	82,806
Joseph F. Morris	137,996,423	82,632
David R. Whiting	138,072,598	6,457
Janita Burke Waldron (Alternate Director)	138,074,617	4,438
Kaela Keen (Alternate Director)	138,074,617	4,438
10.	Approval of the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, as the independent auditor of Wind River Insurance Company, Ltd. for 2006.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
137,924,900	98,440	55,715	2,038,666
11.	Approval of the financial statements of Wind River Insurance Company, Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0

UNITED AMERICA INDEMNITY, LTD.
12.	Election of the following nominees to the Wind River Services, Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Troy W. Thacker	137,996,423	82,632
Kevin L. Tate	137,996,636	82,419
Alan Bossin	138,072,985	6,070
Michael J. Tait	138,072,985	6,070
Joseph F. Morris	137,996,810	82,245
David R. Whiting	137,996,810	82,245
Janita Burke Waldron (Alternate Director)	138,075,004	4,051
Kaela Keen (Alternate Director)	138,075,004	4,051
13.	Approval of the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, as the independent auditor of Wind River Services, Ltd. for 2006.

Votes For	Votes Against	Votes Abstained
135,442,045	79,740	55,328
12.	Approval of the proposal to waive the presentation of the financial statements of Wind River Services, Ltd. and the report of the independent auditors on these financial statements for approval by shareholders.

Votes For	Votes Against	Votes Abstained
135,475,211	99,567	2,334
Item 6. Exhibits

10.1*	Executive Employment Agreement, dated as of April 1, 2006, between Wind River Insurance Company (Bermuda), Ltd. and David R. Whiting (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 17, 2006).

10.2*	Amendment No. 3 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2006).

10.3*	Amendment No. 1 to the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 1, 2006).

10.4*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 1, 2006).

31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED AMERICA INDEMNITY, LTD.

32.3+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD.
Registrant

August 9, 2006	By:	/s/ Kevin L. Tate

Date: August 9, 2006	Kevin L. Tate
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting
Officer)