Form 10-Q
period 2006-09-30
UNITED AMERICA INDEMNITY, LTD
filed 2006-11-09
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
As of November 6, 2006, the registrant had outstanding 24,399,063 Class A Common Shares and 12,687,500 Class B Common Shares.

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

9)	the “Agency Operations” refers to the now discontinued operations of Penn Independent Corporation, PIC Holdings, Inc., Penn Independent Financial Services, Inc., Penn Oceanic Insurance Co., Ltd. (Barbados), Residential Underwriting Agency, Inc.,

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

10)	“Penn Independent” refers to Penn Independent Corporation and its subsidiaries;

11)	our “Non-U.S. Insurance Operations” refers to the insurance and reinsurance and related operations of Wind River Barbados and Wind River Bermuda;

12)	our “Non-U.S. Subsidiaries” refers to our Non-U.S. Insurance Operations, U.A.I. (Gibraltar) Limited (liquidated as of May 31, 2006), U.A.I. (Gibraltar) II Limited (liquidated as of May 31, 2006), the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.;

13)	“Wind River Barbados” refers to Wind River Insurance Company (Barbados) Ltd.;

14)	“Wind River Bermuda” refers to Wind River Reinsurance Company, Ltd.;

15)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.ar.l., U.A.I. (Luxembourg) II S.ar.l., U.A.I. (Luxembourg) III S.ar.l., U.A.I. (Luxembourg) IV S.ar.l., U.A.I. (Luxembourg) Investment S.ar.l., and Wind River (Luxembourg) S.ar.l.;

16)	“AIS” refers to America Insurance Service, Inc.;

17)	“United National” refers to the United National Insurance Companies, and Emerald Insurance Company;

18)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

19)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

20)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	September 30, 2006	December 31, 2005
Bonds:
Available for sale securities, at fair value (amortized cost: $1,255,834 and $1,092,137)	$1,250,643	$1,085,624
Preferred shares:
Available for sale securities, at fair value (cost: $3,938 and $6,563)	4,209	6,400
Common shares:
Available for sale securities, at fair value (cost: $57,887 and $56,654)	66,739	59,602
Other invested assets (cost: $24,674 and $25,942)	57,486	52,427

Total investments	1,379,077	1,204,053

Cash and cash equivalents	253,137	220,122
Accounts receivable	25,077	24,235
Agents’ balances	88,485	78,669
Reinsurance receivables	1,045,020	1,278,156
Accrued investment income	13,317	12,260
Federal income taxes receivable	—	415
Deferred federal income taxes	18,492	21,646
Deferred acquisition costs	61,259	59,339
Receivable for securities	1,936	—
Goodwill	84,246	101,854
Intangible assets	23,780	30,852
Prepaid reinsurance premiums	40,404	41,688
Other assets	20,797	33,324

Total assets	$3,055,027	$3,106,613

Liabilities:
Unpaid losses and loss adjustment expenses	$1,760,434	$1,914,224
Unearned premiums	288,438	272,552
Federal income taxes payable	7,115	—
Amounts held for the account of others	17,859	22,781
Ceded balances payable	13,439	22,895
Insurance premium payable	26,598	25,252
Contingent commissions	7,699	11,061
Senior notes payable	90,000	90,000
Junior subordinated debentures	61,857	61,857
Notes and loans payable	5,721	6,455
Other liabilities	51,827	39,547

Total liabilities	2,330,987	2,466,624

Commitments and contingencies (Note 9)	—	—

Minority interest	—	62

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,198,765 and 23,868,402 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	510,146	504,541
Accumulated other comprehensive income	17,858	9,471
Retained earnings	196,032	125,911

Total shareholders’ equity	724,040	639,927

Total	$3,055,027	$3,106,613

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:

Gross premiums written	$167,862	$163,593	$494,715	$462,955

Net premiums written	$145,654	$134,863	$423,679	$380,678

Net premiums earned	$137,327	$121,987	$406,508	$343,901
Net investment income	15,569	11,041	47,184	34,023
Net realized investment (losses) gains	(1,423)	572	(1,384)	350

Total revenues	151,473	133,600	452,308	378,274

Losses and Expenses:
Net losses and loss adjustment expenses	75,643	80,693	235,071	215,511
Acquisition costs and other underwriting expenses	43,559	37,619	129,647	102,065
Corporate and other operating expenses	2,876	2,483	11,077	10,658
Interest expense	3,063	2,664	8,741	6,760

Income before income taxes	26,332	10,141	67,772	43,280
Income tax expense	5,118	1,363	8,841	1,886

Income before minority interest and equity in net income of partnership	21,214	8,778	58,931	41,394
Minority interest	—	(7)	—	2
Equity in net (loss) income of partnership	(39)	631	533	1,056

Income before discontinued operations	21,175	9,402	59,464	42,452
Discontinued operations, net of taxes	10,914	845	10,657	416

Income before extraordinary gain	32,089	10,247	70,121	42,868
Extraordinary gain	—	—	—	1,426

Net income	$32,089	$10,247	$70,121	$44,294

Per share data:
Income from continuing operations:
Basic	$0.57	$0.26	$1.62	$1.19

Diluted	$0.57	$0.26	$1.60	$1.17

Discontinued operations:
Basic	$0.30	$0.02	$0.29	$0.01

Diluted	$0.29	$0.02	$0.29	$0.01

Extraordinary gain:
Basic	$—	$—	$—	$0.04

Diluted	$—	$—	$—	$0.04

Net income:
Basic	$0.87	$0.28	$1.91	$1.24

Diluted	$0.86	$0.28	$1.89	$1.22

Weighted-average number of shares outstanding:
Basic	36,679,847	36,437,908	36,637,068	35,704,208

Diluted	37,097,902	37,118,156	37,089,548	36,388,955

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$32,089	$10,247	$70,121	$44,294

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	24,975	(7,603)	7,448	(4,441)
Less: Reclassification adjustment for (losses) gains included in net income	(925)	359	(939)	252

Other comprehensive income (loss), net of tax	25,900	(7,962)	8,387	(4,693)

Comprehensive income, net of tax	$57,989	$2,285	$78,508	$39,601

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
Number of Class A common shares:
Number at beginning of period	23,868,402	15,585,653
Class A common shares issued in merger	—	7,930,536
Class A common shares issued under share incentive plans	313,896	322,479
Class A common shares issued to directors	16,467	29,734

Number at end of period	24,198,765	23,868,402

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$2
Class A common shares issued	—	1

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$504,541	$356,725
Contributed capital from common shares	—	142,925
Share compensation plans	5,605	5,865
Other	—	(974)

Balance at end of period	$510,146	$504,541

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$9,471	$15,507
Other comprehensive income (loss)	8,387	(6,036)

Balance at end of period	$17,858	$9,471

Retained earnings:
Balance at beginning of period	$125,911	$60,318
Net income	70,121	65,593

Balance at end of period	$196,032	$125,911

Total shareholders’ equity	$724,040	$639,927

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$70,121	$44,294
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	176	135
Amortization and depreciation	1,483	1,419
Restricted stock expense	5,406	2,840
Extraordinary gain	—	(1,426)
Gain on disposal of assets	(10,103)	—
Impairment losses recognized	36	—
Deferred federal income taxes	7,184	(1,899)
Amortization of bond premium and discount, net	3,697	5,046
Net realized investment losses (gains)	1,384	(350)
Equity in net income of partnerships	(533)	(1,058)
Changes in:
Agents’ balances	(8,127)	(7,461)
Account receivables	3,946	15,024
Reinsurance receivables	233,136	210,527
Unpaid losses and loss adjustment expenses	(153,790)	(134,574)
Unearned premiums	15,886	33,699
Ceded balances payable	(9,456)	1,483
Insurance premiums payable	(278)	(14,927)
Other assets and liabilities, net	14,523	1,212
Amounts held for the account of others	(4,922)	1,904
Contingent commissions	(3,377)	(1,131)
Prepaid reinsurance premiums	1,284	3,080
Federal income taxes receivable	(5,551)	(451)
Deferred acquisition costs	(2,521)	(26,159)
Other – net	(95)	(2,118)

Net cash provided by operating activities	159,509	129,109

Cash flows from investing activities:
Proceeds from sale of bonds	281,337	193,696
Proceeds from sale of stocks	30,977	29,693
Proceeds from maturity of bonds	120,031	38,046
Proceeds from sale of other invested assets	1,305	10,201
Purchase of bonds	(573,752)	(397,317)
Purchase of stocks	(29,036)	(17,253)
Purchase of other invested assets	(21)	(913)
Acquisition of business, net of cash acquired	—	(58,529)
Proceeds from disposition of assets	43,200	—

Net cash used for investing activities	(125,959)	(202,376)

Cash flows from financing activities:
Borrowing under credit facility	3,259	3,490
Repayments of credit facility	(3,387)	(3,869)
Excess tax benefit from share-based compensation plans	199	—
Dividends paid to minority shareholders	—	(22)
Capital lease obligations	—	(238)
Decrease in term debt	—	(592)
Issuance of senior notes payable	—	90,000
Retirement of senior notes payable to related party	—	(72,848)
Principal payments of term debt	(606)	—

Net cash (used for) provided by financing activities	(535)	15,921

Net change in cash and cash equivalents	33,015	(57,346)
Cash and cash equivalents at beginning of period	220,122	242,123

Cash and cash equivalents at end of period	$253,137	$184,777

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
The consolidated September 30, 2006 and 2005 financial statements are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the annual audited consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries. For a comprehensive list of the Company’s subsidiaries, see Note 1 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.
The 2005 consolidated financial statements also include the accounts of Stratus Insurance Services, Inc. and Stratus Web Builder, Inc., which were sold effective December 31, 2005.
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
2. Sale of Assets of Agency Operations
On September 30, 2006, the Company sold to Brown & Brown, Inc., an unrelated third party, substantially all of the assets of its Agency Operations. The gain on the sale was $10.1 million, net of applicable taxes of $4.4 million. As part of the sale agreement, 10% of the cash payment will be held in escrow for a period of up to two years to cover indemnification obligations under the asset purchase agreement. As a result of this sale, the Company is terminating its Agency Operations segment and has classified the results of this segment, including the gain on the sale, as discontinued operations for all periods presented for 2006 and 2005.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Aggregate revenues and pretax income, before and after intercompany eliminations, of discontinued operations were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenues	$11,439	$13,086	$31,583	$30,809
Intercompany eliminations	(666)	(654)	(2,459)	(2,010)

Net revenues	$10,773	$12,432	$29,124	$28,799

Pretax income	$1,611	$1,687	$2,127	$1,660
Intercompany eliminations	(195)	(337)	(1,091)	(1,036)

Net pretax income	$1,416	$1,350	$1,036	$624

The following table sets forth the composition of income from discontinued operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Income from Agency Operations, net of tax	$811	$845	$554	$416
Gain on sale of assets including one-time charges, net of tax	10,103	—	10,103	—

Income from discontinued operations, net of tax	$10,914	$845	$10,657	$416

3. Investments
The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. The difference between amortized cost and fair value of these investments, excluding the derivative components embedded in bonds and preferred stock, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the derivative components is included in income.
Bonds available for sale with an estimated fair market value of approximately $236.2 million and $311.4 million were deposited with various governmental authorities in accordance with statutory requirements at September 30, 2006 and December 31, 2005, respectively. In addition, bonds with an estimated fair market value of $5.9 million and $5.4 million at September 30, 2006 and December 31, 2005, respectively, were held in a trust fund to meet the regulatory requirements applicable to Wind River Bermuda, one of the Company’s subsidiaries.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2006:

				Gross Unrealized Losses
			Cost or			Between
(Dollars in	Number of		Amortized		Six Months	Seven Months	Greater than
thousands)	Securities (1)	Fair Value	Cost	Total	or Less	and One Year	One Year (2)
Bonds	404	$734,682	$748,507	$13,825	$80	$4,528	$9,217
Preferred Stock	2	1,048	1,107	59	59	—	—
Common Stock	9	6,301	6,819	518	40	478	—

				$14,402	$179	$5,006	$9,217

(1)	Gross unrealized losses as of September 30, 2006 were determined by analyzing each security on an individual basis rather than on a per lot basis.

(2)	At September 30, 2006, the Company had 217 bonds that were in an unrealized loss position for greater than one year. The Company has analyzed these securities and has determined that they should not be impaired. The Company has the ability to hold these investments until maturity or until market value exceeds amortized cost. 99.7% of these securities are investment grade.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2005:

				Gross Unrealized Losses
			Cost or			Between
(Dollars in	Number of		Amortized		Six Months	Seven Months	Greater than
thousands)	Securities (1)	Fair Value	Cost	Total	or Less	and One Year	One Year
Bonds	815	$725,048	$737,510	$12,462	$5,554	$6,877	$31
Preferred Stock	5	3,039	3,423	384	36	348	—
Common Stock	138	29,673	30,483	810	746	64	—

				$13,656	$6,336	$7,289	$31

(1)	Gross unrealized losses as of December 31, 2005 were determined by analyzing securities in lots.
Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by the Company as of September 30, 2006 concluded the unrealized losses discussed above are not other than temporary impairments.
The carrying amount of investments approximates their estimated fair value. The Company regularly performs various analytical procedures with respect to its investments, including identifying any security with a fair value below its cost. Upon identification of such securities, a detailed review of all such securities meeting predetermined thresholds is performed to determine whether such decline is other than temporary.
Interest rate changes impact the value of the bond portfolio. When interest rates rise, the market value of the bond portfolio declines and when interest rates drop, the value of the bond portfolio increases. Changes in interest rates, however, generally do not impact the ability of the Company to hold investments to maturity or until market value exceeds amortized cost.
For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed, and (5) changes in laws or regulations have affected an issuer or industry. If the fair value of an investment falls below its cost and the decline is determined to be other than temporary, the amount of the decline is included in earnings as a realized loss in the period in which the impairment arose.
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
The Company recorded the following other than temporary losses on its investment portfolio for the quarter and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Bonds	$44	$—	$44	$—
Preferred stock	—	—	167	—
Common stock	—	719	37	819

Total	$44	$719	$248	$819

During the third quarter of 2006, as part of the Company’s investment income optimization strategy, $194.0 million of tax-free fixed income securities were sold, and the proceeds were reinvested in taxable fixed income securities. The Company incurred a realized loss of $1.7 million as a result of the sales; however, shareholders’ equity was not impacted due to the fact that the unrealized loss had previously been recognized as a component of accumulated other comprehensive income. This reinvestment allows the Company to generate additional investment income and utilize its alternative minimum tax (“AMT”) carryforward, which was $13.0 million as of December 31, 2005, faster

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
than the Company otherwise would. The AMT carryforward is a component of our deferred tax asset on the balance sheet and is expected to decrease due to the gain realized on the sale of substantially all of the assets of the Agency Operations (see Note 2 for more information concerning this sale).
4. Reinsurance
The Company cedes insurance to unrelated reinsurers on a pro rata and excess of loss basis in the ordinary course of business to limit its loss exposure. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer.
At September 30, 2006 and December 31, 2005, the Company carried reinsurance receivables of $1,045.0 million and $1,278.1 million, respectively, a decrease of $233.1 million or 18%. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment, which was due to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves, lowered the reinsurance receivables balance by $18.6 million and $21.2 million at September 30, 2006 and December 31, 2005, respectively. The second purchase accounting adjustment netted uncollectible reinsurance reserves of $49.1 million against the reinsurance receivables to properly reflect the reinsurance receivables at their fair value on September 5, 2003, the date of the Company’s acquisition of Wind River Investment Corporation. Due to commutations, charge-offs of uncollectible reinsurance recoverables, and quarterly reviews of the credit quality of reinsurers, this purchase accounting adjustment has been reduced to $25.7 million and $28.9 million at September 30, 2006 and December 31, 2005, respectively.
At September 30, 2006 and December 31, 2005, the Company held collateral securing its reinsurance receivables of $649.9 million and $691.7 million, respectively, a decrease of $41.8 million or 6%. Prepaid reinsurance premiums were $40.4 million and $41.7 million at September 30, 2006 and December 31, 2005, respectively, a decrease of $1.3 million or 3%. Reinsurance receivables, net of collateral held, were $395.1 million and $586.4 million at September 30, 2006 and December 31, 2005, respectively, a decrease of $191.3 million or 33%.
During the quarters and nine months ended September 30, 2006 and 2005, the Company recorded the following ceded amounts:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Earned premium	$21,933	$28,730	$72,322	$85,356
Commissions	5,058	5,044	16,928	16,073
Incurred losses (1) (2)	(56,609)	11,572	(28,807)	(25,731)

(1)	As a result of the Company’s quarterly review of unpaid losses and loss adjustment expenses in the third quarter of 2006, the Company reduced gross and ceded unpaid loss and loss adjustment expenses related to prior periods by $70.0 million and $65.0 million, respectively.

(2)	As a result of the Company’s quarterly review of unpaid losses and loss adjustment expenses in the second quarter of 2005, the Company reduced gross and ceded unpaid loss and loss adjustment expenses related to prior periods by $79.2 million.
The Company’s casualty writings create exposure to casualty clash events. Casualty clash events arise when two or more insureds are involved in the same loss occurrence or a single insured is involved in a loss occurrence that triggers coverage under multiple policies. During the first quarter of 2006, the Company renewed its casualty clash reinsurance treaty program. The casualty clash reinsurance treaty provides $10.0 million of coverage per occurrence which attaches above the applicable underlying excess of loss general liability, professional liability, and umbrella reinsurance treaties for casualty clash events, loss adjustment expenses, and 90% of losses due to extra contractual obligations and judgments in excess of policy limits.
During the first quarter of 2006, the Company also renewed its umbrella reinsurance treaty, which provides reinsurance coverage equal to nine (9) times the Company’s retained liability, subject to a maximum cession to the reinsurer of $4.5 million per occurrence / per claim / per policy plus the reinsurer’s proportionate share of loss

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
adjustment expenses, losses due to extra contractual obligations, and judgments in excess of policy limits. The Company’s retained liability is $0.5 million per occurrence / per claim / per policy.
The Company has renewed its UAIG Catastrophe Reinsurance Treaty effective during the period June 1, 2006 through May 31, 2007. The Company purchased catastrophe reinsurance coverage for $25.0 million of coverage in excess of $5.0 million per occurrence from Ariel Reinsurance Co. Ltd, American Re-Insurance Company, Axis Specialty Ltd., Endurance Specialty Insurance Ltd., Hannover Re Bermuda Ltd., Montpelier Reinsurance Ltd., Transatlantic Reinsurance Company, and Validus Reinsurance Ltd., all at varying levels of participation. This coverage provides: 1) $3.0 million of coverage in excess of $5.0 million, with a 55% participation rate by the Company; 2) $8.0 million of coverage in excess of $8.0 million, with a 5% participation rate by the Company; and 3) $14.0 million of coverage in excess of $16.0 million, with no participation by the Company. As a result of this renewal, the Company’s net retention per occurrence under this program has increased from $5.0 million to $7.05 million. The coverage also provides for one full reinstatement of coverage at 100% additional premium as to time and pro-rata as to amount of limit reinstated.
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
Additionally, the Company entered into a catastrophe reinsurance agreement effective during the period June 1, 2006 through May 31, 2007, providing for additional excess catastrophe reinsurance coverage of $15.0 million in excess of $60.0 million per occurrence. The participating reinsurers are Ariel Reinsurance Co. Ltd., Axis Specialty Ltd., Montpelier Reinsurance Ltd., Transatlantic Reinsurance Company, and XL Re Ltd., all at varying levels of participation, and with no participation by the Company. This coverage provides for one full reinstatement of coverage at 100% additional premium as to time and pro-rata as to amount of limit reinstated.
Separately, the Penn-America Insurance Companies did not renew the underlying $3.0 million in excess of $2.0 million of catastrophe reinsurance coverage they previously maintained.
Therefore, in total, the Company currently maintains catastrophe reinsurance coverage of $70.0 million in excess of $5.0 million per occurrence, subject to the above referenced participations by the Company.
5. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in Barbados, 0.0% in the Cayman Islands, 30.38% in the Duchy of Luxembourg, and 25.0% in Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes for the nine months ended September 30, 2006 of $67.8 million represents $32.0 million from the Non-U.S. Subsidiaries and $35.8 million from the U.S. Subsidiaries. The Company’s income from continuing operations before income taxes for the nine months ended September 30, 2005 of $43.3 million represents $28.0 million from the Non-U.S. Subsidiaries and $15.3 million from the U.S. Subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended		Quarter Ended
	September 30, 2006		September 30, 2005
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$6,187	23.5%	$3,024	29.8%
Adjustments:
Tax exempt interest	(808)	(3.1)	(1,285)	(12.7)
Dividend exclusion	(108)	(0.4)	(84)	(0.8)
Other	(153)	(0.6)	(292)	(2.9)

Income tax expense	$5,118	19.4%	$1,363	13.4%

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$12,577	18.6%	$5,356	12.4%
Adjustments:
Tax exempt interest	(3,409)	(5.1)	(3,846)	(8.9)
Dividend exclusion	(336)	(0.5)	(238)	(0.5)
Other	9	—	614	1.4

Income tax expense	$8,841	13.0%	$1,886	4.4%

The effective tax rate for the quarter ended September 30, 2006, was 19.4%, compared with an effective rate of 13.4% for the quarter ended September 30, 2005. The increase in the effective tax rate is driven by several factors. As stated in the Recent Developments section in Item 2 of Part I of this report, the Company sold $194.0 million of tax-exempt securities and invested the proceeds in taxable securities to increase yield and utilize the AMT carryforward. In addition, the Company released $5.0 million of prior year loss reserves in the third quarter of 2006. The income impact of the reserve release increased U.S. taxable income where the tax rate is 35%. The Company re-forecasted its 2006 results during the third quarter of 2006 and re-estimated its annual tax rate at 13.1%, excluding net realized investments gains and losses and discontinued operations. The effective rates differed from the weighted average expected rate of 23.5% and 29.8% for the quarters ended September 30, 2006 and 2005, respectively, due in part to investments in tax-exempt securities.
The effective tax rate for the nine months ended September 30, 2006, was 13.0%, compared with an effective rate of 4.4% for the nine months ended September 30, 2005. The increase in the effective tax rate is mainly due to increased underwriting income in the Company’s U.S. Insurance Operations and increased taxable investment income in its U.S. Subsidiaries. The effective rates differed from the weighted average expected rate of 18.6% and 12.4% for the nine months ended September 30, 2006 and 2005, respectively, due in part to investments in tax-exempt securities.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 will be effective on January 1, 2007. The Company is currently evaluating the impact that this interpretation will have on its financial results and position.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at September 30, 2006, the related adjustments could have a material impact on the Company’s results of operations.
In the third quarter of 2006, there was a $5.0 million release of prior year loss reserves. The release was primarily due to favorable development in the Company’s primary liability and umbrella products, and positive development related to the collectibility of unpaid reinsurance recoverables.
The following table shows the Company’s estimated gross losses incurred related to the 2005 hurricanes as of September 30, 2006 and December 31, 2005:

(Dollars in thousands)	September 30, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$653	$1,250	$(597)
Katrina second landfall	37,441	30,600	6,841
Rita	3,800	3,400	400
Wilma	8,700	7,700	1,000

Total	$50,594	$42,950	$7,644

The following table shows the Company’s estimated net losses incurred related to the 2005 hurricanes as of September 30, 2006 and December 31, 2005:

(Dollars in thousands)	September 30, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$210	$560	$(350)
Katrina second landfall	6,329	2,400	3,929
Rita	3,600	3,000	600
Wilma	2,000	2,000	—

Total	$12,139	$7,960	$4,179

Within its property lines, the Company updated its previous estimate of losses relative to hurricanes Katrina, Rita, and Wilma in the first quarter of 2006 and increased its estimate of net losses by $4.2 million. In addition to the losses, an additional $0.2 million of reinstatement costs were incurred during the first nine months of 2006, bringing the total reinstatement costs associated with these hurricanes to $2.1 million. These losses were offset by favorable development of prior year loss reserves. With respect to its hurricane losses, the Company has received over 1,100 claims related to Katrina’s second landfall, and the actual adjustment process has resulted in a higher level of damageability than was reflected in the Company’s original estimates. As a result of the increase in catastrophe reserves, the Company has exceeded the limits of its $25.0 million in excess of $5.0 million catastrophe reinsurance coverage available for Katrina second landfall losses. Additionally, the Penn-America Insurance Companies have exceeded the limits of their underlying $3.0 million in excess of $2.0 million catastrophe reinsurance coverage available for Wilma losses.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Notes and Loans Payable
Notes Payable
Notes payable is comprised of a $4.5 million revolving line of credit, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amounts due on the line of credit as of September 30, 2006 and December 31, 2005 were $2.8 million and $2.9 million, respectively. The Company has agreed to a security agreement granting the bank a first priority perfected lien on finance receivables of Penn Independent Financial Services, Inc. (“PIFSI”). On December 29, 2005, AIS entered into a guaranty and suretyship agreement with the bank whereby AIS will unconditionally jointly and severally guarantee the timely payment of any and all indebtedness owed to the bank by PIFSI. Interest expense resulting from the line of credit was $0.05 million and $0.04 million for the quarters ended September 30, 2006 and 2005, respectively, and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively.
As a result of the Company’s sale of substantially all of the assets of its Agency Operations segment (see Note 2 for more information regarding this sale), PIFSI no longer quoted any new business effective with the close of business on September 29, 2006 and will continue to service all existing business during an operations run-off period. At the conclusion of that period, the line of credit will be terminated.
Loans Payable
Loans payable of $3.0 million and $3.6 million as of September 30, 2006 and December 31, 2005 were comprised of three and five loans payable, respectively, to vendors, a minority shareholder, and former minority shareholders. There were no minority shareholders at September 30, 2006. Interest expense related to loans payable was $0.03 million and $0.06 million for the quarters ended September 30, 2006 and 2005, respectively, and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively.
8. Related Party Transactions
As of September 30, 2006, Fox Paine & Company beneficially owns shares having approximately 85.1% of the Company’s total share voting authority. Two of the Company’s directors are employees of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.
At September 30, 2006 and December 31, 2005, Wind River Barbados was a limited partner in investment funds managed by Fox Paine & Company. The Company’s investment in this limited partnership was valued at $5.7 million at September 30, 2006 and December 31, 2005. At September 30, 2006, the Company had an additional capital commitment of $4.1 million to the partnership.
During the quarter and nine months ended September 30, 2006, the Company paid $0.004 million and $0.4 million, respectively, to Cozen O’Connor for legal services rendered. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
On May 25, 2006, the Company, Fox Paine & Company, and Wind River Holdings, L.P, formerly The AMC Group, L.P. (“Wind River Holdings”), entered into Amendment No. 1 (the “Amendment”) to the Management Agreement (the “Agreement”). The Amendment terminated Wind River Holdings’ services as of May 25, 2006, and provided that Wind River Holdings refund $0.04 million to the Company as a net repayment of the Annual Service Fee paid by the Company to Wind River Holdings on November 2, 2005. Furthermore, the Amendment modifies the Agreement to reflect the Company’s new 6.22% guaranteed senior notes, which were issued in 2005, as opposed to the 5% senior notes, which were repaid by the Company in 2005 upon the issuance of the guaranteed senior notes. Per terms of the Amendment, the next management fee payment of $1.5 million is payable to Fox Paine & Company by November 1, 2006. The fee was paid on November 8, 2006.
In October 2006, the Company paid Fox Paine & Company a fee of $0.5 million for investment banking services provided in connection with the sale of substantially all of the assets of the Company’s Agency Operations.
During the nine months ended September 30, 2006, the Company directly reimbursed Fox Paine & Company $0.1 million for expenses incurred in providing management services.
During the quarter and nine months ended September 30, 2006, the Company paid $0.2 million in premium to Validus Reinsurance Ltd. (“Validus”), a current participant on the Company’s $30.0 million in excess of $30.0 million and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties. No losses have yet been ceded by the Company under these treaties. The Company expects to pay $0.7 million of premium to Validus in connection with its participation in these reinsurance agreements during the current treaty periods. Edward J. Noonan, the chairman and chief executive officer of Validus, and John J. Hendrickson, a member of Validus’ Board of Directors, are both members of the Company’s Board of Directors.
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
9. Commitments and Contingencies
Legal Proceedings
The Insurance Operations are, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on the Company’s business, results of operations, cash flows, or financial condition.
There is a greater potential for disputes with reinsurers who are in a runoff of their reinsurance operations. Some of the Company’s reinsurers’ reinsurance operations are in runoff, and therefore, the Company closely monitors those relationships. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.
10. Share-Based Compensation
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to share-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123R requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.2 million for the nine months ended September 30, 2006 and $0.5 million for the year ended December 31, 2005.
The adoption of SFAS 123R resulted in a cumulative benefit of $0.2 million in 2006.
The Company maintains the United America Indemnity, Ltd. Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted stock and other stock-based awards. As amended in May 2005, the Company may issue up to 5.0 million Class A common shares for issuance pursuant to awards granted under the Plan. Under the Plan, the Company granted 1,909,182 time-based options that generally vest over three to five years and expire ten years from the date of grant. The Company granted 133,415 performance-based options that vest over four years and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date. The performance-based options were converted to time-based options in February 2006 and will vest at the rate of 20% on each of February 15, 2007 and February 15, 2008 and 60% on February 15, 2009, subject to certain employment-related requirements. The exercise price of the options is equivalent to the fair market value of the Company’s common stock on the date of the grant. On September 5, 2003, the Company granted options to purchase Class A common shares to two officers of the Company (“Option-A Tranche”). The Option-A Tranche options have an exercise price of $6.50 per share and expire on September 5, 2013, and were fully vested at the time of the grant.
During the quarter and nine months ended September 30, 2006, the Company recorded $0.5 million and $1.6 million, respectively, of compensation expense for the 1,229,632 options granted under the Plan. During the quarter and nine months ended September 30, 2005, the Company recorded $0.0 million and $0.3 million of compensation expense for the 1,910,183 options granted under the Plan. The Company received $0.4 million and $0.1 million of proceeds from the exercise of options during the quarters ended September 30, 2006 and 2005, respectively, and $1.5 million and $1.4 million of proceeds from the exercise of options during the nine months ended September 30, 2006 and 2005, respectively.
The intrinsic value of the outstanding, exercisable, and exercised options, which is the difference between the fair market value and the strike price of the option, was $12.0 million, $6.8 million, and $1.7 million, respectively, at September 30, 2006. The total unrecognized compensation expense for the outstanding options was $2.4 million at September 30, 2006, which will be recognized over the weighted average remaining life of the exercise period of 2.2 years.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2005	1,545,055	$11.35

Options forfeited	(185,162)	$16.05
Options exercised	(141,336)	$10.96

Options outstanding at September 30, 2006	1,218,557	$12.65

Options exercisable at September 30, 2006	674,686	$12.40

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The options exercisable at September 30, 2006 include the following:

	Number of options	Weighted Average
Option Price	exercisable	Remaining Life
$ 6.50	56,074
$ 8.49	11,084
$10.00	361,937
$14.62	4,000
$17.00	102,166
$17.81	124,425
$18.27	10,000
$18.40	1,000
$19.40	4,000

Options exercisable at September 30, 2006	674,686	2.3 years

There were no options granted in the nine months ended September 30, 2006. The weighted average fair value of the 369,900 options granted under the Plan in the nine months ended September 30, 2005 was $4.78, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	23.0%	23.0%
Risk-free interest rate	3.8%	3.8%
Expected option life	5 years	5 years
Forfeiture rate	10.2%	N/A
The options outstanding at September 30, 2006 include the following:

	Number of options	Weighted Average
Exercise Price	outstanding	Remaining Life (in Years)
$ 6.50	56,074	6.9
$ 8.49	11,084	8.3
$10.00	694,874	6.9
$14.62	10,000	7.8
$17.00	222,100	7.2
$17.81	124,425	8.6
$18.27	50,000	8.3
$18.40	5,000	8.4
$18.85	25,000	9.1
$19.40	20,000	8.8

Options outstanding at September 30, 2006	1,218,557	7.3

Prior to January 1, 2006, the Company granted an aggregate of 334,464 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”). The Restricted Shares generally vest over three years. In addition, the Company granted an aggregate of 38,084 Class A common shares to non-employee directors of the Company under the Plan (“Director Restricted Shares”), which are fully vested. During the nine months ended September 30, 2006, the Company granted 16,467 Director Restricted Shares. As a result of the Compensation Committee approval of an award of an Annual Integration Bonus as described in Note 21, “Subsequent Events” of the Company’s 2005 Annual Report on Form 10-K, during the nine months ended September 30, 2006, the Company granted 153,701 Restricted Shares to Plan Participants employed as of February 15, 2006 of which 61,436 of shares vested immediately and the remainder over a three-year period. In addition, the Company granted 20,000 Class A common shares, subject to certain restrictions, to several key employees.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company recognized compensation expense for restricted stock of $0.9 million and $0.2 million during the nine months ended September 30, 2006 and 2005, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $1.9 million at September 30, 2006, which will be recognized over a weighted average life of 2.8 years. The fair value of the 4,350 Restricted Shares that vested during the third quarter of 2006 was $20.84 per share at September 30, 2006.
The following table summarizes the non-vested restricted stock activity for the nine months ended September 30, 2006.

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share
Non-vested restricted stock at December 31, 2005	83,571	$17.96

Stock issued	190,168	21.66
Stock vested	(84,699)	21.21
Non-vested restricted stock at September 30, 2006	189,040	20.71

Recent Equity Awards
During the third quarter of 2006, the Board of Directors authorized a restricted stock incentive award to officers of the Company if the Company achieves a minimum 10% return on equity based on 2006’s operating results. The stock would be awarded during the first quarter of 2007 and would vest 33 1/3% on each subsequent anniversary date of the award for a period of three years. The Board of Directors also authorized an incentive award of restricted stock to these individuals if the Company earns no less than 85% of planned 2006 operating income. The results of calendar year 2006 will be examined three years hence by an independent actuary. If operating income, adjusted to reflect the results of the actuarial study, is greater than or equal to operating income as originally reported, restricted stock may be awarded. The Company recognized $0.1 million of expense in the third quarter of 2006 related to these awards.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Income from continuing operations	$21,175	$9,402	$59,464	$42,452
Discontinued operations	10,914	845	10,657	416

Income before extraordinary gain	32,089	10,247	70,121	42,868
Extraordinary gain	—	—	—	1,426

Net income	$32,089	$10,247	$70,121	$44,294

Basic earnings per share:
Weighted average shares for basic earnings per share	36,679,847	36,437,908	36,637,068	35,704,208

Income from continuing operations	$0.57	$0.26	$1.62	$1.19
Discontinued operations	0.30	0.02	0.29	0.01

Income before extraordinary gain	0.87	0.28	1.91	1.20
Extraordinary gain	—	—	—	0.04

Net income	$0.87	$0.28	$1.91	$1.24

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,097,902	37,118,156	37,089,548	36,388,955

Income from continuing operations	$0.57	$0.26	$1.60	$1.17
Discontinued operations	0.29	0.02	0.29	0.01

Income before extraordinary gain	0.86	0.28	1.89	1.18
Extraordinary gain	—	—	—	0.04

Net income	$0.86	$0.28	$1.89	$1.22

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares for basic earnings per share	36,679,847	36,437,908	36,637,068	35,704,208
Non-vested restricted stock	47,120	—	31,991	—
Options and warrants	370,936	680,248	420,489	684,747

Weighted average shares for diluted earnings per share	37,097,902	37,118,156	37,089,548	36,388,955

12. Segment Information
As noted in Note 2, substantially all of the assets of the Agency Operations were sold. The Company continues to manage its business through its Insurance Operations segment. The results of the Agency Operations are now classified as discontinued operations. The Insurance Operations segment includes the operations of the United America Insurance Group and the Non-U.S. Insurance Operations. The Insurance Operations segment and the discontinued Agency Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 4 to the consolidated financial statements in Item 8 of Part II in the Company’s 2005 Annual Report on Form 10-K.
The Company expects to add a new segment, Reinsurance Operations, as it completes the amalgamation of its Non-U.S. Insurance Operations into a single Bermuda based entity that will focus on offering third party reinsurance products. The Company expects that the new entity will begin offering such products by year-end 2006.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended September 30, 2006:	Insurance
(Dollars in thousands)	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$167,862	$—	$—	$167,862

Net premiums written	$145,654	$—	$—	$145,654

Net premiums earned	$137,327	$—	$—	$137,327
Net investment income	—	15,569	—	15,569
Net realized investment losses	—	(1,423)	—	(1,423)

Total revenues	137,327	14,146	—	151,473
Losses and Expenses:
Net losses and loss adjustment expenses	75,643	—	—	75,643
Acquisition costs and other underwriting expenses	44,037	—	(478)	43,559
Corporate and other operating expenses	—	2,601	275	2,876
Interest expense	—	3,063	—	3,063

Income before income taxes	$17,647	$8,482	$203	26,332

Income tax expense				5,118

Income before equity in net income of partnerships				21,214
Equity in net income of partnerships				(39)

Income before discontinued operations				21,175
Discontinued operations, net of eliminations				10,914

Net income				$32,089

Quarter Ended September 30, 2005:	Insurance
(Dollars in thousands)	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$163,593	$—	$—	$163,593

Net premiums written	$134,863	$—	$—	$134,863

Net premiums earned	$121,987	$—	$—	$121,987
Net investment income	—	11,041	—	11,041
Net realized investment gains	—	572	—	572

Total revenues	121,987	11,613	—	133,600
Losses and Expenses:
Net losses and loss adjustment expenses	80,693	—	—	80,693
Acquisition costs and other underwriting expenses	37,934	—	(315)	37,619
Corporate and other operating expenses	—	2,483	—	2,483
Interest expense	—	2,664	—	2,664

Income before income taxes	$3,360	$6,466	$315	10,141

Income tax expense				1,363

Income before equity in net income of partnerships				8,778
Equity in net income of partnerships				624

Income before discontinued operations				9,402
Discontinued operations, net of eliminations				845

Net income				$10,247

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2006:	Insurance
(Dollars in thousands)	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$494,715	$—	$—	$494,715

Net premiums written	$423,679	$—	$—	$423,679

Net premiums earned	$406,508	$—	$—	$406,508
Net investment income	—	47,184	—	47,184
Net realized investment losses	—	(1,384)	—	(1,384)

Total revenues	406,508	45,800	—	452,308
Losses and Expenses:
Net losses and loss adjustment expenses	235,071	—	—	235,071
Acquisition costs and other underwriting expenses	131,274	—	(1,627)	129,647
Corporate and other operating expenses	—	10,415	662	11,077
Interest expense	—	8,741	—	8,741

Income before income taxes	$40,163	$26,644	$965	67,772

Income tax expense				8,841

Income before equity in net income of partnerships				58,931
Equity in net income of partnerships				533

Income before discontinued operations				59,464
Discontinued operations, net of eliminations				10,657

Net income				$70,121

Total Assets	$3,055,027	$—	$—	$3,055,027

Nine Months Ended September 30, 2005:	Insurance
(Dollars in thousands)	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$462,955	$—	$—	$462,955

Net premiums written	$380,678	$—	$—	$380,678

Net premiums earned	$343,901	$—	$—	$343,901
Net investment income	—	34,023	—	34,023
Net realized investment gains	—	350	—	350

Total revenues	343,901	34,373	—	378,274
Losses and Expenses:
Net losses and loss adjustment expenses	215,511	—	—	215.511
Acquisition costs and other underwriting expenses	102,689	—	(624)	102,065
Corporate and other operating expenses	—	10,658	—	10,658
Interest expense	—	6,760	—	6,760

Income before income taxes	$25,701	$16,955	$(624)	43,280

Income tax expense				1,886

Income before equity in net income of partnerships				41,394
Equity in net income of partnerships				1,058

Income before discontinued operations				42,452
Discontinued operations, net of eliminations				416

Income before extraordinary gain				42,868
Extraordinary gain				1,426

Net income				$44,294

Total Assets	$3,141,575	$—	$—	$3,141,575

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Supplemental Cash Flow Information
Taxes and Interest Paid

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net federal income taxes paid	$2,500	$1,750	$6,500	$4,733
Interest paid	4,398	4,234	9,981	6,482
14. Restructuring
On January 23, 2006, the Company announced that it was combining the operations of United National and Penn-America under a single United America Insurance Group management structure. As a result of this restructuring, the Company recognized severance costs of approximately $0.3 million in the first quarter of 2006. No restructuring costs were incurred during the third quarter of 2006. Restructuring costs are included in acquisition and other underwriting expenses.
The Company expects to incur additional costs as it moves its employees to a single location, which the Company anticipates will total approximately $0.4 million. The Company is leasing temporary space in order to accommodate all employees during the move.
15. New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is in the process of determining the impact, if any, that the implementation of SFAS 155 will have on its consolidated financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, it does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of determining the impact, if any, that the implementation of SFAS 157 will have on its consolidated financial condition or results of operations.
In September 2006, the U. S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company is in the process of determining the impact, if any, that SAB 108 will have on its consolidated financial condition or results of operations.

UNITED AMERICA INDEMNITY, LTD.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Developments
On August 25, 2006, Joseph F. Morris, our President since January 2006 and former Chief Financial Officer and President of Penn-America Group, Inc. resigned from the company. Mr. Morris’ responsibilities included general corporate oversight, shareholder and SEC reporting, and investor relations. We are currently conducting a search for a Chief Executive Officer.
On September 30, 2006, we sold to Brown & Brown, Inc., an unrelated third party, substantially all of the assets of our Agency Operations. The after-tax gain on the sale was $10.1 million. As part of the sale agreement, 10% of the cash payment will be held in escrow for a period of up to two years to cover indemnification obligations under the asset purchase agreement. As a result of this sale, we are terminating our Agency Operations segment and have classified the results of this segment, including the gain on the sale, as discontinued operations for all periods presented for 2006 and 2005.
During the third quarter of 2006, as part of our investment income optimization strategy, $194.0 million of tax-free fixed income securities were sold, and the proceeds were reinvested in taxable fixed income securities. We incurred a realized loss of $1.7 million as a result of the sales; however, shareholders’ equity was not impacted due to the fact that the unrealized loss had previously been recognized as a component of accumulated other comprehensive income. This reinvestment allows us to generate additional investment income and utilize our alternative minimum tax (“AMT”) carryforward, which was $13.0 million as of December 31, 2005, faster than we otherwise would. In addition, our AMT carryforward, which is a component of our deferred tax asset on the balance sheet, is also expected to decrease due to the gain realized on the sale of substantially all of the assets of the Agency Operations.
Overview
We distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.
In connection with the consolidation of our U.S. Insurance Subsidiaries under a single United America Insurance Group management structure, we have reevaluated our product classifications. All commercial binding authority insurance products are now marketed through approximately 109 general agents for the Penn-America Insurance Companies and the United National Insurance Companies and will be managed and marketed as Penn-America product. All specialty product offerings, including professional liability lines of business, brokerage facilities, class-specific programs and umbrella/excess business, will continue to be managed and marketed as United National product.
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

UNITED AMERICA INDEMNITY, LTD.
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
In managing the business and evaluating performance, our management focuses on measures such as premium growth, rate level changes, loss ratio, expense ratio, combined ratio, return on equity, growth in book value per share, and operating income (a non-GAAP measure), which we define as net income excluding after-tax net realized investment gains (losses), after-tax gain and one-time charges from discontinued operations, and after-tax extraordinary items that do not reflect overall operating trends. Our management focuses on operating income as a useful measure of the net income attributable to the ongoing operations of the business. Operating income is not a substitute for the net income determined in accordance with GAAP, and investors should not place undue reliance on this measure.
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
We use a variety of techniques to establish our liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. Losses generated by business with common characteristics are aggregated into groups as losses are evaluated. For recent years, we generally combine actual loss data with losses that we anticipate to develop. For older years, we employ a variety of paid and incurred loss development tests. All of these techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of policyholders and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit

UNITED AMERICA INDEMNITY, LTD.
or explicit assumptions regarding the effects of external factors that include economic and social inflation, judicial decisions, law changes and recent trends in these factors. The information obtained from the evaluation of each segment is used by management to select its best point estimate for loss and loss expense reserves.
We continually review these estimates and, based on new developments and information, we include adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” is recorded in the period that the change in these estimates is made. Other than the discount that was made effective upon our acquisition of Wind River Investment Corporation on September 5, 2003, we do not discount our loss reserves.
As mentioned in the preceding paragraph, the ultimate liability for losses and loss adjustment expenses may be higher or lower than previously indicated. The table below illustrates the sensitivity to a hypothetical change to our net loss and loss adjustment expense reserves as of September 30, 2006. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on shareholders’ equity.

			Percentage
	Balance of Net	Change In Net	Increase
(Dollars in thousands)	Loss and Net	Loss and Net	(Decrease) in
Hypothetical Change in Net Loss and	Loss Adjustment	Loss Adjustment	Shareholders’
Loss Adjustment Expense Reserves	Expense Reserves (1)	Expense Reserves	Equity (2)
7.5% increase	$776,000	$54,140	(6.2)%
5.0% increase	757,953	36,093	(4.1)%
2.5% increase	739,907	18,047	(2.1)%
As recorded on September 30, 2006	721,860	—	—
2.5% decrease	703,814	(18,047)	2.1%
5.0% decrease	685,767	(36,093)	4.1%
7.5% decrease	667,721	(54,140)	6.2%

(1)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.

(2)	This presumes that the change in reserves is pro-rata across the entire portfolio of loss reserves for the purpose of determining the net effect on shareholders’ equity.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings and industry impairment data, financial history, and payment history of the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurer does not pay, we are still legally obligated to pay the original liability to the policyholders.
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
For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed, and (5) changes in

UNITED AMERICA INDEMNITY, LTD.
laws or regulations have affected an issuer or industry. If the fair value of an investment falls below its cost and the decline is determined to be other than temporary, the amount of the decline is included in earnings as a realized loss in the period in which the impairment arose.
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
The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2006:

				Gross Unrealized Losses
			Cost or		Six	Between
(Dollars in	Number of		Amortized		Months or	Seven Months	Greater than
thousands)	Securities (1)	Fair Value	Cost	Total	Less	and One Year	One Year (2)
Bonds	404	$734,682	$748,507	$13,825	$80	$4,528	$9,217
Preferred Stock	2	1,048	1,107	59	59	—	—
Common Stock	9	6,301	6,819	518	40	478	—

				$14,402	$179	$5,006	$9,217

(1)	Gross unrealized losses as of September 30, 2006 were determined by analyzing each security on an individual basis rather than on a per lot basis.

(2)	At September 30, 2006, we had 217 bonds that were in an unrealized loss position for greater than one year. We have analyzed these securities and have determined that they should not be impaired. We have the ability to hold these investments until maturity or until market value exceeds amortized cost. 99.7% of these securities are investment grade.
Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of September 30, 2006 concluded the unrealized losses discussed above are not other than temporary impairments.
We recorded the following other than temporary losses on our investment portfolios for the quarter and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Bonds	$44	$—	$44	$—
Preferred stock	—	—	167	—
Common stock	—	719	37	819

Total	$44	$719	$248	$819

Goodwill and Intangible Assets
We use several techniques to value the recoverability of our intangible assets. Discounted cash flow and cost to replace methods were used to value agency relationships, customer contracts, and insurer relationships. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software. Goodwill of $17.0 million and intangible assets of $5.9 million of Agency Operations were written off as a result of the sale of substantially all of the assets of our Agency Operations on September 30, 2006.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We performed our annual impairment review of goodwill and other indefinite lived assets during the fourth quarter of 2005 and have concluded that no events have occurred since then that would indicate that goodwill and other indefinite lived assets were impaired as of September 30, 2006. Impairment is recognized if the fair value of the company is less than its carrying amount.

UNITED AMERICA INDEMNITY, LTD.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There is no valuation allowance as of September 30, 2006. The deferred tax asset balance as of September 30, 2006 includes the AMT carryforward and is analyzed regularly by management. Based on these analyses, we have determined that our AMT carryforward is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
On an interim basis, we book our tax provision using the expected full year effective tax rate in accordance with the provisions of APB 28. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where we do business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense by forecasted pre-tax income. Changes in pre-tax and taxable income in the jurisdictions where we do business can change the APB 28 effective tax rate.
Our Business Segments
As mentioned in Note 2 of the consolidated financial statements in Item 1 of Part I of this report, substantially all of the assets of our Agency Operations were sold on September 30, 2006. The results of our Agency Operations are now classified as discontinued operations. Due to the asset sale, we no longer have an Agency Operations segment.
We evaluate the performance of our Insurance Operations segment based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.
We expect to add a new segment, Reinsurance Operations, as we complete the amalgamation of our Non-U.S. Insurance Operations into a single Bermuda based entity that will focus on offering third party reinsurance products. We expect that the new entity will begin offering such products by year-end 2006.

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Insurance Operations premiums written:
Gross premiums written	$167,862	$163,593	$494,715	$462,955
Ceded premiums written	22,208	28,730	71,036	82,277

Net premiums written	$145,654	$134,863	$423,679	$380,678

Revenues: (1)
Insurance Operations	$137,327	$121,987	$406,508	$343,901
Corporate	14,146	11,613	45,800	34,373

Total revenues	$151,473	$133,600	$452,308	$378,274

Expenses: (1)
Insurance Operations	$119,680	$118,627	$366,345	$318,200
Corporate	5,664	5,147	19,156	17,418

Subtotal	125,344	123,774	385,501	335,618
Intercompany eliminations	(203)	(315)	(965)	(624)

Net expenses	$125,141	$123,459	$384,536	$334,994

Income before income taxes: (1)
Insurance Operations	$17,647	$3,360	$40,163	$25,701
Corporate	8,482	6,466	26,644	16,955

Subtotal	26,129	9,826	66,807	42,656
Intercompany eliminations	203	315	965	624

Total income before income taxes	$26,332	$10,141	$67,772	$43,280

Insurance combined ratio analysis: (2)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio	55.1	63.6	57.8	59.4
Other underwriting expense ratio	31.7	33.5	31.9	33.3

Combined ratio	86.8	97.1	89.7	92.7

Impact of purchase accounting adjustments
Net losses and loss adjustment expense ratio	—	2.5	—	3.3
Other underwriting expense ratio	—	(2.7)	—	(3.6)

Combined ratio	—	(0.2)	—	(0.3)

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio	55.1	66.1	57.8	62.7
Other underwriting expense ratio	31.7	30.8	31.9	29.7

Combined ratio	86.8	96.9	89.7	92.4

(1)	Excludes the results of our Agency Operations which have been classified as discontinued operations for 2006 and 2005.

(2)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.
Results of Operations
Quarter Ended September 30, 2006 Compared with the Quarter Ended September 30, 2005
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $167.9 million for the quarter ended September 30, 2006, compared with $163.6 million for the quarter ended September 30, 2005, an increase of $4.3 million or 2.6%.

UNITED AMERICA INDEMNITY, LTD.
A breakdown of gross premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	September 30, 2006	September 30, 2005	(Decrease)
Penn-America product	$102,638	$94,232	$8,406

United National Class Specific (1)	30,912	30,858	54
United National Professional	15,217	24,429	(9,212)
United National Brokerage	14,114	6,248	7,866
United National Umbrella / Excess	4,981	7,826	(2,845)

Total United National products	65,224	69,361	(4,137)

Total	$167,862	$163,593	$4,269

(1)	This product class includes gross written premiums of the Non-U.S. Insurance Operations of $0.003 million and $0.1 million for the quarters ended September 30, 2006 and 2005, respectively.
•	Penn-America gross premiums written increased $8.4 million largely due to an increase in property premium offset by a slight reduction in casualty premium.

•	United National gross premiums written decreased $4.1 million. United National realized growth in its property brokerage premium line; however, this increase was offset by a decline in the professional product class, mainly resulting from a reduction in public officials premium and a decrease in umbrella premium.
Net premiums written, which equal gross premiums written less ceded premiums written, were $145.7 million for the quarter ended September 30, 2006, compared with $134.9 million for the quarter ended September 30, 2005, an increase of $10.8 million or 8.0%. The ratio of net premiums written to gross premiums written was 86.8% for the quarter ended September 30, 2006 and 82.4% for the quarter ended September 30, 2005.
A breakdown of net premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	September 30, 2006	September 30, 2005	(Decrease)
Penn-America product	$94,625	$82,341	$12,284

United National Class Specific (1)	26,868	24,852	2,016
United National Professional	13,344	20,974	(7,630)
United National Brokerage	10,371	5,103	5,268
United National Umbrella / Excess	446	1,593	(1,147)

Total United National products	51,029	52,522	(1,493)

Total	$145,654	$134,863	$10,791

(1)	This product class includes net premiums written of the Non-U.S. Insurance Operations of $0.003 million and $0.1 million for the quarters ended September 30, 2006 and 2005, respectively.
•	Penn-America net premiums written increased $12.3 million due to an increase in property premium and increased retentions relating to Penn-America’s casualty reinsurance treaties.

•	United National net premiums written decreased $1.5 million. United National realized growth in its property brokerage and class specific lines; however, this increase was offset by a decline in the professional product class that mainly resulted from a reduction in public officials premium and a decrease in umbrella premium.
Net premiums earned were $137.3 million for the quarter ended September 30, 2006, compared with $122.0 million for the quarter September 30, 2005, an increase of $15.3 million or 12.6%. Net premiums earned increased for the reasons noted above in net premiums written.

UNITED AMERICA INDEMNITY, LTD.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $15.6 million for the quarter ended September 30, 2006, compared with $11.0 million for the quarter ended September 30, 2005, an increase of $4.5 million or 41.0%. This increase was primarily due to a $4.8 million increase in gross investment income.
•	Gross investment income, excluding realized gains and losses, was $17.4 million for the quarter ended September 30, 2006, compared with $12.6 million for the quarter ended September 30, 2005, an increase of $4.8 million or 38.5%. The increase was primarily due to increasing investment yields and an increase in cash and invested assets. Cash and invested assets grew to $1,632.2 million as of September 30, 2006, from $1,424.2 million as of December 31, 2005, an increase of $208.0 million or 14.6%. Gross investment income in the quarter ended September 30, 2006 also included $0.4 million in distributions from our limited partnership investments compared to distributions of $0.1 million in the quarter ended September 30, 2005.

•	Investment expenses were $1.9 million for the quarter ended September 30, 2006, compared with $1.5 million for the quarter ended September 30, 2005, an increase of $0.3 million or 20.8%. The increase was primarily due to higher investment manager fees based on a higher average portfolio market value in 2006 compared to 2005.
The average duration of our bonds increased to 4.1 years as of September 30, 2006 from 3.8 years as of September 30, 2005 due to purchases of bonds with longer durations. Including cash and short-term investments, the average duration of our investments as of September 30, 2006 is 3.4 years. At September 30, 2006, our embedded book yield on our bonds, not including cash, was 4.90% compared with 4.14% at September 30, 2005.
Net Realized Investment Gains (Losses)
Net realized investment losses were $1.4 million for the quarter ended September 30, 2006, compared with net realized investment gains of $0.6 million for the quarter ended September 30, 2005. The net realized investment losses for the quarter ended September 30, 2006 consist primarily of net losses of $1.6 million relative to bond portfolios, including other than temporary impairments of $0.04 million, primarily caused as a result of our investment income optimization strategy as described in the Recent Developments section of this Item 2, net losses of $0.3 million relative to our equity portfolios, and net gains of $0.5 million relative to our options portfolio. The net realized investment gains for the quarter ended September 30, 2005 consist of net gains of $0.9 million relative to our options portfolio, net losses of $0.2 million relative to our bond portfolios, and net losses of $0.1 million relative to our equity portfolios, including other than temporary impairments of $0.7 million.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $75.6 million for the quarter ended September 30, 2006, compared with $80.7 million for the quarter ended September 30, 2005, a decrease of $5.1 million or 6.3%. The decrease in incurred losses and loss adjustment expenses is attributable to fewer catastrophe losses in the third quarter of 2006 compared to the third quarter of 2005 and a prior year loss reserve release of $5.0 million in the current quarter due to favorable development of prior year loss reserves. (See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more information regarding the reserve release.)
The loss ratio for the quarter ended September 30, 2006 was 55.1% compared with 66.1% for the quarter ended September 30, 2005. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Purchase accounting adjustments in 2005 increased the loss ratio for the quarter ended September 30, 2005 2.5 points. There were no purchase accounting adjustments that impacted the loss ratio for the quarter ended September 30, 2006. The release of prior year loss reserves in 2006 decreased the loss ratio for the quarter ended September 30, 2006 3.6 points. Catastrophe losses for Hurricanes Katrina and Rita in 2005 increased the loss ratio for the quarter ended September 30, 2005 7.3 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophe losses for Hurricanes Katrina and Rita in 2005, the loss ratio increased from 56.5% for the quarter ended September 30, 2005 to 58.7% for the quarter ended September 30, 2006 primarily

UNITED AMERICA INDEMNITY, LTD.
due to an increase in our Penn-America product class casualty loss ratio.
The following table shows our estimated gross losses incurred related to the 2005 hurricanes as of September 30, 2006 and June 30, 2006:

(Dollars in thousands)	September 30, 2006	June 30, 2006	Increase/ (Decrease
Katrina first landfall	$653	$650	$3
Katrina second landfall	37,441	36,929	512
Rita	3,800	4,500	(700)
Wilma	8,700	8,900	(200)

Total	$50,594	$50,979	$(385)

The following table shows our estimated net losses incurred related to the 2005 hurricanes as of September 30, 2006 and June 30, 2006:

(Dollars in thousands)	September 30, 2006	June 30, 2006	Increase/ (Decrease
Katrina first landfall	$210	$207	$3
Katrina second landfall	6,329	5,833	496
Rita	3,600	4,100	(500)
Wilma	2,000	2,000	—

Total	$12,139	$12,140	$(1)

In total 1,658 claims have been reported for hurricanes Katrina, Rita, and Wilma. 81 claims remain open as of October 31, 2006.
For a description of our catastrophe reinsurance agreements and our coverage under those agreements, see Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $43.6 million for the quarter ended September 30, 2006, compared with $37.6 million for the quarter ended September 30, 2005, an increase of $5.9 million or 15.8%. This increase is primarily due to a $5.6 million increase in acquisition costs.
•	The increase in acquisition costs is primarily due to the fact that Penn-America Insurance Companies’ deferred acquisition costs were written off at January 24, 2005 as a result of their merger with us, thereby reducing acquisition costs by $4.9 million in 2005.

•	Other underwriting expenses increased $0.3 million.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.9 million for the quarter ended September 30, 2006, compared with $2.5 million for the quarter ended September 30, 2005, an increase of $0.4 million. 2005 corporate expenses include a gain on the extinguishment of debt of $1.3 million. The gain was recorded as a result of the prepayment of $72.8 million in principal and related interest under senior notes issued by Wind River Investment Corporation (“Wind River”) to the Ball family trusts in September 2003. Excluding the effect of this 2005 gain, corporate and other operating expenses for the quarter ended September 30, 2006 decreased $0.9 million compared to the quarter ended September 30, 2005 due to reductions in Sarbanes-Oxley costs, legal expenses, director fees, and other corporate expenses.

UNITED AMERICA INDEMNITY, LTD.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 31.7% for the quarter ended September 30, 2006, compared with 30.8% for the quarter ended September 30, 2005. Purchase accounting adjustments in 2005 decreased the expense ratio for the quarter ended September 30, 2005 2.7 points. There were no purchase accounting adjustments that impacted the expense ratio for the quarter ended September 30, 2006. Excluding the impact of purchase accounting adjustments, the expense ratio decreased from 33.5% for the quarter ended September 30, 2005 to 31.7% for the quarter ended September 30, 2006 primarily due to reductions in commissions and other underwriting expenses as a percentage of earned premium.
Our combined ratio was 86.8% for the quarter ended September 30, 2006, compared with 96.9% for the quarter ended September 30, 2005. Purchase accounting adjustments in 2005 decreased the combined ratio for the quarter ended September 30, 2005 0.2 points. There were no purchase accounting adjustments that impacted the combined ratio for the quarter ended September 30, 2006. The release of prior year loss reserves in 2006 decreased the combined ratio for the quarter ended September 30, 2006 3.6 points. Catastrophe losses for Hurricanes Katrina and Rita in 2005 increased the combined ratio for the quarter ended September 30, 2005 7.3 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophes losses for Hurricanes Katrina and Rita in 2005, the combined ratio increased from 90.0% for the quarter ended September 30, 2005 to 90.4% for the quarter ended September 30, 2006 primarily due to an increase in our Penn-America product class casualty loss ratio offset by reductions in commission and other underwriting expenses as a percentage of earned premium.
Interest Expense
Interest expense was $3.1 million for the quarter ended September 30, 2006, compared with $2.7 million for the quarter ended September 30, 2005, an increase of $0.4 million or 15.0%. This increase is primarily due to increases in interest rates on the junior subordinated debt and interest expense on the $90.0 million private placement debt, which was borrowed on July 20, 2005, offset by a decrease in interest expense related to the retirement of $72.8 million of the Ball family trust senior notes, which were retired on that same date. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of our 2005 Annual Report on Form 10-K for additional information regarding these notes.
Income Tax Expense (Benefit)
Income tax expense relating to continuing operations was $5.1 million for the quarter ended September 30, 2006, compared with $1.4 million for the quarter ended September 30, 2005. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pretax income excluding realized gains and add actual tax on realized gains to that result. Our pretax income was $26.3 million and $10.1 million for the quarters ended September 30, 2006 and 2005, respectively.
Our AMT credit carryforward as of December 31, 2005 was $13.0 million. Subject to statutory limitations, the carryforward can be carried forward indefinitely. We expect that the carryforward will be reduced faster than it otherwise would have been as a result of the gain on the sale of substantially all of the assets of our Agency Operations and the shift of $194.0 million of tax-free investments to taxable investments.
Equity in Net Income of Partnerships
Equity in net income of partnerships was a loss of $0.04 million for the quarter ended September 30, 2006, compared with income of $0.6 million for the quarter ended September 30, 2005, a decrease of $0.7 million. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment, including the

UNITED AMERICA INDEMNITY, LTD.
gain on the sale of substantially all of the assets of our Agency Operations. Income from discontinued operations was $10.9 million for the quarter ended September 30, 2006, compared with $0.8 million for the quarter ended September 30, 2005, an increase of $10.1 million. The increase is primarily due to the gain on the sale of assets of $10.1 million.
Net Income and Operating Income
The factors described above resulted in net income of $32.1 million for the quarter ended September 30, 2006, compared to net income of $10.3 million for the quarter ended September 30, 2005, and increase of $21.8 million or 213.2%. Operating income was $22.9 million for the quarter ended September 30, 2006, compared with operating income of $9.9 million for the quarter ended September 30, 2005, an increase of $13.0 million or 131.7%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax net realized investment gains (losses), less the after-tax gain and one-time charges from discontinued operations, less any after-tax extraordinary gains or losses. Operating income for 2006 is equal to 2006 net income less $0.9 million for after-tax realized investment losses and $10.1 million for the after-tax gain on the sale of assets. Operating income for 2005 is equal to 2005 net income less $0.3 million for after-tax realized investment gains.
A reconciliation of operating income to net income for the quarters ended September 30, 2006 and 2005 is as follows:

	Quarter Ended	Quarter Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005
Operating income	$22,911	$9,888

Adjustments:
Net realized investment gains (losses), net of tax	(925)	359
Gain on the sale of Agency Operations’ assets, net of tax	10,103	—

Net income	$32,089	$10,247

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $494.7 million for the nine months ended September 30, 2006, compared with $463.0 million for the nine months ended September 30, 2005, an increase of $31.8 million or 6.9%.
A breakdown of gross premiums written by product class is as follows:

	Nine Months Ended	Nine Months Ended	Increase /
(Dollars in thousands)	September 30, 2006	September 30, 2005	(Decrease)
Penn-America product	$300,712	$278,185	$22,527
United National Class Specific (1)	100,484	89,646	10,838
United National Professional	43,775	59,896	(16,121)
United National Brokerage	31,831	13,188	18,643
United National Umbrella / Excess	17,913	22,040	(4,127)

Total United National products	194,003	184,770	9,233

Total	$494,715	$462,955	$31,760

(1)	This product class includes gross written premiums of the Non-U.S. Insurance Operations of $0.05 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.
•	Penn-America gross premiums written increased $22.5 million primarily as a result of the inclusion of premium written by the Penn-America Insurance Companies for a full nine months in 2006 whereas our

UNITED AMERICA INDEMNITY, LTD.
2005 results only included premium written by the Penn-America Insurance Companies from January 25, 2005, the date of their merger with us.

•	United National gross premiums written increased $9.2 million primarily due to an increase in class specific and property brokerage premium somewhat offset by decreases in our professional lines mainly due to decreases in the public officials line and decreased umbrella premium.
Net premiums written, which equal gross premiums written less ceded premiums written, were $423.7 million for the nine months ended September 30, 2006, compared with $380.7 million for the nine months ended September 30, 2005, an increase of $43.0 million or 11.3%. The ratio of net premiums written to gross premiums written was 85.6% for the nine months ended September 30, 2006 and 82.2% for the nine months ended September 30, 2005.
A breakdown of net premiums written by product class is as follows:

	Nine Months Ended	Nine Months Ended	Increase /
(Dollars in thousands)	September 30, 2006	September 30, 2005	(Decrease)
Penn-America product	$274,869	$245,521	$29,348

United National Class Specific (1)	83,376	68,474	14,902
United National Professional	38,055	51,268	(13,213)
United National Brokerage	23,858	11,163	12,695
United National Umbrella / Excess	3,521	4,252	(731)

Total United National products	148,810	135,157	13,653

Total	$423,679	$380,678	$43,001

(1)	This product class includes net premiums written of the Non-U.S. Insurance Operations of $0.04 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.
•	Penn-America net premiums written increased $29.4 million primarily due to the inclusion of premium written by the Penn-America Insurance Companies for a full nine months in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from January 25, 2005, the date of their merger with us, combined with an increase in property premium and increased retentions relating to Penn-America’s casualty reinsurance treaties.

•	United National net premiums written increased $13.7 million primarily due an increase in property brokerage premium, increased retentions relating to United National’s casualty reinsurance treaties, and new product offerings within our class specific product class partially offset by a decline in our professional product class resulting from a reduction in public officials and umbrella premium.
Net premiums earned were $406.5 million for the nine months ended September 30, 2006, compared with $343.9 million for the nine months ended September 30, 2005, an increase of $62.6 million or 18.2%. Net premiums earned increased for the reasons noted above in the net premiums written discussion.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $47.2 million for the nine months ended September 30, 2006, compared with $34.0 million for the nine months ended September 30, 2005, an increase of $13.2 million or 38.7%. This increase was primarily due to a $13.5 million increase in gross investment income.
•	Gross investment income, excluding realized gains and losses, was $51.9 million for the nine months ended September 30, 2006, compared with $38.5 million for the nine months ended September 30, 2005, an increase of $13.5 million or 35.0%. The increase was primarily due to increasing investment yields, an increase in cash and invested assets, and the inclusion of Penn-America Insurance Companies and Penn Independent for a full nine months in 2006. Cash and invested assets grew to $1,632.2 million as of September 30, 2006, from $1,424.2 million as of December 31, 2005, an increase of $208.0 million or

UNITED AMERICA INDEMNITY, LTD.
14.6%. Gross investment income for the first nine months of 2006 also included $2.8 million in distributions from our limited partnership investments compared to distributions of $4.7 million in the first nine months of 2005.

•	Investment expenses were $4.7 million and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $0.3 million or 6.9%. The increase was primarily due to higher investment manager fees based on a higher average portfolio market value in 2006 compared to 2005.
The average duration of our bonds increased to 4.1 years as of September 30, 2006 from 3.8 years as of September 30, 2005 due to purchases of bonds with longer durations. Including cash and short-term investments, the average duration of our investments as of September 30, 2006 is 3.4 years. At September 30, 2006, our embedded book yield on our bonds, not including cash, was 4.90% compared with 4.14% at September 30, 2005.
Net Realized Investment Gains (Losses)
Net realized investment losses were $1.4 million for the nine months ended September 30, 2006, compared with net realized investment gains of $0.3 million for the nine months ended September 30, 2005. The net realized investment losses for the nine months ended September 30, 2006 consist primarily of net losses of $1.8 million relative to our bond portfolios, including other than temporary impairments of $0.04 million, primarily as a result of our investment income optimization strategy as described in the Recent Developments section of this Item 2, net losses of $0.6 million relative to our equity portfolios, and net gains of $1.0 million relative to our options portfolio. The net realized investment gains for the nine months ended September 30, 2005 consist of net gains of $0.7 million relative to our bond portfolios, net losses of $0.1 million relative to our options portfolio, and net losses of $0.3 million relative to our equity portfolios, including other than temporary impairments of $0.8 million.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $235.1 million for the nine months ended September 30, 2006, compared with $215.5 million for the nine months ended September 30, 2005, an increase of $19.6 million or 9.1%. The increase in incurred losses and loss adjustment expenses is attributable to growth in earned premium and the inclusion of Penn-America for a full nine months in 2006. We also experienced fewer catastrophe losses in 2006 compared to 2005. In addition, during the third quarter of 2006, we released $5.0 million of loss reserves due to favorable development of prior year losses. (See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more information regarding the reserve release.)
The loss ratio for the nine months ended September 30, 2006 was 57.8% compared with 62.7% for the nine months ended September 30, 2005. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Purchase accounting adjustments in 2005 increased the loss ratio for the nine months ended September 30, 2005 3.3 points. There were no purchase accounting adjustments that impacted the loss ratio for the nine months ended September 30, 2006. The release of prior year loss reserves in 2006 decreased the loss ratio for the nine months ended September 30, 2006 1.2 points. Catastrophe losses for Hurricanes Katrina and Rita in 2005 increased the loss ratio for the nine months ended September 30, 2005 2.7 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophe losses for Hurricanes Katrina and Rita in 2005, the loss ratio increased from 56.9% for the nine months ended September 30, 2005 to 59.1% for the nine months ended September 30, 2006 primarily due to an increase in our Penn-America product class casualty loss ratio.
The following table shows our estimated gross losses incurred related to the 2005 hurricanes as of September 30, 2006 and December 31, 2005:

(Dollars in thousands)	September 30, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$653	$1,250	$(597)
Katrina second landfall	37,441	30,600	6,841
Rita	3,800	3,400	400
Wilma	8,700	7,700	1,000

Total	$50,594	$42,950	$7,644

UNITED AMERICA INDEMNITY, LTD.
The following table shows our estimated net losses incurred related to the 2005 hurricanes as of September 30, 2006 and December 31, 2005:

(Dollars in thousands)	September 30, 2006	December 31, 2005	Increase/ (Decrease)
Katrina first landfall	$210	$560	$(350)
Katrina second landfall	6,329	2,400	3,929
Rita	3,600	3,000	600
Wilma	2,000	2,000	—

Total	$12,139	$7,960	$4,179

During the nine months ended September 30, 2006, we updated our previous estimate of losses relative to hurricanes Katrina, Rita, and Wilma within our property lines and increased our estimate of net losses by $4.2 million. In addition to the losses, an additional $0.2 million of reinstatement costs were incurred during the nine months ended September 30, 2006. These losses were offset by favorable development of prior year loss reserves. With respect to our hurricane losses, we have received over 1,100 claims related to Katrina’s second landfall, and the actual adjustment process has resulted in a higher level of damageability than was reflected in our original estimates. As a result of the increase in catastrophe reserves, we have exceeded the limits of our $25.0 million in excess of $5.0 million catastrophe reinsurance coverage for the coverage period ended May 31, 2006. In total, 1,658 claims have been reported for hurricanes Katrina, Rita, and Wilma. 81 claims remain open as of October 31, 2006.
For a description of our catastrophe reinsurance agreements and our coverage under those agreements, see Note 4 of the footnotes to the consolidated financial statements in Item 1 of Part I of this report.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $129.6 million for the nine months ended September 30, 2006, compared with $102.1 million for the nine months ended September 30, 2005, an increase of $27.6 million or 27.0%. This increase can primarily be attributed to a $26.9 million increase in acquisition costs.
•	Purchase accounting caused the acquisition costs for the nine months ended September 30, 2005 to be $19.0 million lower than what they would have been. Excluding the purchase accounting adjustment, acquisition costs increased $8.6 million. The increase in acquisition costs is primarily the result of increased earned premium. 2006 includes Penn-America’s results for a full nine months. For the nine months ended September 30, 2005, the results of Penn-America are only included from the date of its acquisition, January 25, 2005.

•	Other underwriting expenses increased $0.7 million.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $11.1 million and $10.7 million for the nine months ended September 30, 2006 and 2005, respectively. 2005 corporate expenses include a gain on the extinguishment of debt of $1.3 million. The gain was recorded as a result of the prepayment of $72.8 million in principal and related interest under senior notes issued by Wind River Investment Corporation (“Wind River”) to the Ball family trusts in September 2003. Excluding the effect of this 2005 gain, corporate and other operating expenses for the nine months ended September 30, 2006 decreased $0.9 million compared to the nine months ended September 30, 2005 due to reductions in Sarbanes-Oxley costs, legal expenses, director fees, and other corporate expenses.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by

UNITED AMERICA INDEMNITY, LTD.
premiums earned, was 31.9% for the nine months ended September 30, 2006, compared with 29.7% for the nine months ended September 30, 2005. Purchase accounting adjustments in 2005 decreased the expense ratio for the nine months ended September 30, 2005 3.6 points. There were no purchase accounting adjustments that impacted the expense ratio for the nine months ended September 30, 2006. Excluding the impact of purchase accounting adjustments, the expense ratio decreased from 33.3% for the nine months ended September 30, 2005 to 31.9% for the nine months ended September 30, 2006 primarily due to reductions in commissions and other underwriting expenses as a percentage of earned premium.
Our combined ratio was 89.7% for the nine months ended September 30, 2006, compared with 92.4% for the nine months ended September 30, 2005. Purchase accounting adjustments in 2005 decreased the combined ratio for the nine months ended September 30, 2005 0.3 points. There were no purchase accounting adjustments that impacted the combined ratio for the nine months ended September 30, 2006. The release of prior year loss reserves in 2006 decreased the combined ratio for the nine months ended September 30, 2006 1.3 points. Catastrophe losses for Hurricanes Katrina and Rita in 2005 increased the combined ratios for the nine months ended September 30, 2005 2.7 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophe losses for Hurricanes Katrina and Rita in 2005, the combined ratio increased from 90.2% for the nine months ended September 30, 2005 to 91.0% for the nine months ended September 30, 2006 primarily due to an increase in our Penn-America product class casualty loss ratio offset by reductions in commission and other underwriting expenses as a percentage of earned premium.
Interest Expense
Interest expense was $8.7 million for the nine months ended September 30, 2006, compared with $6.8 million for the nine months ended September 30, 2005, an increase of $2.0 million or 29.3%. This increase is primarily due to increases in interest rates on the junior subordinated debt and interest expense on the $90.0 million private placement debt, which was borrowed on July 20, 2005, offset by a decrease in interest expense related to the retirement of $72.8 million of the Ball family trust senior notes, which were retired on that same date. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of our 2005 Annual Report on Form 10-K for additional information regarding these notes.
Income Tax Expense (Benefit)
Income tax expense was $8.8 million for the nine months ended September 30, 2006, compared with $1.9 million for the nine months ended September 30, 2005. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pretax income excluding realized gains and add actual tax on realized gains to that result. Our pretax income was $67.8 million and $43.3 million for the nine months ended September 30, 2006 and 2005, respectively.
Our AMT credit carryforward as of December 31, 2005 was $13.0 million. Subject to statutory limitations, the carryforward can be carried forward indefinitely. We expect that the carryforward will be reduced faster than it otherwise would have been as a result of the gain on the sale of substantially all of the assets of our Agency Operations and the shift of $194.0 million of tax-free investments to taxable investments.
Equity in Net Income of Partnerships
Equity in net income of partnerships was $0.5 million for the nine months ended September 30, 2006, compared with $1.1 million for the nine months ended September 30, 2005, a decrease of $0.5 million. The decrease is primarily attributable to the performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment, including the gain on the sale of substantially all of the assets of our Agency Operations. Income from discontinued operations was $10.7 million for the nine months ended September 30, 2006, compared with $0.4 million for the nine months

UNITED AMERICA INDEMNITY, LTD.
ended September 30, 2005, an increase of $10.2 million. The increase is primarily due to the gain on the sale of assets of $10.1 million.
Extraordinary Gain
The extraordinary gain of $1.4 million for the nine months ended September 30, 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with our acquisition of Wind River Investment Corporation in 2003, which are currently considered to be deductible for federal tax purposes.
Net Income and Operating Income
The factors described above resulted in net income of $70.1 million for the nine months ended September 30, 2006, compared to net income of $44.3 million for the nine months ended September 30, 2005, an increase of $25.8 million or 58.3%. Operating income was $61.0 million for the nine months ended September 30, 2006, compared with operating income of $42.6 million for nine months ended September 30, 2005, an increase of $18.3 million or 43.0%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax net realized investment gains (losses), less after-tax gain and one-time charges from discontinued operations, less any after-tax extraordinary gains or losses. Operating income for 2006 is equal to 2006 net income less $0.9 million for after-tax realized investment losses less the gain on the sale of assets of $10.1 million. Operating income for 2005 is equal to 2005 net income less $0.3 million for after-tax realized investment gains and a $1.4 million extraordinary gain recorded in connection with the acquisition of Wind River Investment Corporation.
A reconciliation of operating income to net income for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005
Operating income	$60,957	$42,616

Adjustments:
Net realized investment gains (losses), net of tax	(939)	252
Extraordinary gain	—	1,426
Gain on sale of Agency Operations’ assets, net of tax	10,103	—

Total after-tax adjustments	9,164	1,678

Net income	$70,121	$44,294

Liquidity and Capital Resources
Sources and Uses of Funds
United America Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Barbados, Wind River Bermuda, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and Penn Independent Corporation, of which substantially all of its assets were sold on September 30, 2006.
United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders and corporate expenses, includes dividends and other permitted disbursements from Wind River Barbados, which in turn is largely dependent on dividends and other payments from Wind River Bermuda, the Luxembourg Companies, the United National Insurance Companies, and the Penn-America Insurance Companies. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity has no planned capital expenditures that

UNITED AMERICA INDEMNITY, LTD.
could have a material impact on its long-term liquidity needs.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $36.0 million. For 2006, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $22.0 million, including $7.2 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2005 ownership percentages. During the nine months ended September 30, 2006, the United National Insurance Companies and the Penn-America Insurance Companies paid dividends of $7.5 million and $12.5 million, respectively. In October 2006, the United National Insurance Companies and the Penn-America Insurance Companies declared dividends of $6.5 million and $2.8 million, respectively, to be paid on or after November 7, 2006 to the shareholders of record as of October 25, 2006.
For 2006, we believe that Wind River Barbados and Wind River Bermuda should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from our Bermuda operations to fund obligations of United America Indemnity, Ltd. Wind River Bermuda is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Wind River Bermuda can currently pay a dividend of up to $17.2 million without requesting BMA approval. We expect its dividend paying capacity will increase once Wind River Bermuda and Wind River Barbados are amalgamated into a single entity. Wind River Bermuda and Wind River Barbados have not declared or paid dividends in 2006.
We have received permission from the BMA to amalgamate Wind River Bermuda and Wind River Barbados. We have requested a discontinuance certificate from the Barbados authorities. As soon as the certificate is received, the amalgamation will be completed. We expect to receive the discontinuance certificate during the fourth quarter of 2006.
Surplus Levels
Each company in our U.S. Insurance Operations is required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC adopted risk-based capital standards designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, the capital and surplus for each company in our U.S. Insurance Operations are in excess of the prescribed minimum company action level risk-based capital requirements.
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
Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $159.5

UNITED AMERICA INDEMNITY, LTD.
million and $129.1 million, respectively. The increase in operating cash flows of approximately $30.4 million from the prior year was primarily a net result of the following items:
•	an increase in net premiums collected of $44.4 million, offset by an increase in net losses paid of $16.2 million and an increase in acquisition costs and other underwriting expenses of $12.1 million;

•	an increase in net investment income collected of $16.7 million; and

•	an increase in interest paid of $3.6 million.
See the consolidated statement of cash flows in the financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
Each company in our U.S. Insurance Operations and our Non-U.S. Insurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At September 30, 2006, United America Indemnity had cash and cash equivalents of $253.1 million.
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
There are two intercompany pooling agreements in place for the United National Insurance Companies. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the United National Insurance Companies cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained are allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective pool participation percentages. The second pool requires less trust funding by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool.
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

UNITED AMERICA INDEMNITY, LTD.
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
Since Wind River Barbados and Wind River Bermuda are not authorized reinsurers in the United States, the insurance laws and regulations of Pennsylvania, Indiana, Wisconsin, and Virginia require the establishment of reinsurance trusts for the benefit of the United National Insurance Companies. The funding requirement includes the amount due on ceded paid loss and loss adjustment expenses, ceded unearned premium reserves, and ceded loss and loss adjustment expense reserves. Wind River Bermuda and Wind River Barbados have each established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Subsidiaries. We invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that both Wind River Bermuda and Wind River Barbados will have sufficient liquidity to pay claims prospectively.
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
Prospectively, as bonds mature and new cash is obtained, the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt bonds as well as publicly traded and private equity investments. With respect to bonds, our credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the AMT.
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
On January 18, 2006, U.A.I. (Luxembourg) Investment S.ar.l. (“UAI Luxembourg Investment”) loaned $6.0 million to United America Indemnity, Ltd. The loan has been and will be used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. United America Indemnity, Ltd. is dependent on its subsidiaries to pay it dividends to pay its operating expenses. We anticipate that our Bermuda insurance operations will begin to pay dividends to United America Indemnity, Ltd. during 2007.

UNITED AMERICA INDEMNITY, LTD.
UAI Luxembourg Investment holds promissory notes of $175.0 million and $110.0 million from United America Indemnity Group, Inc. (“UAI Group, Inc.”), which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. The $110.0 million note was issued on January 24, 2005. It is anticipated that interest on both notes will be paid annually. UAI Group, Inc. has no operations. The ability of UAI Group, Inc. to generate cash to pay interest on the notes and repay the notes is dependent on dividends that it receives from its subsidiaries.
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
United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no outstanding borrowings against this line of credit as of September 30, 2006.
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

UNITED AMERICA INDEMNITY, LTD.
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
Interest Rate Risk
Our primary market risk exposure is to changes in interest rates. Our bonds are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our bonds fall, and the converse is also true. We expect to manage interest rate risk through an active portfolio management strategy that involves the selection, by our external investment advisors, of investments with appropriate characteristics, such as duration, yield, currency and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.

UNITED AMERICA INDEMNITY, LTD.
As of September 30, 2006, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
(Dollars in thousands)		Market Value
Basis Point Change	Market Value	$	%
200	$1,162,422	$(88,221)	(7.1)%
100	1,206,302	(44,341)	(3.6)
No change	1,250,643	—	—
(100)	1,293,097	42,454	3.4
(200)	1,332,986	82,343	6.6
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
With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers that we believe to have adequate financial strength and sufficient capital to fund their obligations. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts for collateral. As of September 30, 2006, $649.9 million of collateral was held in trust to support the reinsurance receivables.
Equity Price Risk
The objective for our equity portfolio is to outperform the market primarily through specific stock selection while constructing and managing the equity portfolio with the most efficient ratio of return to risk. Our equity strategy is based on the view that our core holding should be a conservative, broadly diversified portfolio comprised of domestic large capitalization common stocks, but that we can occasionally out-perform our benchmark portfolio by moderately overweighting specific industry sectors that our external investment advisors believe are attractive relative to their fundamental values.
Seeking active returns exclusively from stock selection means that we minimize all other portfolio risk for which we believe an investor is not adequately compensated, which includes market timing and sector, capitalization, and style biases. As part of our strategy, stocks are sold when their risk/return profile is no longer attractive.
The carrying values of investments subject to equity prices are based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and thus the amount realized in the subsequent sale of an investment may differ from the reported market value. Fluctuation in the market price of a security results from perceived changes in the underlying economic makeup of a stock, the price of alternative investments and overall market conditions.

UNITED AMERICA INDEMNITY, LTD.
As of September 30, 2006, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in the market prices of our preferred and common equity securities. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(Dollars in thousands)
		Hypothetical
	Estimated Fair Value	Percentage Increase
Hypothetical Price	after Hypothetical	(Decrease) in
Change	Change in Prices	Shareholders’ Equity
(20%)	$56,758	(1.3%)
(10%)	63,853	(0.6%)
No change	70,948	—
10%	78,043	0.6%
20%	85,138	1.3%
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Certain key controls have been added, deleted, or modified due to the integration of our Insurance Operations. Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Financial Officer, who is acting in his capacity as such, and the President and Chief Executive Officer of United America Insurance Group, and the President and Chief Executive Officer of Wind River Reinsurance Company, Ltd., who are currently fulfilling the duties and responsibilities of our principal executive officer in the aggregate, have concluded that as of September 30, 2006, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
As a result of combining the operations of United National and Penn-America under a single United America Insurance Group management structure, we have added, deleted, or modified certain of our internal controls over financial reporting. However, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our 2005 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2006. The risk factors identified therein have not materially changed other than as set forth below.
We Are Dependent on Our Senior Executives and the Loss of Any of These Executives or Our Inability to Hire and Retain a Chief Executive Officer or Other Key Personnel Could Adversely Affect Our Business.
Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We are currently conducting a search for a Chief Executive Officer who will be responsible for developing and executing our business strategy, direct oversight of our operating subsidiaries and management of our holding company operations. These duties and responsibilities have been fulfilled in the aggregate by our senior management team, including Kevin L. Tate, our Chief Financial Officer, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, and David R. Whiting, President and Chief Executive Officer of Wind River Reinsurance Company, Ltd. Messrs. Tate, Schmidt and Whiting each report directly to our Board of Directors through its Chairman.
The departure of Joseph F. Morris, our former President, has temporarily increased the responsibilities of our remaining senior executives to fulfill duties previously performed by Mr. Morris. As such, the success of our initiatives and our future performance depend upon our ability to attract and retain a Chief Executive Officer and upon the continued service of our senior management team.
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

UNITED AMERICA INDEMNITY, LTD.
Item 6. Exhibits

10.1*	Letter Agreement, dated as of August 21, 2006, by and between Joseph F. Morris, United America Indemnity Group, Inc., and United America Indemnity, Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 29, 2006).

31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant

November 9, 2006	By:	/s/ Kevin L. Tate

Date: November 9, 2006	Kevin L. Tate Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)