Form 10-K
period 2006-12-31
UNITED AMERICA INDEMNITY, LTD
filed 2007-03-16
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

000-50511
Commission File Number

United America Indemnity, Ltd.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0417107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WALKER HOUSE, 87 MARY STREET
P.O. BOX 908GT
GEORGE TOWN, GRAND CAYMAN
CAYMAN ISLANDS
(Address of principal executive office including zip code)

Registrant’s telephone number, including area code: (345) 949-0100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common A Common Shares, $0.0001 Par Value	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Class A Common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Market as of such date), was $359,897,973. Class A common shares held by each executive officer and director and by each person who is known by the registrant to beneficially own 5% or more of the registrant’s outstanding Class A common shares have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2007, the registrant had outstanding 24,651,719 Class A Common Shares and 12,687,500 Class B Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 Annual General Meeting of Shareholders to be held May 25, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

As used in this annual report, unless the context requires otherwise: 1) “United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries; 2) our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., U.N. Holdings Inc., which was dissolved on May 31, 2006, Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations; 3) “United America Insurance Group” refers to our U.S. Insurance Operations; 4) our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies; 5) our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, the United National Insurance Companies, International Underwriters, LLC, and J.H.

Ferguson & Associates, LLC; 6) the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company; 7) the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; 8) the “Insurance Operations” refers to the U.S. Insurance Operations; 9) our “Non-U.S. Insurance Operations” refer to the insurance related operations of Wind River Barbados and Wind River Bermuda prior to the amalgamation, which occurred on September 30, 2006; 10) “Wind River Barbados” refers to Wind River Insurance Company (Barbados), Ltd.; 11) “Wind River Bermuda” refers to Wind River Insurance Company, Ltd.; 12) “Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Barbados was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Bermuda; 13) the “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006; 14) our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.; 15) our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance; 16) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.; 17) “AIS” refers to American Insurance Service, Inc.; 18) “United National Group” refers to the United National Insurance Companies and Emerald Insurance Company; 19) “Penn Independent Group” refers to Penn Independent Corporation and its subsidiaries; 20) “Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies; 21) the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I and Penn-America Statutory Trust II; 22) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; 23) “GAAP” refers to accounting principles generally accepted in the United States of America; and 24) “$” or “dollars” refers to U.S. dollars.

PART I

Item 1.	Business

Some of the information contained in this Item 1 or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 7 of Part I and “Risk Factors” in Item 1A of Part I for more information. You should review “Risk Factors” in Item 1A of Part I for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Recent Developments

On September 30, 2006, we sold substantially all of the assets of our Agency Operations to Brown & Brown, Inc. As a result of this sale, we terminated our Agency Operations segment and have classified the results of this segment as discontinued operations for all periods presented.

On November 14, 2006, we announced that our Board of Directors had appointed Robert M. Fishman as Chief Executive Officer of United America Indemnity and selected Mr. Fishman to serve as a member of our Board of Directors, effective November 27, 2006.

Effective February 5, 2007, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, Senior Vice President of Claims of United America Insurance Group, resigned. In response to these departures, on February 9, 2007, the Board of Directors appointed Saul A. Fox as Chief Executive Officer of United America Indemnity, which was the role previously held by Mr. Fishman, and Mr. Fishman as President and Chief Executive Officer of United America Insurance Group. Mr. Fishman is performing the duties previously performed by Messrs. Schmidt and Ritz. In addition, Mr. Fishman has appointed William Devlin, who previously reported to Mr. Goetz, to manage the claims department. Additional senior level positions may be recruited by Mr. Fishman to position us for the future.

On February 12, 2007, we filed a lawsuit in state court in Montgomery County, Pennsylvania to enforce non-competition, non-solicitation, confidentiality, and certain other restrictive covenants in the employment agreements signed by Messrs. Schmidt, Ritz, and Goetz. We sought and the court issued a stipulated temporary restraining order that requires the former executives to comply with the non-competition, non-solicitation, confidentiality, and certain other restrictive covenants. For more information regarding this lawsuit, see Item 3 of Part I of this report.

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

To effect this acquisition, we used $100.0 million of the $240.0 million capital contribution to purchase a portion of the common stock of Wind River Investment Corporation held by the Ball family trusts. We then purchased the remainder of the common stock of Wind River Investment Corporation that was also held by the Ball family trusts, paying consideration consisting of 2.5 million Class A common shares, 3.5 million Series A preferred shares and senior notes issued by Wind River Investment Corporation having an aggregate principal amount of approximately $72.8 million, which have since been retired.

Of the remaining $140.0 million contributed to us, we then contributed $80.0 million to United National Group, used $42.4 million to capitalize our Non-U.S. Insurance Operations and used $17.6 million to pay fees and expenses incurred in connection with the acquisition.

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

Acquisition of Penn-America Group, Inc. and Penn Independent Corporation

On January 24, 2005, we completed our merger with Penn-America Group, Inc. (NYSE: PNG) and our acquisition of Penn Independent Corporation. In connection with these transactions, our shareholders’ approved our change in name from United National Group, Ltd. to United America Indemnity, Ltd.

Our results of operations include the results of Penn-America Group, Inc. and Penn Independent Corporation from the date of their merger and acquisition, respectively.

Sale of Agency Operations

On September 30, 2006, we sold substantially all of the assets of our Agency Operations to Brown & Brown, Inc., an unrelated third party. The gain on the sale was $9.4 million, net of applicable taxes of $4.5 million. We had acquired our Agency Operations through the acquisition of Penn Independent Corporation on January 24, 2005. With the divestiture of our Agency Operations complete, we are focused on our core competency, providing excess and surplus lines and specialty property and casualty insurance and reinsurance products. As a result of this sale, we terminated our Agency Operations segment and have classified the results of this segment as discontinued operations for all periods presented.

General

United America Indemnity, through its Insurance and Reinsurance Operations, is one of the leading specialty property and casualty insurers in the industry, as well as a provider of treaty and facultative reinsurance for writers of excess, surplus, and specialty lines of property and casualty insurance, respectively.

Our Insurance Operations

Our U.S. Insurance Operations distribute property and casualty products through three business units, all of which operate predominantly in the excess and surplus lines marketplace. They are: 1) Small Business, which distributes its product to small commercial businesses through a select network of general agents with specific binding authority; 2) Programs, which markets insurance products for targeted insured segments as well as specialty products, such as professional lines through program administrators with specific binding authority; and 3) Speciality Wholesale, which markets property, casualty, and professional liability products through wholesale brokers. These products are manufactured through a joint effort of Line of Business Directors, actuaries, and claims personnel. Our U.S. Insurance Operations target various homogenous groups of insureds, providing property, general liability, and professional liability products utilizing customized guidelines, rates and forms tailored to our risk and underwriting philosophy. Our U.S. Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We have significant flexibility in designing products, programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

For 2006, the combined ratio of our Insurance Operations was 87.5%. The combined ratio of an insurance company is a non-GAAP financial measure that is generally viewed as an indication of underwriting profitability. It is the ratio of the sum of net losses and loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned. We have reported an underwriting profit, based on our GAAP financial statements and those of our Predecessor Insurance Operations, in 21 of the past 22 years.

We distribute our insurance products through a group of approximately 150 professional general agencies that have specific quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.

Our United National Insurance Companies and Penn-America Insurance Companies are rated “A” (Excellent) by A.M. Best, which assigns credit ratings to insurance companies transacting business in the United States. “A” (Excellent) is the third highest rating of sixteen rating categories. These ratings are based upon factors of concern to policyholders, such as capital adequacy, loss reserve adequacy, and overall operating performance, and are not directed to the protection of investors.

Our Reinsurance Operations

We provide third party treaty and facultative reinsurance for writers of excess and surplus and specialty lines of property and casualty insurance through Wind River Reinsurance. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. Wind River Reinsurance also provides reinsurance to our U.S. Insurance Operations. Wind River Reinsurance was formed in 2006 through the amalgamation of our Non-U.S. Insurance Operations into a single Bermuda based company. Prior to the amalgamation, our Non-U.S. Insurance Operations consisted of Wind River Barbados and Wind River Bermuda. Our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines primary insurance policies in the fourth quarter of 2005. All excess and surplus lines insurance policies written through our Non-U.S. Insurance Operations have been allowed to expire and have not been renewed. For a discussion of the risks associated with this strategy, see the risk factor regarding the business plan of our Reinsurance Operations in Item 1A of Part I of this Report.

Wind River Reinsurance is rated “A” (Excellent) by A.M. Best.

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

Recent Trends In Our Industry

The property and casualty insurance industry has historically been a cyclical industry. During periods of reduced underwriting capacity, which is characterized by a shortage of capital and reduced competition, underwriting results are generally more favorable for insurers due to more favorable policy terms and conditions and higher rate levels. During periods of excess underwriting capacity, which is characterized by an abundance of capital and increased competition, underwriting results are generally less favorable for insurers due to an expansion of policy terms and conditions and lower rate levels. Historically, several factors have affected the level of underwriting capacity, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results, and the ratings and financial strength of competitors. As underwriting capacity increases, the standard insurance markets begin to expand their risk selection criteria to include risks that have typically been placed in the non-admitted market. This tends to shrink the demand for insurance coverage from insurers that are focused on writing in the excess and surplus line marketplace, such as United America Indemnity.

After three years of reduced underwriting capacity brought on by a number of factors in the late 1990s and the terrorist attacks of September 11, 2001, the insurance industry began to move into a period of excess underwriting capacity in late 2004, which was characterized by excess capital and increased competition. As a result, rate increases moderated in most lines of business and even declined slightly in some lines of business. That trend has continued through 2005 and 2006.

In 2005, Hurricanes Katrina, Rita, and Wilma made landfall in the United States causing estimated combined insurance losses in the industry of approximately $56.6 billion. As a result, underwriting capacity for writing property insurance in several coastal areas of the United States was reduced dramatically which led to significant increases in rate levels in coastal areas of the United States. Rate increases on risks in coastal areas continued to be realized in 2006.

In order for property and casualty insurance companies to generate an acceptable return on capital in the current interest rate environment, companies are focusing on generating acceptable underwriting returns. The industry is making increased use of risk management tools to adequately compensate them for the risks they write. The current investment yield curve is inverted. The Federal Reserve raised the federal funds interest rate by 25 basis points on four occasions from January 31, 2006 to June 29, 2006 to 5.25%. The Federal Reserve rate has not changed since. The five year and ten year U.S. Treasury rates were 4.67% and 4.68%, respectively, as of February 23, 2007. In addition, yields on corporate bonds are tight relative to the yields on U.S. treasuries.

Lastly, the regulatory environment could have some impact on our industry. The Terrorism Risk Insurance Act of 2002 is due to expire on December 2007. If the act expires, it may be difficult to obtain reinsurance protection in some areas and could limit the industry’s ability to write some risks. The House Financial Services Committee passed the Non-admitted and Reinsurance Act in mid-2006. If this bill passes Congress, it would apply single-state regulation and uniform standards to the surplus lines/non-admitted insurance and reinsurance workplace. The National Insurance Act of 2006 was introduced in 2006 which would allow property, casualty, and life insurers to be chartered by the federal government. We are continuing to monitor these developments.

Excess and Surplus Lines Market

Our U.S. Insurance Operations operate in the excess and surplus lines market. The excess and surplus lines market differs significantly from the standard property and casualty insurance market. In the standard property and casualty insurance market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength. In contrast, the excess and surplus lines market provides coverage for businesses that often do not fit the underwriting criteria of a standard market insurance company operating in the standard market due to their relatively greater unpredictable loss patterns and unique niches of exposure requiring rate and policy form freedom. Without the excess and surplus lines market, certain businesses would have to self insure their exposures, or seek coverage outside the U.S. market.

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

According to A.M. Best, from 1985 through 2005, the excess and surplus lines market grew from an estimated $4.0 billion in direct premiums written to $33.3 billion. In contrast, the U.S. property and casualty industry grew more moderately during this period from $121.6 billion in direct premiums written to $488.7 billion. During this period, the surplus lines market as a percentage of the total property and casualty industry grew from approximately 2.0% to 6.8%. Additionally, the growth in terms of commercial lines market share, which comprises the majority of surplus lines premiums, increased from 4.4% to 12.7% over this period.

Within the excess and surplus lines market, we write business on both a surplus lines and specialty admitted basis. Surplus lines business accounts for approximately 70.7% of the business that our U.S. Insurance Operations writes, while specialty admitted business accounts for the remaining 29.3%.

When writing on a specialty admitted basis, our focus is on writing insurance for insureds that engage in similar but often highly specialized types of activities. The specialty admitted market is subject to greater state regulation than the surplus lines market, particularly with regard to rate and form filing requirements and the ability to enter and exit lines of business. Insureds purchasing coverage from specialty admitted insurance companies do so because the insurance product is not otherwise available from standard market insurers. Yet, for regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.

Business Segments

We operate and manage our business through two business segments: Insurance Operations and Reinsurance Operations.

Insurance Operations

Our Insurance Operations segment includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies. Our insurance products target specific, defined, homogenous groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates and forms tailored to our risk and underwriting philosophy. In 2006, gross premiums written were $653.0 million compared to $622.9 million for 2005.

Reinsurance Operations

Our Reinsurance segment consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance was formed in 2006 through the amalgamation of our Non-U.S. Insurance Operations into a single Bermuda based company. Our Reinsurance Operations will include third party treaty and facultative reinsurance on excess and surplus lines and specialty property and casualty insurance distributed through Wind River Reinsurance. Wind River Reinsurance also provides quota share reinsurance to our Insurance Operations. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. As such, our Reinsurance Operations segment is not yet material enough for separate disclosure.

Products and Product Development

Our Insurance Operations distribute property and casualty products through three business units, all of which operate predominantly in the excess and surplus lines marketplace. They are: 1) Small Business, which distributes its product to small commercial businesses through a select network of general agents with specific binding authority; 2) Programs, which markets insurance products for targeted insured segments as well as specialty products, such as professional lines through program administrators with specific binding authority; and 3) Speciality Wholesale, which markets property, casualty, and professional liability products through wholesale brokers. These products are manufactured through a joint effort of Line of Business Directors, actuaries, and claims personnel. Our Insurance Operations target various homogenous groups of insureds, providing property, general liability, and professional liability products utilizing customized guidelines, rates and forms tailored to our risk and underwriting philosophy. We have significant flexibility in designing products, programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

Our Reinsurance Operations offer third party treaty and facultative reinsurance for writers of excess, surplus, and specialty lines of property and casualty insurance. Our Reinsurance Operations also provide reinsurance to our U.S. Insurance Operations. Our Reinsurance Operations began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007.

The following table sets forth an analysis of United America Indemnity’s gross premiums written, which is the sum of direct and assumed reinsurance premiums written, by business classification within our Insurance Operations segment during the periods indicated:

	For the Years Ended December 31,(1)
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Small Business	$397,981	60.9%	$381,567	61.3%	$125,917	30.8%
Program	218,762	33.5	225,152	36.1	275,105	67.2
Speciality Wholesale	36,222	5.6	16,159	2.6	8,051	2.0

Total	$652,965	100.0%	$622,878	100.0%	$409,073	100.0%

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part I of this report.

The following table sets forth an analysis of United America Indemnity’s net premiums written, which is gross premiums written less ceded premiums written, by business classification within our Insurance Operations segment during the periods indicated:

	For the Years Ended December 31,(1)
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Small Business	$362,900	64.7%	$342,092	65.8%	$114,324	40.8%
Program	170,947	30.5	163,962	31.5	159,392	56.9
Speciality Wholesale	26,688	4.8	13,679	2.7	6,492	2.3

Total	$560,535	100.0%	$519,733	100.0%	$280,208	100.0%

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part I of this report.

Geographic Concentration

The following table sets forth the geographic distribution of United America Indemnity’s gross premiums written by its Insurance Operations for the periods indicated:

	For the Years Ended December 31,(1)
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

New York	$87,551	13.5%	$85,093	13.7%	$72,462	17.7%
California	81,121	12.4	71,538	11.5	49,529	12.1
Florida	67,852	10.4	40,581	6.5	27,177	6.6
Texas	41,690	6.4	36,166	5.8	13,415	3.3
Massachusetts	35,412	5.4	39,964	6.4	22,826	5.6
New Jersey	34,084	5.2	36,824	5.9	31,134	7.6
Illinois	20,374	3.1	22,231	3.6	12,122	3.0
Pennsylvania	20,067	3.1	23,214	3.7	16,279	4.0
Louisiana	15,241	2.3	13,229	2.1	17,056	4.2
Ohio	15,183	2.3	14,533	2.3	11,161	2.7

Subtotal	418,575	64.1	383,373	61.5	273,161	66.8
All others	234,390	35.9	239,505	38.5	135,912	33.2

Total	$652,965	100.0%	$622,878	100.0%	$409,073	100.0%

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

Marketing and Distribution

We distribute our insurance products through a group of approximately 150 professional general agencies that have specific quoting and binding authority, as well as wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.

Of our non-affiliated professional general agencies, the top five accounted for 23.0% of our gross premiums written for the year ended December 31, 2006. No one agency accounted for more than 7.5% of our gross premiums written.

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

Underwriting

Our professional general agencies have specific quoting and binding authority with respect to a single insurance product and some have specific quoting and binding authority with respect to multiple products. We utilize a three-step underwriting process that is intended to ensure appropriate selection of risk.

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

Second, our professional general agencies and our underwriting personnel further underwrite and assist in the selection of our target customers. Our professional general agencies utilize the underwriting manuals and processes and procedures that we provide to generate an insurance quote for the particular insured. In certain cases, a professional general agency may have a potential insured that requires insurance for a risk that lies outside of the scope of our pre-approved underwriting guidelines. For these risks, we directly review the particular accounts and provide the approval or denial of the application of the insured. We regularly update our underwriting manuals to ensure that they clearly outline risk eligibility, pricing, underwriting criteria and processes, approved policy forms and policy issuance and administrative procedures.

Third, we monitor the quality of our underwriting on an ongoing basis. Our underwriting staff monitors the underwriting quality of our business through a disciplined system of controls developed for products and general agency appointments. Our control system typically consists of a multi-layer approach to ensure compliance with our underwriting and processing guidelines by our general agents and internal underwriters. We also utilize the following five independent steps that we believe aid the integrity of our underwriting guidelines and processes:

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

We provide incentives to our professional general agencies to produce profitable business through contingent profit commission structures that are tied directly to the achievement of loss ratio and profitability targets.

Pricing

We use our pricing actuaries to establish pricing tailored to each specific product we underwrite, taking into account historical loss experience and individual risk and coverage characteristics. We generally use the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for our products. We will only write business if we believe we can achieve an adequate rate of return.

From 2001 to 2003, we significantly increased our rates because of a number of industry wide factors, including a reduction in underwriting capacity, ratings downgrades, the exit or insolvency of several insurers and the industry wide recording of reserve charges resulting from reserve deficiencies. During 2002 and 2003, our rate increases (as measured against expiring rates), across our active segments, approximated 30% and 23%, respectively. During 2004 and the first eight months of 2005 the ability to achieve significant rate increases lessened with increased competition and additional industry capacity. This trend subsided, however, during the last four months of 2005 primarily as a result of the impact of Hurricanes Katrina, Rita, and Wilma on the United States. The underwriting capacity for writing property insurance in several wind-prone areas of the United States was reduced immediately, which led to dramatic increases in rate levels in many of the territories affected by these storms. Renewal pricing on our book increased approximately 9% in 2004 and decreased approximately 1% in each of 2005 and 2006.

Reinsurance of Underwriting Risk

Our philosophy is to purchase reinsurance to limit our liability on individual risks and to protect against catastrophe losses. Reinsurance assists us in controlling exposure to severe losses, and protecting capital resources. We purchase reinsurance on both an excess of loss and proportional basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. Our reinsurance contracts renew throughout the year, and all of our reinsurance is purchased following guidelines established by our management. We utilize treaty reinsurance products, including proportional reinsurance, excess of loss reinsurance, casualty clash, and property catastrophic loss reinsurance. Additionally, we purchase facultative reinsurance protection on single risks when deemed necessary.

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

We purchase reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect our primary positions on property and general liability products and professional liability products. These structures allow us to maximize our underwriting profits over time by retaining a greater portion of the risk in these products, while helping to protect against the possibility of unforeseen volatility. We also receive a ceding commission on premiums ceded to reinsurers on selected excess of loss agreements.

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

Our current property writings create exposure to catastrophic events, and our casualty writings create exposure to casualty clash events. Casualty clash exposure arises when two or more insureds are involved in the same loss occurrence. To protect against these exposures, we have purchased $70.0 million in excess of $5.0 million of property catastrophe coverage for events occurring in 2006 and $10.0 million in excess of $3.0 million of casualty clash coverage for events occurring in 2006, both of which are on a per occurrence basis and contain mandatory reinstatement clauses. To the extent that there may be increased catastrophe or casualty clash exposure in the future, we may increase our reinsurance protection for these exposures commensurately. We incurred $4.6 million of catastrophe losses in 2006, none of which related to named storms. We did not cede any losses under our property catastrophe or casualty clash coverages during 2006.

During 2006, we were able to complete the consolidation of the previously independent, autonomous reinsurance purchases of the United National Insurance Companies and the Penn-America Insurance Companies. Certain reinsurance contracts that have already been entered into by the United National Insurance Companies and/or Penn-America Insurance Companies will not be consolidated. Reinsurance contracts reflect United America Indemnity Group, Inc. as the purchaser on behalf of the statutory companies. Any decision to decrease our reliance upon proportional reinsurance or to increase our excess of loss retentions could increase our earnings volatility. We continually evaluate our retention levels across the entire product portfolio to ensure that the ultimate reinsurance cessions are aligned with the corporate risk tolerance levels associated with such products. In cases where we decide to increase our excess of loss retentions, such decisions will be a result of a change or progression in our risk tolerance level and will be supported by an actuarial analysis. We endeavor to purchase reinsurance from financially strong reinsurers with which we have long-standing relationships. In addition, in certain circumstances, we hold collateral, including letters of credit, under reinsurance agreements.

The following table sets forth the ten reinsurers for which we have the largest reinsurance asset amounts, as of December 31, 2006. Also shown are the amounts of ceded premiums written by us to these reinsurers during the year ended December 31, 2006.

	A.M.	Gross	Prepaid	Total	Percent	Ceded	Percent
	Best	Reinsurance	Reinsurance	Reinsurance	of	Premiums	of
	Rating	Receivables	Premium	Assets	Total	Written	Total
(Dollars in millions)

American Re-Insurance Co.	A	$414.4	$16.8	$431.2	40.7%	$37.2	40.3%
Employers Reinsurance Corp.	A	259.9	11.6	271.5	25.6	27.0	29.2
General Reinsurance Corp.	A++	54.0	1.2	55.2	5.2	3.0	3.2
Hartford Fire Insurance Co.	A+	50.8	—	50.8	4.8	(0.1)	(0.1)
GE Reinsurance Corporation	A	35.9	—	35.9	3.4	(0.1)	(0.1)
Converium Re (North America)	B+	24.3	—	24.3	2.3	—	—
Converium AG	B++	24.0	—	24.0	2.3	—	—
Scor Reinsurance Co.	A-	16.2	—	16.2	1.5	—	—
Swiss Reinsurance America Corp	A+/A	15.4	2.6	18.0	1.7	5.6	6.1
Generali — Assicurazioni	A+	14.0	—	14.0	1.3	—	—

Subtotal		908.9	32.2	941.1	88.8	72.6	78.6
All other reinsurers		112.8	6.1	118.9	11.2	19.8	21.4

Total reinsurance receivables before purchase accounting adjustments		1,021.7	38.3	1,060.0	100.0%	$92.4	100.0%

Purchase accounting adjustments, including uncollectible reinsurance reserve		(39.2)	—	(39.2)

Total receivables, net of purchase accounting adjustments and collectibility reserve		982.5	$38.3	1,020.8

Collateral held in trust from reinsurers		(642.9)		(642.9)

Net receivables		$339.6		$377.9

At December 31, 2006 and 2005, we carried reinsurance receivables of $982.5 million and $1,278.1 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment was due to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $18.5 million and $21.2 million at December 31, 2006 and 2005, respectively. The second purchase accounting adjustment netted uncollectible reinsurance reserves against the reinsurance receivables to properly reflect our reinsurance receivables at their fair value at the Wind River Acquisition date. This purchase accounting adjustment was $20.5 million and $28.7 million at December 31, 2006 and 2005, respectively. The change includes a reduction of our reinsurance reserve allowance of $8.6 million, which was recognized as a reduction of net losses and loss adjustment expenses, and recoveries of $0.4 million that were previously charged against the purchase accounting adjustment.

During 2005, an uncollectible reinsurance reserve of $0.2 million was established by the Penn-America Insurance Companies. The need for an allowance for uncollectible reinsurance is based on the results of our regular review of collectibility of recorded reinsurance receivables due from our external reinsurers.

Historically, there have been insolvencies following a period of competitive pricing in the industry. While we have recorded allowances for reinsurance receivables based on currently available information, conditions may change or additional information might be obtained that may require us to record additional allowances. On a quarterly basis, we review our financial exposure to the reinsurance market and assess the adequacy of our collateral and allowance for uncollectible reinsurance and continue to take actions to mitigate our exposure to possible loss.

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

To handle claims, we utilize our own in-house claims department as well as third-party claims administrators (“TPAs”) and assuming reinsurers, to whom we delegate limited claims handling authority. Our experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty claims, latent exposure claims, property claims, TPA oversight and a wholly owned subsidiary that administers construction defect claims. The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.

As of December 31, 2006, we had approximately $481.2 million of gross outstanding loss and loss adjustment expense case reserves on known claims. Claims relating to approximately 67% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 15% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct two to five day on-site audits of our material TPAs at least twice a year. Approximately 18% of our reserves are handled by our assuming reinsurers. We diligently review and supervise the claims handled by our reinsurers to protect our reputation and minimize exposure.

Our Reinsurance Operations

Our Reinsurance Operations consist solely of operations related to writing third party reinsurance by Wind River Reinsurance. Wind River Reinsurance was formed through the amalgamation of Wind River Barbados and Wind River Bermuda, with the amalgamated entity renamed Wind River Reinsurance Company, Ltd. Prior to the amalgamation, Wind River Barbados and Wind River Bermuda formed our Non-U.S. Insurance Operations. Prior to the fourth quarter of 2005, our Non-U.S. Insurance Operations offered direct third party excess and surplus lines primary insurance policies. In the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering such products in order to focus on third party reinsurance products. Following this decision, all excess and surplus lines insurance policies written through our Non-U.S. Insurance Operations have been allowed to expire and have not been renewed. As a result of the amalgamation, Wind River Reinsurance continues to be listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Although Wind River Reinsurance does not currently offer direct third party excess and surplus lines insurance products, it remains eligible to write on a surplus lines basis in 31 U.S. states and the District of Columbia.

Intercompany Reinsurance

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

This quota share arrangement was modified as of May 1, 2004. The new arrangement stipulated that 60% of the United National Insurance Companies’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to Wind River Bermuda. The modified arrangement also stipulated that 60% of the United National Insurance Companies’ April 30, 2004 unearned premium be ceded to Wind River Bermuda. Also, as a result of the modification, none of the net retained liability on new and renewal business bound May 1, 2004 and later by the United National Insurance Companies was directly assumed by Wind River Barbados.

On February 1, 2005, the Non-U.S. Insurance Operations commenced providing reinsurance to the Penn-America Insurance Companies through a quota share arrangement. This reinsurance arrangement resulted in 30% of Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005 being ceded to Wind River Bermuda. The agreement also stipulated that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.

As part of the amalgamation of our Non-U.S. Insurance Operations, each of the aforementioned quota share agreements was assumed by Wind River Reinsurance.

Effective January 1, 2007, each of the quota share agreements was consolidated into a single quota share reinsurance agreement. Under this new agreement, our U.S. Insurance Operations have agreed to cede 50% of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007 to Wind River Reinsurance.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Applicable insurance laws require us to maintain reserves to cover our estimated ultimate losses under insurance policies that we write and for loss adjustment expenses relating to the investigation and settlement of policy claims.

We establish loss and loss adjustment expense reserves for individual claims by evaluating reported claims on the basis of:

•	our knowledge of the circumstances surrounding the claim;

•	the severity of injury or damage;

•	jurisdiction of the occurrence;

•	the potential for ultimate exposure;

•	litigation related developments;

•	the type of loss; and

•	our experience with the insured and the line of business and policy provisions relating to the particular type of claim.

We generally estimate such losses and claims costs through an evaluation of individual reported claims. We also establish loss reserves for losses incurred but not reported (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The reserves are reviewed quarterly by the in-house actuarial staff and independent actuaries and are opined on annually by independent actuaries.

With respect to some classes of risks, the period of time between the occurrence of an insured event and the final resolution of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of umbrella and excess liability that we underwrite have historically had longer intervals between the occurrence of an insured event, reporting of the claim and final resolution. In such cases, we must estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that we underwrite, such as most property insurance, historically have shorter intervals between the occurrence of an insured event, reporting of the claim and final resolution. Reserves with respect to these classes are therefore inherently less likely to be adjusted.

The loss and loss expense reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may affect another.

The loss and loss expense development table below shows changes in our reserves in subsequent years from the prior loss and loss expense estimates based on experience as of the end of each succeeding year and in conformity with GAAP. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

The first line of the loss and loss expense development table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses. The first section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses and loss expenses, including payments, for the years indicated. The “cumulative redundancy (deficiency)” represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

This loss development table shows development in United America Indemnity’s loss and loss expense reserves on a net basis:

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
(Dollars in thousands)

Balance sheet reserves:	$168,599	$180,651	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342
Cumulative paid as of:
One year later	$13,190	$8,360	$85,004	$64,139	$26,163	$63,667	$42,779	$76,048	$85,960	$154,069
Two years later	13,543	64,079	110,073	82,119	72,579	82,970	96,623	136,133	139,822
Three years later	56,603	77,775	123,129	118,318	75,661	118,401	141,545	171,659
Four years later	66,083	85,923	152,915	110,640	98,654	150,062	164,181
Five years later	72,451	111,044	161,028	126,119	121,407	164,023
Six years later	93,652	116,167	168,091	143,782	129,371
Seven years later	97,409	121,303	172,926	149,413
Eight years later	100,632	125,215	176,634
Nine years later	104,164	128,180
Ten years later	106,732

Re-estimated liability as of:
End of year	$168,599	$180,651	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342
One year later	148,895	164,080	195,525	157,602	124,896	228,207	261,465	313,213	343,332	632,327
Two years later	137,056	146,959	185,421	155,324	180,044	228,391	263,995	315,230	326,031
Three years later	121,906	137,711	182,584	192,675	180,202	231,133	268,149	298,989
Four years later	118,144	136,307	211,544	192,714	175,198	236,271	252,078
Five years later	116,890	157,605	211,352	175,478	179,727	226,116
Six years later	132,663	157,431	203,451	180,735	173,424
Seven years later	132,542	149,562	201,991	177,025
Eight years later	125,555	149,301	201,396
Nine years later	125,556	149,342
Ten years later	125,471

Cumulative redundancy (deficiency)	$43,128	$31,309	$9,087	$(9,157)	$(42,296)	$(69,332)	$8,742	$15,034	$18,583	$6,964	$—

We experienced favorable development of $7.0 million in our 2005 net reserves primarily due to favorable development relative to construction defect losses as well as primary general liability, umbrella and excess, and asbestos and environmental losses.

The net deficiency for 1999 through 2001 primarily resulted from a strengthening of our reserves by $47.8 million in 2003. This was due to faster than expected development in accident years 1997 through 2001. We also increased loss reserves by an additional $23.6 million as a result of a rescission related to products written in 1993 and 1994. As a result of our 2002 loss reviews, we terminated fourteen (14) products.

The Penn-America Insurance Companies are not included in our loss development table for any years prior to 2005. During 2006, the Penn-America Insurance Companies increased incurred losses related to insured events of years 2004 and prior by $4.3 million. This increase in incurred losses related primarily to our casualty lines of business relating to accident years 1997 through 2003. This development is reflected in the 2005 column of the loss development table above.

The following table provides a reconciliation of United America Indemnity’s liability for losses and loss adjustment expenses, net of reinsurance ceded:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Unpaid losses and loss adjustment expenses at beginning of year	$1,914,224	$1,876,510	$2,059,760
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,274,933	1,531,896	1,745,737

Net balance at beginning of year	639,291	344,614	314,023

Plus unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	—	235,192	—
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	—	43,908	—

Unpaid losses and loss adjustment expenses subtotal	639,291	535,898	314,023

Incurred losses and loss adjustment expenses related to:
Current year(2)	319,927	289,406	134,648
Prior years(3)	(15,572)	(1,282)	(810)

Total incurred losses and loss adjustment expenses	304,355	288,124	133,838

Paid losses and loss adjustment expenses related to:
Current year	62,928	59,930	27,199
Prior years	145,376	124,801	76,048

Total paid losses and loss adjustment expenses	208,304	184,731	103,247

Net balance at end of year	735,342	639,291	344,614
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	966,668	1,274,933	1,531,896

Unpaid losses and loss adjustment expenses at end of year	$1,702,010	$1,914,224	$1,876,510

(1)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Group, Inc.

(2)	Included in 2005 is $5.8 million of negative development for the Penn-America Group that is related to prior years. This amount is not included in the “Prior years” line due to the fact that we did not own the Penn-America Group during the prior year periods to which the losses and loss adjustment expenses are related.

(3)	In 2006, we decreased our net loss reserve relative to accident years 2005 and prior by $7.0 million due to favorable development relative to construction defect losses as well as primary general liability, umbrella and excess, and asbestos and environmental, and by $8.6 million as a reduction of our reinsurance reserve allowance. In 2005, we decreased our net loss reserve relative to accident years 2004 and prior by $1.3 million due to lower than anticipated frequency in our animal mortality program. In 2004, we decreased our net loss reserve relative to accident years 2003 and prior by $0.8 million.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2006, we had $4.8 million of net loss reserves for asbestos-related claims and $6.3 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses.

The following table shows our gross reserves for A&E losses:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Gross reserves for A&E losses and loss adjustment expenses — beginning of period	$40,124	$34,622	29,750
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	—	78	—
Plus: Incurred losses and loss adjustment expenses — case reserves	1,946	6,911	2,782
Plus: Incurred losses and loss adjustment expenses — IBNR	(3,589)	5,120	7,633
Less: Payments	2,471	6,607	5,543

Gross reserves for A&E losses and loss adjustment expenses — end of period	$36,010	$40,124	$34,622

The following table shows our net reserves for A&E losses:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Net reserves for A&E losses and loss adjustment expenses — beginning of period	$11,519	$11,800	$8,032
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	—	58	—
Plus: Incurred losses and loss adjustment expenses — case reserves	1,118	1,981	2,012
Plus: Incurred losses and loss adjustment expenses — IBNR	(856)	(662)	2,617
Less: Payments	624	1,658	861

Net reserves for A&E losses and loss adjustment expenses — end of period	$11,157	$11,519	$11,800

As of December 31, 2006, 2005, and 2004, the survival ratio on a gross basis for our open A&E claims was 7.4 years, 7.1 years, and 9.4 years, respectively. As of December 31, 2006, 2005, and 2004, the survival ratio on a net basis for our open A&E claims was 10.6 years, 9.6 years, and 17.3 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a non-GAAP financial measure that indicates how long the current amount of gross or net reserves will last based on the current rate of paid claims.

Investments

Our investment policy is determined by the Operating Committee of our Board of Directors. We have engaged third-party investment advisors to oversee our investments and to make recommendations to the Operating Committee of our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our GAAP equity, or $229.0 million at December 31, 2006. As of December 31, 2006, we had $1,656.7 million of investments and cash and cash equivalent assets, including $136.2 million of equity and limited partnership investments.

Insurance company investments must comply with applicable regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities.

Although we generally intend to hold bonds to recovery, we regularly reevaluate our position based upon market conditions. As of December 31, 2006, our bonds had a weighted average maturity of 4.9 years and a weighted average duration, including cash and short-term investments, of 3.4 years. Our financial statements reflect an unrealized loss on bonds available for sale as of December 31, 2006 of $6.3 million on a pre-tax basis.

The following table shows the average amount of bonds, bond income earned and the book yield thereon for the periods indicated:

	Years Ended December 31,(1)
	2006	2005	2004
(Dollars in thousands)

Average bonds at estimated fair value	$1,204,662	$1,005,938	$593,139
Gross bond income(2)	57,310	41,196	19,863
Book yield	4.76%	4.10%	3.35%

(1)	Does not include any amounts for the Penn Independent Group or the Penn-America Group for any periods prior to January 24, 2005.

(2)	Represents income earned by bonds, gross of investment expenses and excluding realized gains and losses.

Realized gains and (losses), including other than temporary impairments, for the years ended December 31, 2006, 2005, and 2004 were $(0.6) million, $0.6 million, and $2.7 million, respectively.

The following table summarizes by type the estimated fair value of United America Indemnity’s investments and cash and cash equivalents as of December 31, 2006, 2005, and 2004:

	December 31, 2006		December 31, 2005		December 31, 2004
	Estimated	Percent	Estimated	Percent	Estimated	Percent
	Fair Value	of Total	Fair Value	of Total	Fair Value	of Total
(Dollars in thousands)

Cash and cash equivalents	$273,745	16.5%	$215,511	15.5%	$242,123	26.2%

U.S. Treasury securities	67,037	4.0	74,013	5.2	162,414	17.6
Obligations of states, municipalities and political subdivisions	52,322	3.2	185,676	13.0	77,031	8.3
Special revenue bonds	118,803	7.2	204,064	14.3	230,879	25.0
Corporate bonds	322,623	19.5	263,028	18.5	58,180	6.3
Mortgage-backed and asset-backed securities	485,970	29.3	340,523	23.9	53,143	5.7
Other bonds	199,929	12.1	18,320	1.3	3,738	0.4

Total bonds	1,246,684	75.3	1,085,624	76.2	585,385	63.3
Equity securities	75,372	4.6	66,002	4.6	43,006	4.7
Other investments	60,863	3.6	52,427	3.7	53,756	5.8

Total investments and cash and cash equivalents	$1,656,664	100.0%	$1,419,564	100.0%	$924,270	100.0%

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of United America Indemnity’s investments in bonds, as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Estimated	Percent of	Estimated	Percent of
	Fair Value	Total	Fair Value	Total
(Dollars in thousands)

AAA	$901,859	72.3%	$771,711	71.0%
AA	116,768	9.4	140,995	13.0
A	189,217	15.2	141,595	13.0
BBB	32,215	2.6	25,657	2.4
BB	5,206	0.4	2,041	0.2
B	848	0.1	767	0.1
CC	480	0.0	800	0.1
Not rated	91	0.0	2,058	0.2

Total bonds	$1,246,684	100.0%	$1,085,624	100.0%

The following table sets forth the expected maturity distribution of United America Indemnity’s bonds at their estimated market value as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total
(Dollars in thousands)

One year or less	$24,392	2.0%	$30,760	2.8%
More than one year to five years	354,888	28.5	210,394	19.4
More than five years to ten years	231,260	18.6	276,541	25.5
More than ten years to fifteen years	82,251	6.6	132,746	12.2
More than fifteen years	67,923	5.4	94,660	8.7

Securities with fixed maturities	760,714	61.1	745,101	68.6
Asset-backed and mortgage-backed securities	485,970	38.9	340,523	31.4

Total bonds	$1,246,684	100.0%	$1,085,624	100.0%

The expected weighted average duration of our asset-backed and mortgage-backed securities is 3.8 years.

The value of our portfolio of bonds is inversely correlated to changes in market interest rates. In addition, some of our bonds have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities and we are forced to invest the proceeds at lower interest rates. We seek to mitigate our reinvestment risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature, be called, or be prepaid at any point in time.

As of December 31, 2006, United America Indemnity had aggregate equity securities of $75.4 million that consisted of $71.0 million in common stocks, $3.5 million in preferred stocks and $0.9 million in preferred stock options.

We also hold other invested assets valued at $60.9 million as of December 31, 2006. These investments are primarily comprised of investments in limited partnerships. Several of these limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. As of December 31, 2006, our other invested assets portfolio included $14.6 million in securities for which there was no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, in the specialty insurance market we compete against, among others:

•	American International Group;

•	Argonaut Group;

•	Berkshire Hathaway;

•	Century Surety;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	IFG Companies;

•	James River Insurance Group;

•	Markel Corporation;

•	Nationwide Insurance;

•	Navigators Insurance Group;

•	Philadelphia Consolidated Group;

•	RLI Corporation;

•	W.R. Berkley Corporation.

•	Western World Insurance Group

Competition may take the form of lower prices, broader coverages, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of our markets, we compete by developing insurance products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds that rely on our expertise. For our program and specialty wholesale products, offering and underwriting products that are not readily available is our principal means of differentiating ourselves from our competition. Each of our products has its own distinct competitive environment. We seek to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders, general agencies and brokers.

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

These developments are making the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity.

Employees

As of February 16, 2007, we had approximately 405 employees. This includes three individuals who operate out of our Bermuda office. In addition, we have contracts with international insurance service providers based in Bermuda to provide services to our Reinsurance Operations. Our Bermuda employees are either permanent residents of Bermuda or Bermuda citizens. All non-Bermuda citizens who operate out of our Bermuda office are subject to approval of any required work permits for non-Bermuda citizens. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

Ratings

A.M. Best ratings for the industry range from “A++” (Superior) to “F” (In Liquidation) with some companies not being rated. The United National Insurance Companies, Penn-America Insurance Companies, and Wind River Reinsurance are currently rated “A” (Excellent) by A.M. Best, the third highest of sixteen rating categories.

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

Regulation

General

The business of insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In Bermuda, we operate under a relatively less intensive regulatory framework than exists in the United States, where we are subject to extensive regulation, primarily by the various State departments of insurance.

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

As the indirect parent of the U.S. Insurance Subsidiaries, we are subject to the insurance holding company laws of Indiana, Pennsylvania, Virginia, and Wisconsin. These laws generally require each company of our U.S. Insurance Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within our insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. Insurance Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements with the non-insurance companies within our family of companies, our U.S. Insurance Operations or our Reinsurance Operations must be fair and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled.

Changes of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors and executive officers of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-

competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the U.S. Insurance Subsidiaries, the insurance change of control laws of Indiana, Pennsylvania, Virginia, and Wisconsin would likely apply to such a transaction. While our articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that such shareholder did not control the applicable U.S. Insurance Operations company.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of United America Indemnity, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of United America Indemnity might consider desirable.

Notice must also be provided to the IID after a person acquires 10% or more of the voting securities of Wind River Reinsurance. Failure to do so may cause Wind River Reinsurance to be removed from the IID listing. In the event of a change in control and/or merger of Wind River Reinsurance, a complete application must be filed with the IID, including all documents that are necessary for the IID to determine if Wind River Reinsurance continues to be in compliance for listing with the IID. The IID may determine after a change in control and/or merger that Wind River Reinsurance is not in compliance and may remove it from continued listing.

Legislative Changes

On November 26, 2002, the Federal Terrorism Risk Insurance Act (“TRIA”) was enacted to ensure the availability of insurance coverage for defined acts of terrorism in the United States. It should be noted that “act of terrorism” as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Treasury Secretary must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was enacted, which extends TRIA until December 31, 2007.

For 2006, our deductible for certified acts of terrorism was 17.5% of our direct earned premium for the year ended December 31, 2005, or $109.0 million. For 2007, our deductible for certified acts of terrorism will be 20% of the full year of our direct earned premium for the year ended December 31, 2006, or $128.0 million. We believe that our net exposure to insured losses from certified acts of terrorism will be considerably less than the deductible amount for 2007 due to: 1) the low percentage of insureds who have elected to purchase the offered coverage (approximately 0.2% of 2006 direct earned premium was for the coverage subject to TRIA); 2) the fact that the majority of our customers are small commercial businesses; 3) an exclusion that is attached to all of our policies for insureds who do not elect this coverage; and 4) the amount of reinsurance coverage that is available to us, to various extents, under the majority of our per risk reinsurance contracts.

We believe that we are in compliance with the requirements of TRIA.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including but not limited to licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the U.S. Insurance Subsidiaries to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles, or “SAP,” and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. There were no material findings of the recent financial examination of Penn-Patriot Insurance Company.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or “IRIS,” was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. Insurers that report four or more ratios that fall outside the range of usual values are generally targeted for regulatory review.

The table below summarizes the 2006 IRIS ratio results for the seven insurance companies in our U.S. Insurance Operations. Of those seven, only the following four companies resulted in having IRIS ratios with unusual values:

	Number of IRIS
	Ratios with Unusual	Ratio(s) with
Company	Values	Unusual Value	Reason(s)

United National Insurance Co.	1	Investment Yield	Significant investment in subsidiaries
Diamond State Insurance Co.	1	Investment Yield	Significant investment in subsidiaries
Penn-America Insurance Co.	1	Investment Yield	Significant investment in subsidiaries
Penn-Patriot Insurance Co.	2	(1) One-year Development;	Newly formed company in 2005
		(2) Two-Year Development

We do not believe that the above departures from the usual values will subject us to further regulatory review.

Risk-Based Capital Regulations

The state insurance departments of Indiana, Pennsylvania, Virginia, and Wisconsin require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain company action level risk-based capital levels. The United National Insurance Companies and Penn-America Insurance Companies had risk-based capital requirements of $195.0 million and $88.0 million, respectively. Both companies have capital in excess of the required minimum company action levels as of December 31, 2006.

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

For 2007, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $65.3 million. For 2007, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $19.6 million, including $6.4 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2006 ownership percentages. In 2006, the United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $31.0 million and $11.0 million, respectively.

Guaranty Associations and Similar Arrangements

Most of the jurisdictions in which our U.S. Insurance Subsidiaries are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations. These organizations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or in limited circumstances by surcharging policyholders.

Operations of Wind River Reinsurance

The insurance laws of each of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-U.S. insurers and reinsurers that are not admitted to do business within such jurisdictions. Wind River Reinsurance is not admitted to do business in the United States. We do not intend that Wind River Reinsurance will maintain offices or solicit, advertise, settle claims or conduct other insurance and reinsurance underwriting activities in any jurisdiction in the United States where the conduct of such activities would require that Wind River Reinsurance be admitted or authorized.

As a reinsurer that is not licensed, accredited or approved in any state in the United States, Wind River Reinsurance is required to post collateral security with respect of the reinsurance liabilities it assumes from our U.S. Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Indiana, Pennsylvania, Virginia, Wisconsin or other applicable states or any of the U.S. Insurance Operations redomesticates to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, we may be unable to realize some of the benefits we expect from our business plan. Accordingly, our Wind River Reinsurance business operations could be adversely affected. See the “Notes to Consolidated Financial Statements” in Item 8 of this report for our risk-based capital results.

Although Wind River Reinsurance is eligible to write surplus lines insurance in 31 U.S. States and the District of Columbia, our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines insurance products during the fourth quarter of 2005.

Even though Wind River Reinsurance does not currently offer third party excess and surplus lines insurance products, it maintains a U.S. surplus lines trust fund with a U.S. bank to secure its U.S. surplus lines policyholders. The amount held in trust at December 31, 2006 was $5.8 million. In subsequent years, Wind River Reinsurance must maintain an amount equal to 30% of its U.S. surplus lines liabilities, as at each year end, as certified by an actuary, to the trust fund subject to the current maximum of $60.0 million. The trust fund is irrevocable and must remain in force for a period of five years from the date of written notice to the trustee of the termination of the trust unless the liabilities with respect to all risks covered by the trust fund have been transferred to an insurer licensed to do business in all states where insurance is in force.

Apart from the financial and related filings required to maintain Wind River Reinsurance’s place on the IID’s Non-Admitted Insurers Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Wind River Reinsurance generally is not subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers will generally not apply to Wind River Reinsurance’s surplus lines transactions.

Bermuda Insurance Regulation

The Bermuda Insurance Act 1978 and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Wind River Reinsurance and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Wind River Reinsurance has been registered as a Class 3 insurer by the BMA. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

Wind River Reinsurance, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3 insurer in Bermuda.

Cancellation of Insurer’s Registration

An insurer’s registration may be canceled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Wind River Reinsurance’s principal office is its executive offices in Hamilton, Bermuda, and Wind River Reinsurance’s principal representative is its Chief Executive Officer.

Independent Approved Auditor

Every registered insurer, such as Wind River Reinsurance, must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which are required to be filed annually with the BMA.

Loss Reserve Specialist

As a registered Class 3 insurer, Wind River Reinsurance is required to submit an opinion of its approved loss reserve specialist in respect of its losses and loss expense provisions with its statutory financial return.

Statutory Financial Statements

Wind River Reinsurance must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Wind River Reinsurance is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Wind River Reinsurance’s shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with GAAP.

Annual Statutory Financial Return

Wind River Reinsurance is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, a declaration of statutory ratios and the opinion of the loss reserve specialist.

Minimum Margin of Solvency and Restrictions on Dividends and Distributions

The Insurance Act provides a minimum margin of solvency for Class 3 general business insurers, such as Wind River Reinsurance. A Class 3 insurer engaged in general business is required to maintain the amount by which the value of its assets exceed its liabilities at the greater of: (1) $1.0 million; (2) where net premiums written exceed $6.0 million: $1.2 million plus 15% of the excess over $6.0 million; or (3) 15% of loss and loss expenses provisions plus other insurance reserves, as such terms are defined in the Insurance Act.

Additionally, under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if Wind River Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers, such as Wind River Reinsurance. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities, as such terms are defined in the Insurance Act.

Restrictions on Dividends and Distributions

Wind River Reinsurance is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Wind River Reinsurance will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. In addition, at any time it fails to meet its minimum margin of solvency, Wind River Reinsurance is required within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, Wind River Reinsurance may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment, be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Wind River Reinsurance did not declare or pay any dividends in 2006.

Supervision, Investigation and Intervention

The BMA has wide powers of investigation and document production in relation to Bermuda insurers under the Insurance Act. For example, the BMA may appoint an inspector with extensive powers to investigate the affairs of Wind River Reinsurance if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders.

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

Certain Other Bermuda Law Considerations

Although Wind River Reinsurance is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to the non-resident status, Wind River Reinsurance may engage in transactions in currencies other than Bermuda dollars, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents that are holders of its common shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, Wind River Reinsurance may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including transactions involving Bermuda landholding rights and the carrying on of business of any kind for which it is not licensed in Bermuda.

Taxation of United America Indemnity and Subsidiaries

Under current Cayman Islands law, we are not required to pay any taxes in the Cayman Islands on our income or capital gains. We have received an undertaking that, in the event of any taxes being imposed, we will be exempted from taxation in the Cayman Islands until the year 2023. Under current Bermuda law, we and our Bermuda subsidiaries are not required to pay any taxes in Bermuda on our income or capital gains. We have received an undertaking from Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation until March 2016.

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

Bermuda

Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by Wind River Reinsurance or its shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest or dividends paid to holders of the common shares of Wind River Reinsurance, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that Wind River Reinsurance or its shareholders will not be subject to any such tax in the future.

We have received a written assurance from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Wind River Reinsurance or to any of its operations, shares, debentures or obligations through March 28, 2016; provided that such assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Wind River Reinsurance in respect of real property or leasehold interests in Bermuda held by them. Given the limited duration of the assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

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

Profit distributions (not in respect to liquidations) by the Luxembourg Companies are generally subject to Luxembourg dividend withholding tax at a rate of 20% in 2006 and 15% in 2007, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least 12 months.

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

United States

The following discussion is a summary of all material U.S. federal income tax considerations relating to our operations. We manage our business in a manner designed to reduce the risk that either United America Indemnity or Wind River Reinsurance will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, we cannot be certain that the IRS will not contend successfully that United America Indemnity or Wind River Reinsurance is or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Wind River Reinsurance is filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation’s effectively connected income and 30% for the “branch profits” tax.

United America Indemnity Group, Inc. is a Delaware corporation wholly owned by U.A.I. (Luxembourg) Investment S.à r.l. Under U.S. federal income tax law, dividends and interest paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between Luxembourg and the United States (the “Luxembourg Treaty”) reduces the rate of withholding tax on interest payments to 0% and on dividends to 15%, or 5% (if the shareholder owns 10% or more of the company’s voting stock).

If Wind River Reinsurance is entitled to the benefits under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”), Wind River Reinsurance would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. Wind River Reinsurance currently intends to conduct its activities to reduce the risk that it will have a permanent establishment in the United States, although we cannot be certain that we will achieve this result.

An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (2) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities to, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. We cannot be certain that Wind River Reinsurance will be eligible for Bermuda Treaty benefits in the future because of factual and legal uncertainties regarding the residency and citizenship of our shareholders.

Foreign insurance companies carrying on an insurance business within the United States have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If Wind River Reinsurance is considered to be engaged in the conduct of an insurance business in the United States and it is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Code could subject a significant portion of Wind River Reinsurance’s investment income to U.S. income tax. In addition, while the Bermuda Treaty clearly applies to premium income, it is uncertain whether the Bermuda Treaty applies to other income such as investment income. If Wind River Reinsurance is considered engaged in the conduct of an insurance business in the United States and is entitled to the benefits of the Bermuda Treaty in general, but the Bermuda Treaty is interpreted to not apply to investment income, a significant portion of Wind River Reinsurance’s investment income could be subject to U.S. federal income tax.

Foreign corporations not engaged in a trade or business in the United States are subject to 30% U.S. income tax imposed by withholding on the gross amount of certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the United States (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The Bermuda Treaty does not reduce the rate of tax in such circumstances. The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax applicable to premiums paid to Wind River Reinsurance on such business are 4% for direct insurance premiums and 1% for reinsurance premiums.

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

Risks Related to our Business

We Are Dependent on Our Senior Executives and the Loss of Any of These Executives or Our Inability to Attract and Retain Other Key Personnel Could Adversely Affect Our Business.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Saul A. Fox, our Chief Executive Officer, Robert M. Fishman, President and Chief Executive Officer of United America Insurance Group, Kevin L. Tate, our Chief Financial Officer, and David R. Whiting, President and Chief Executive Officer of Wind River Reinsurance. Messrs Fishman, Tate, and Whiting have employment agreements with us, although these agreements cannot assure us of the continued service of these individuals. We do not currently maintain key man life insurance policies with respect to any of our employees.

Over the past year, we have restructured some of the responsibilities of our senior management as part of the consolidation of our U.S. Insurance Operations and the refocus of our strategy for our Reinsurance Operations, and in response to the departure of some senior management personnel. Effective February 5, 2007, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, Senior Vice President of

Claims of United America Insurance Group, resigned. The loss of these executives may hinder our ability to manage our operations efficiently and to implement our business strategy. These executives may also seek to compete with us or solicit key general agents or employees from us and/or we may suffer the loss of agents as a result of their departures. In response to these departures, on February 9, 2007, we appointed Mr. Fox as our Chief Executive Officer and Mr. Fishman as President and Chief Executive Officer of United America Insurance Group.

On February 12, 2007, after the resignations of Messrs. Schmidt, Ritz, and Goetz on February 5, 2007, we filed a lawsuit against them in state court in Montgomery County, Pennsylvania. This suit seeks to enforce non-competition, non-solicitation, confidentiality and certain other restrictive covenants in their employment agreements. The suit also seeks damages. In our complaint, we allege, among other things, that the former executives: (i) took certain privileged, confidential, and proprietary information; and (ii) intend to disregard the restrictive covenants in their employment agreements, in part by seeking employment with a competitor. On February 12, 2007, we sought, and the court issued, a stipulated temporary restraining order requiring, until further order of court, the former executives to comply with those non-competition, non-solicitation, confidentiality, and other restrictive covenants. We are currently engaged in discovery and have requested, among other things, that the court; (i) permanently enjoin the former executives from seeking employment with a competitor as required pursuant to the restrictive covenant in their employment agreements; (ii) require the former executives to return to us certain privileged, confidential, and proprietary information in their possession, custody, or control; (iii) require that the former executives abide by the restrictive covenants in their employment agreements; and (iv) award us damages as a result of, among other things, misappropriation of information, breach of fiduciary duty, and any breach of the restrictive covenants. There can be no assurance that the temporary restraining order will become permanent and that we will be successful in our suit.

The future loss of any of the services of other members of our senior management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business.

If Actual Claims Payments Exceed Our Reserves for Losses and Loss Adjustment Expenses, Our Financial Condition and Results of Operations Could Be Adversely Affected.

Our success depends upon our ability to accurately assess the risks associated with the insurance and reinsurance policies that we write. We establish reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred with respect to premiums earned on the insurance policies that we write. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of what we expect to be the ultimate cost of resolution and administration of claims under the insurance policies that we write. These estimates are based upon actuarial and statistical projections, our assessment of currently available data, as well as estimates and assumptions as to future trends in claims severity and frequency, judicial theories of liability and other factors. We continually refine our reserve estimates in an ongoing process as experience develops and claims are reported and settled. Our insurance subsidiaries obtain an annual statement of opinion from an independent actuarial firm on the reasonableness of these reserves.

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

Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.

Results of property and casualty insurers are subject to man-made and natural catastrophes. We have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experienced losses from catastrophes that were in excess of our catastrophe reinsurance coverage. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas. In 2005, we suffered gross and net catastrophic losses from named storms of $43.0 million and $9.8 million, respectively, related to Hurricanes Katrina, Rita, and Wilma. There were no catastrophic losses from named storms in 2006.

A Decline in Rating for Any of Our Insurance or Reinsurance Subsidiaries Could Adversely Affect Our Position in the Insurance Market, Make It More Difficult To Market Our Insurance Products and Cause Our Premiums and Earnings To Decrease.

Ratings have become an increasingly important factor in establishing the competitive position for insurance companies. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns the companies in our Insurance Operations and Reinsurance Operations a financial strength rating of “A” (Excellent), the third highest of their 16 rating categories. The objective of A.M. Best’s rating system is to provide potential policyholders an opinion of an insurer’s financial strength and its ability to meet ongoing obligations, including paying claims. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers, reinsurers and intermediaries and are not directed to the protection of investors. These ratings are not an evaluation of, nor are they directed to, investors in our Class A common shares and are not a recommendation to buy, sell or hold our Class A common shares. Publications of A.M. Best indicate that companies are assigned “A” (Excellent) ratings if, in A.M. Best’s opinion, they have an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best.

If the rating of any of the companies in our Insurance Operations or Reinsurance Operations is reduced from its current level by A.M. Best, our competitive position in the insurance industry could suffer, and it would be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business, as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

We Cannot Guarantee that Our Reinsurers Will Pay in a Timely Fashion, if At All, and as a Result, We Could Experience Losses.

We cede a portion of gross premiums written by our U.S. Insurance Operations to third party reinsurers under reinsurance contracts. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Upon payment of claims, we will bill our reinsurers for their share of such claims. Our reinsurers may not pay the reinsurance receivables that they owe to us or they may not pay such receivables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected. Lack of reinsurer liquidity, perceived improper underwriting or claim handling by us, and other factors could cause a reinsurer not to pay.

As of December 31, 2006, we had $982.5 million of reinsurance receivables and $642.9 million of collateral was held in trust to support our reinsurance receivables. Our reinsurance receivables, net of collateral held, were $339.6 million. We also had $38.3 million of prepaid reinsurance premiums. As of December 31, 2006, our largest reinsurer represented approximately 40.6% of our reinsurance receivables, or $414.4 million, and our second largest reinsurer represented approximately 25.4% of our reinsurance receivables, or $259.9 million. See “Business — Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Our Investment Performance May Suffer as a Result of Adverse Capital Market Developments or Other Factors, Which Would In Turn Adversely Affect Our Financial Condition and Results of Operations.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For 2006, our income derived from invested assets, was $66.0 million, net of investment expenses, including net realized losses of $0.6 million, or 61.9% of our pre-tax income. For 2005, our income derived from invested assets was $47.7 million, net of investment expenses, including net realized gains of $0.6 million, or 72.5% of our pre-tax income. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates and the credit quality of underlying issuers. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in bonds will generally increase or decrease with changes in interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

With respect to our longer-term liabilities, we strive to structure our investments in a manner that recognizes our liquidity needs for our future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our liability for insurance reserves. However, if our liquidity needs or general and specific liability profile unexpectedly changes, we may not be successful in continuing to structure our investment portfolio in that manner. To the extent that we are unsuccessful in correlating our investment portfolio with our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse affect on the performance of our investment portfolio. We refer to this risk as liquidity risk.

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

We also have an equity portfolio that represented approximately 4.6% of our total investments and cash and cash equivalents portfolio, as of December 31, 2006. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on performance as to the equity portfolio.

We have $60.9 million of investments in limited partnerships. Of these investments, $14.6 million have no readily available market valuation.

Since We Depend On Professional General Agencies For a Significant Portion of Our Revenue, a Loss of Any One of Them Could Adversely Affect Us.

We market and distribute our insurance products through a group of approximately 150 professional general agencies that have specific quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers.

For the year ended December 31, 2006, our top five non-affiliated agencies, all of which market more than one specific product, represented 23.0% of our gross premiums written. No one agency accounted for more that 7.5% of our gross premiums written. A loss of all or substantially all the business produced by one or more of these general agencies could have an adverse effect on our business and results of operations.

We May Not Be Successful in Executing the Consolidation of Our U.S. Insurance Operations.

On January 23, 2006, we announced that our Board of Directors approved a plan to consolidate our U.S. Insurance Operations under a single United America Insurance Group management structure, which is currently being led by Robert M. Fishman. The consolidation of the Bala Cynwyd and Hatboro locations to a single location, a key step in the consolidation, was completed during February 2007. The consolidation resulted in the reduction of job positions in our U.S. Insurance Operations and we recognized severance costs of approximately $0.3 million in 2006. Currently, we continue to consolidate our information technology systems. We may fail to successfully execute the remaining steps of our consolidation or our general agencies may view the consolidation unfavorably, either of which would have an adverse impact on our results of operations.

If Market Conditions Cause Reinsurance To Be More Costly or Unavailable, We May Be Required To Bear Increased Risks or Reduce the Level of Our Underwriting Commitments.

As part of our overall strategy of risk and capacity management, we purchase reinsurance for a portion of the risk underwritten by our insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. Our third party reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

We May Not Be Successful in Executing Our Business Plan For Our Reinsurance Operations.

Our Reinsurance Operations consist solely of the operations of Wind River Reinsurance. Wind River Reinsurance was formed through the amalgamation of Wind River Bermuda and Wind River Barbados, with the amalgamated entity renamed Wind River Reinsurance Company, Ltd. Prior to the amalgamation, Wind River Bermuda and Wind River Barbados formed our Non-U.S. Insurance Operations. Until the fourth quarter of 2005, our Non-U.S. Insurance Operations offered direct third party excess and surplus lines primary insurance policies. In the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering such products in order to focus on third party reinsurance products. In order to execute our business plan for our Reinsurance Operations, we will need to continue to hire qualified reinsurance professionals. We will also need to continue to establish the market relationships, procedures and controls necessary for our Reinsurance Operations to operate effectively and profitably. We may be unable to do so, and if we fail to successfully execute the business plan for our Reinsurance Operations or if the business written by our Reinsurance Operations generates losses, it would have an adverse impact on our results of operations and may prevent us from realizing the financial efficiencies that our Reinsurance Operations might otherwise provide.

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

The demand for property and casualty insurance and reinsurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. The property and casualty insurance industry historically is cyclical in nature. These fluctuations in demand and competition could produce underwriting results that would have a negative impact on our consolidated results of operations and financial condition.

We Face Significant Competitive Pressures in Our Business that Could Cause Demand for Our Products to Fall and Adversely Affect Our Profitability.

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and Non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies. Our competitors include, among others: American International Group, Argonaut Group, Berkshire Hathaway, Century Surety, Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, James River Insurance Group, Markel Corporation, Nationwide Insurance, Navigators Insurance Group, Philadelphia Consolidated Group, RLI Corporation, W.R. Berkley Corporation, and Western World Insurance Group. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices.

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

As a Property and Casualty Insurer and Reinsurer, We Could Face Losses From Terrorism and Political Unrest.

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

TRIA was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. For 2007, our deductible for certified acts of terrorism is 20% of the full year of our direct earned premium for the year ended December 31, 2006 or $128.0 million. In 2006, $1.2 million of our direct earned premium was for the coverage subject to TRIA.

Because We Provide Our General Agencies with Specific Quoting and Binding Authority, If Any of Them Fail To Comply With Our Pre-Established Guidelines, Our Results of Operations Could Be Adversely Affected.

We market and distribute our insurance products through a group of approximately 150 professional general agencies that have specific quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks without our initial approval. If any of these professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated loss and loss adjustment expenses. Such actions could adversely affect our results of operations.

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

Due to our corporate structure, any dividends that United America Indemnity receives from its subsidiaries must pass through Wind River Reinsurance. The inability of Wind River Reinsurance to pay dividends to United America Indemnity in an amount sufficient to enable United America Indemnity to meet its cash requirements at the holding company level could have a material adverse effect on its operations.

Bermuda law does not permit payment of dividends or distributions of contributed surplus by a company if there are reasonable grounds for believing that the company, after the payment is made, would be unable to pay its liabilities as they become due, or the realizable value of the company’s assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts. Furthermore, pursuant to the Bermuda Insurance Act 1978, an insurance company is prohibited from declaring or paying a dividend during the financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. See “Regulation — Bermuda Insurance Regulation” in Item 1 of Part I of this report.

In addition, the United National Insurance Companies and the Penn-America Insurance Companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Regulation — U.S. Regulation of United America Indemnity” in Item 1 of Part I of this report. For 2007, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $65.3 million. For 2007, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $19.6 million, including $6.4 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2006 ownership percentages.

Because We Are Heavily Regulated by the U.S. States in Which We Operate, We May Be Limited in the Way We Operate.

We are subject to extensive supervision and regulation in the U.S. states in which our U.S. Insurance Operations operate. This is particularly true in those states in which our insurance subsidiaries are licensed, as opposed to those states where our insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

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

As an example of increased federal involvement in insurance issues, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, TRIA was enacted to ensure the availability of insurance coverage for defined terrorist acts in the United States. This law establishes a federal assistance program through December 31, 2007 to aid the commercial property and casualty insurance industry in covering claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This law could adversely affect our business by increasing underwriting capacity for our competitors as well as by requiring that we offer coverage for terrorist acts.

Certain Business Practices of the Insurance Industry Have Become the Subject of Investigations by the New York State Attorney General’s Office and Other Regulatory Agencies.

In 2004, the New York State’s Attorney General’s office filed a civil lawsuit accusing one of the nation’s largest insurance brokers of fraudulent behavior, including alleged participation in bid-rigging schemes and acceptance of improper payments from insurance carriers in exchange for agreeing not to shop quotes for their customers. At the same time, a number of property and casualty insurance companies have also been investigated by the New York State Attorney General’s office for their alleged participation in these schemes or agreements. Since that time similar allegations have been made against other brokers and insurance companies by other states’ attorney general offices and state insurance departments. Although some individual cases may remain open, most of these matters have been resolved through settlement, in some instances with large amounts being paid by those involved.

Subsequent to these initial activities, other states’ attorney general offices and state insurance departments have announced similar investigations. The Pennsylvania Department of Insurance has made inquiries of each of its licensed companies, including our U.S. Insurance Operations, concerning producer compensation arrangements. The Securities and Exchange Commission and the U.S. Department of Justice have also taken measures to investigate the use of insurance products designed to “smooth earnings.” Activities being investigated include participation in contingent commission structures and other agreements under which brokers receive additional commissions based upon the volume and/or profitability of business placed with an insurer. We have not been the subject of any specific investigation or inquiry. We believe our commission programs and payments comply with applicable laws and regulations.

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

Interests of Holders of Class A Common Shares May Conflict with the Interests of Our Controlling Shareholder.

Fox Paine & Company beneficially owns shares having approximately 84.9% of our total voting power. The percentage of our total voting power that Fox Paine & Company may exercise is greater than the percentage of our total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns a large number of Class B common shares, which have ten votes per share as opposed to Class A common shares, which have one vote per share. The Class A common shares and the Class B common shares generally vote together as a single class on matters presented to our shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in our articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•	amend our memorandum or articles of association;

•	prevent schemes of arrangement of our subsidiaries’ assets; and

•	approve redemption of the common shares.

Fox Paine & Company will also be able to prevent or cause a change of control. Fox Paine & Company’s control over us, and Fox Paine & Company’s ability to prevent or cause a change of control, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of our Class A common shares could be adversely affected.

In addition, we have agreed to pay Fox Paine & Company annual management fees of $1.5 million. Fox Paine & Company may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with us or with our subsidiaries. Fox Paine & Company is not obligated to advise us of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with us or with our subsidiaries.

Our Controlling Shareholder Has the Contractual Right to Nominate a Majority of the Members of Our Board of Directors.

Under the terms of a shareholders agreement among us, Fox Paine & Company and the Ball family trusts, Fox Paine & Company has the contractual right to nominate a majority of the members of our Board of Directors. Our Board of Directors currently consists of eight directors, five of whom were nominated by Fox Paine & Company: Messrs. Saul A. Fox, Troy W. Thacker, John J. Hendrickson, Edward J. Noonan, and Stephen A. Cozen.

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

Because We Rely on Certain Services Provided by Fox Paine & Company, the Loss of Such Services Could Adversely Affect Our Business.

During 2004, 2005, and 2006, Fox Paine & Company provided certain management services to us, particularly with respect to our merger with Penn-America Group, Inc., our acquisition of Penn Independent Corporation, and the sale of substantially all of the assets of our Agency Operations. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and we are unable to perform those services ourselves or we are unable to secure replacement services, our business could be adversely affected.

Risks Related to Taxation

We May Become Subject To Taxes in the Cayman Islands or Bermuda in the Future, Which May Have a Material Adverse Effect on our Results of Operations.

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

Wind River Reinsurance was formed in 2006 through the amalgamation of our Non-U.S. Operations. We received an assurance from the Bermuda Minister of Finance, under the Bermuda Exempted Undertakings Tax

Protection Act 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Wind River Reinsurance or any of its operations, shares, debentures or other obligations through March 28, 2016. Given the limited duration of the assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Following the expiration of the periods described above, we may become subject to taxes in the Cayman Islands or Bermuda, which may have a material adverse effect on our results of operations.

United America Indemnity or Wind River Reinsurance May Be Subject to U.S. Tax That May Have a Material Adverse Effect on United America Indemnity’s, or Wind River Reinsurance’s Results of Operations.

United America Indemnity is a Cayman Islands company and Wind River Reinsurance is a Bermuda company. We have managed our business in a manner designed to reduce the risk that United America Indemnity and Wind River Reinsurance will be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that United America Indemnity or Wind River Reinsurance will be engaged in a trade or business in the United States. If United America Indemnity or Wind River Reinsurance were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our results of operations could be materially adversely affected.

The Impact of the Cayman Islands’ Letter of Commitment or Other Concessions to the Organization for Economic Cooperation and Development to Eliminate Harmful Tax Practices Is Uncertain and Could Adversely Affect Our Tax Status in the Cayman Islands or Bermuda.

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

There Is A Risk That Interest Paid By Our U.S. Subsidiaries To a Luxembourg Affiliate May Be Subject to 30% U.S. Withholding Tax.

U.A.I. (Luxembourg) Investment, S.à r.l., an indirectly owned Luxembourg subsidiary of Wind River Reinsurance, owns two notes issued by United America Indemnity Group, Inc., a Delaware corporation. Under U.S. federal income tax law, interest paid by a U.S. corporation to a non-U.S. shareholder is generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United States and Luxembourg (the “Luxembourg Treaty”) generally eliminates the withholding tax on interest paid to qualified residents of Luxembourg. Were the IRS to contend successfully that U.A.I. (Luxembourg) Investment, S.à r.l. is not eligible for benefits under the Luxembourg Treaty, interest paid to U.A.I. (Luxembourg) Investment, S.à r.l. by United America Indemnity Group, Inc. would be subject to the 30% withholding tax. Such tax may be applied retroactively to all previous years for which the statute of limitations has not expired, with interest and penalties. Such a result may have a material adverse effect on our financial condition and results of operation.

There is a Risk That Interest Income Imputed to Our Irish Affiliate May be Subject to 25% Irish Income Tax.

U.A.I. (Ireland) Limited is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0%

on non-trading income, including interest and dividends from foreign companies. The company intends to manage its operations in such a way that there will not be any material taxable income generated in Ireland under Irish law. However, there can be no assurance from the Irish authorities that a law may not be enacted that would impute income to U.A.I. (Ireland) Limited in the future or retroactively arising out of our current operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 71,000 square feet of office space in Bala Cynwyd, Pennsylvania, which serves as the headquarters location for our U.S. Insurance Operations, pursuant to a lease that expires on December 31, 2013. Certain of our subsidiaries lease approximately 50,000 square feet of office space in our Hatboro, Pennsylvania property that was purchased by American Insurance Service, Inc., one of our indirect wholly owned subsidiaries, in October 2005. As part of the integration of our U.S. Insurance Operations, we moved all of our employees in our Hatboro location to Bala Cynwyd during the first quarter of 2007. In connection with the relocation of our Hatboro employees, we have entered into an agreement of sale with a local developer for the purchase of our Hatboro property. We expect that the sale will close during the first quarter of 2007. In addition, we lease a small amount of additional office space in other locations in the United States, and, for our Reinsurance Operations, in Hamilton, Bermuda.

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

On February 12, 2007, after the resignations of Messrs, Schmidt, Ritz, and Goetz on February 5, 2007, we filed a lawsuit against them in state court in Montgomery County, Pennsylvania. This suit seeks to enforce non-competition, non-solicitation, confidentiality and certain other restrictive covenants in their employment agreements. The suit also seeks damages. In our complaint, we allege, among other things, that the former executives; (i) took certain privileged, confidential, and proprietary information; and (ii) intend to disregard the restrictive covenants in their employment agreements, in part by seeking employment with a competitor. On February 12, 2007, we sought, and the court issued, a stipulated temporary restraining order requiring, until further order of court, the former executives to comply with those non-competition, non-solicitation, confidentiality, and other restrictive covenants. We are currently engaged in discovery and have requested, among other things, that the court; (i) permanently enjoin the former executives from seeking employment with a competitor as required pursuant to the restrictive covenant in their employment agreements; (ii) require the former executives to return to us certain privileged, confidential, and proprietary information in their possession, custody, or control; (iii) require that the former executives abide by the restrictive covenants in their employment agreements; and (iv) award us damages as a result of, among other things, misappropriation of information, breach of fiduciary duty, and any breach of the restrictive covenants.

There can be no assurance that the temporary restraining order will become permanent and that we will be successful in our suit. Further, the former executives may seek damages from us. Finally, we cannot assure that lawsuits, arbitrations, or other litigation will not have a material adverse effect on our business, financial condition, or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

Market for our Class A Common Shares

Our Class A common shares, par value $0.0001 per share, began trading on the Nasdaq National Market under the symbol “UNGL” on December 16, 2003. On March 14, 2005 we changed our symbol to “INDM.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common shares, as reported by the Nasdaq National Market:

	High	Low

Fiscal Year Ended December 31, 2005:
First Quarter	$19.36	$17.18
Second Quarter	18.79	15.85
Third Quarter	20.22	16.90
Fourth Quarter	19.50	16.55
Fiscal Year Ended December 31, 2006:
First Quarter	$23.51	$17.84
Second Quarter	25.82	19.50
Third Quarter	23.25	19.04
Fourth Quarter	25.99	20.00

There is no established public trading market for our Class B common shares, par value $0.0001 per share.

As of February 23, 2007, there were approximately 195 holders of record of our Class A common shares. As of February 23, 2007, there were 10 holders of record of our Class B common shares, all of whom are affiliates of Fox Paine & Company.

Dividend Policy

We did not declare or pay cash dividends on any class of our common shares in 2006 or 2005, and we do not anticipate paying any cash dividends on any class of our common shares in the foreseeable future. However, this is subject to future determinations by the Board of Directors based on our results, financial conditions, amounts required to grow our business, and other factors deemed relevant by the Board.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Wind River Reinsurance, the Luxembourg Companies, the United National Insurance Companies, the Penn-America Insurance Companies, and Penn Independent Corporation to pay dividends. Wind River Reinsurance, the United National Insurance Companies, and the Penn-America Insurance Companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

In 2006, the United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $31.0 million and $11.0 million, respectively. For 2007, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $65.3 million. For 2007, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $19.6 million, including $6.4 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2006 ownership percentages.

For 2007, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of United America Indemnity, Ltd. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2006 statutory financial statements that will be filed in 2007, Wind River Reinsurance could pay a dividend of up to $200.4 million without requesting BMA approval.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if Wind River Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Profit distributions (not in respect to liquidations) by the Luxembourg Companies are generally subject to Luxembourg dividend withholding tax at a rate of 20%, unless a domestic law exemption or a lower tax treaty rate applies. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

For a discussion of factors affecting our ability to pay dividends, see “Business — Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Funds and — Capital Resources” in Item 7 of Part II, and the notes to the consolidated financial statements in Item 8 of Part II of this report.

Our common shareholders are not subject to taxes, including withholding provisions, under existing laws and regulations of the Cayman Islands.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following information presented in this Item 6 Selected Financial Data includes historical financial data for United America Indemnity only, and excludes information relating to the business and operations of Penn-America Group and Penn Independent Group prior to our acquisition of them on January 24, 2005. Prior data relating to Penn-America Group, Inc. and Penn Independent Corporation can be found in our Current Report on Form 8-K/A, filed on April 7, 2005.

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

				Successor	Predecessor
				For the	For the	Predecessor
				Period from	Period from	For the
				September 6, 2003 to	January 1, 2003 to	Year Ended
	Successor For the Years Ended December 31,			December 31,	September 5,	December 31,
	2006	2005	2004	2003	2003	2002
(Dollars in thousands)

Consolidated Statements of Operations Data:
Gross premiums written	$652,965	$622,878	$409,073	$157,757	$510,623	$793,083

Net premiums written	$560,535	$519,733	$280,208	$61,265	$139,116	$172,689

Net premiums earned	$546,469	$475,430	$230,140	$51,912	$128,254	$162,763
Net investment income	66,538	47,118	20,165	6,106	13,289	17,685
Net realized investment gains (losses)	(570)	554	2,677	169	5,589	(11,702)

Total revenues	612,437	523,102	252,982	58,187	147,132	168,746
Net losses and loss adjustment expenses(1)(2)	304,355	288,124	133,838	38,506	85,178	201,750
Acquisition costs and other underwriting expenses	173,686	144,070	69,750	13,368	30,039	18,751
Provision for doubtful reinsurance receivables(3)(4)	—	50	—	—	1,750	44,000
Corporate and other operating expenses	16,515	14,810	11,552	839	485	6,155
Interest expense	11,393	9,435	5,523	1,604	46	115

Income (loss) before income taxes	106,488	66,613	32,319	3,870	29,634	(102,025)
Income tax expense (benefit)	18,064	3,017	(1,995)	(1,469)	6,864	(40,614)

Income (loss) before equity in net income (loss) of partnerships	88,424	63,596	34,314	5,339	22,770	(61,411)
Equity in net income (loss) of partnerships	1,026	1,111	1,538	758	1,834	(252)

Income (loss) before discontinued operations	89,450	64,707	35,852	6,097	24,604	(61,663)
Discontinued operations(5)	9,968	(540)	—	—	—	—

Income (loss) before extraordinary gain	99,418	64,167	35,852	6,097	24,604	(61,663)
Extraordinary gain(6)	—	1,426	1,195	46,424	—	—

Net income (loss)	$99,418	$65,593	$37,047	$52,521	$24,604	$(61,663)

				Successor	Predecessor
				For the	For the	Predecessor
				Period from	Period from	For the
				September 6, 2003 to	January 1, 2003 to	Year Ended
	Successor For the Years Ended December 31,			December 31,	September 5,	December 31,
	2006	2005	2004	2003	2003	2002
(Dollars in thousands)

Per share data:
Income from continuing operations	$89,450	$64,707	$35,852	$(23,153)	$24,604	$(61,663)

Basic	$2.43	$1.80	$1.27	$(1.14)	$246,040	$(616,630)

Diluted	$2.41	$1.76	$1.24	$(1.41)	$246,040	$(616,630)

Discontinued operations	$9,968	$(540)	$—	$—	$—	$—

Basic	$0.27	$(0.01)	$—	$—	$—	$—

Diluted	$0.27	$(0.01)	$—	$—	$—	$—

Extraordinary gain	$—	$1,426	$1,195	$46,424	$—	$—

Basic	$—	$0.04	$0.04	$2.83	$—	$—

Diluted	$—	$0.04	$0.04	$2.83	$—	$—

Net income (loss) available to common shareholders	$99,418	$65,593	$37,047	$23,271	$24,604	$(61,663)

Basic	$2.70	$1.83	$1.31	$1.42	$246,040	$(616,630)

Diluted	$2.68	$1.79	$1.28	$1.42	$246,040	$(616,630)

Weighted-average number of shares outstanding
Basic	36,778,276	35,904,127	28,259,173	16,372,283	100	100

Diluted	37,157,783	36,589,902	28,836,195	16,372,283	100	100

Insurance Operating Ratios based on our GAAP Results:(7)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio(1)(2)(8)	55.7	58.0	57.1	65.2	66.4	124.0
Underwriting expense ratio(3)(4)	31.8	33.2	30.1	33.8	24.8	38.5

Combined ratio(4)(9)	87.5	91.2	87.2	99.0	91.2	162.5

Impact of purchase accounting adjustments:
Net losses and loss adjustment expense ratio	—	2.6	1.1	9.0	—	—
Underwriting expense ratio	—	(2.9)	0.2	(8.1)	—	—

Combined ratio	—	(0.3)	1.3	0.9	—	—

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio(1)(2)(8)	55.7	60.6	58.2	74.2	66.4	124.0
Underwriting expense ratio(3)(4)	31.8	30.3	30.3	25.7	24.8	38.5

Combined ratio(4)(9)	87.5	90.9	88.5	99.9	91.2	162.5

Net/gross premiums written	85.8	83.4	68.5	38.8	27.2	21.8

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,656,664	$1,419,564	$924,070	$848,309	$667,836	$611,129
Reinsurance receivables, net of allowance	982,502	1,278,156	1,531,863	1,762,988	1,842,667	1,743,524
Total assets	2,984,616	3,102,002	2,625,937	2,848,761	2,837,545	2,685,620

				Successor	Predecessor
				For the	For the	Predecessor
				Period from	Period from	For the
				September 6, 2003 to	January 1, 2003 to	Year Ended
	Successor For the Years Ended December 31,			December 31,	September 5,	December 31,
	2006	2005	2004	2003	2003	2002
(Dollars in thousands)

Senior notes payable	90,000	90,000	—	—	—	—
Senior notes payable to related party	—	—	72,848	72,848	—	—
Junior subordinated debentures	61,857	61,857	30,929	30,929	—	—
Unpaid losses and loss adjustment expenses	1,702,010	1,914,224	1,876,510	2,059,760	2,120,594	2,004,422
Total shareholders’ equity	763,270	639,927	432,553	380,792	296,917	268,637

(1)	In 2002, we increased our net loss reserves relative to accident years 2001 and prior by $47.8 million primarily due to higher than anticipated losses in the multi-peril and other liability lines of business and by $23.6 million due to the conclusion of an arbitration proceeding. The net losses and loss adjustment expense ratio increased 43.9 points in 2002 due to this $71.4 million increase in net loss reserves.

(2)	Net losses and loss adjustment expenses for 2006 are net of a $7.0 million reserve release due to favorable development relative to construction defect losses as well as primary general liability, umbrella and excess, and asbestos and environmental losses and an $8.6 million reduction of our reinsurance reserve allowance. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these items on the net losses and loss adjustment expenses and combined ratios.

(3)	We established an allowance for doubtful reinsurance receivables of $44.0 million in 2002, which resulted in a 27.0 percentage point increase in our 2002 underwriting expense ratio.

(4)	Our underwriting expense ratio for the period January 1, 2003 to September 5, 2003 includes a 4.7 percentage point increase attributable to a $4.2 million expense for stock appreciation rights and retention payments made to certain key executives upon completion of the acquisition and a $1.8 million allowance for doubtful reinsurance receivables.

(5)	Our discontinued operations consist of the net results of operations of our Agency Operations segment, including the gain on the sale of substantially all of the assets of our Agency Operations of $9.4 million.

(6)	The extraordinary gains of $1.4 million in 2005 and $1.2 million in 2004 represent the recognition of tax benefits derived from acquisition costs incurred in connection with the Acquisition, which are currently considered deductible for federal tax purposes. The $46.4 million excess of the estimated fair value of net assets over purchase price was recognized as an extraordinary gain in the consolidated statement of operations for the period September 6, 2003 to December 31, 2003.

(7)	Our insurance operating ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

(8)	Our net losses and loss adjustment expense ratios for 2005 and 2004 include $8.0 million and $1.7 million, respectively, of catastrophic losses related to hurricanes. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the net losses and loss adjustment expense ratios for these years.

(9)	Our combined ratios for 2005 and 2004 include $8.0 million and $1.7 million, respectively, of catastrophic losses from named storms. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the combined ratios. Our combined ratio for the period September 6, 2003 to December 31, 2003 includes $0.9 million of deferred compensation option expense. Our combined ratio for 2002 includes a 43.9 percentage point increase attributable to our $71.4 million reserve strengthening and a 27.0 percentage point increase attributable to establishment of a $44.0 million allowance for doubtful reinsurance receivables.

No cash dividends were declared on common stock in any year presented in the table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On September 30, 2006, we sold substantially all of the assets of our Agency Operations to Brown & Brown, Inc. As a result of this sale, we terminated our Agency Operations segment and have classified the results of this segment as discontinued operations for all periods presented.

On November 14, 2006, we announced that our Board of Directors had appointed Robert M. Fishman as Chief Executive Officer of United America Indemnity and selected Mr. Fishman to serve as a member of our Board of Directors, effective November 27, 2006.

Effective February 5, 2007, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, Senior Vice President of Claims of United America Insurance Group, resigned. In response to these departures, on February 9, 2007, the Board of Directors appointed Saul A. Fox as Chief Executive Officer of United America Indemnity, which was the role previously held by Mr. Fishman, and Mr. Fishman as President and Chief Executive Officer of United America Insurance Group. Mr. Fishman is performing the duties previously performed by Messrs. Schmidt and Ritz. In addition, Mr. Fishman has appointed William Devlin, who previously reported to Mr. Goetz, to manage the claims department. Additional senior level positions may be recruited by Mr. Fishman to position us for the future.

On February 12, 2007, we filed a lawsuit in state court in Montgomery County, Pennsylvania to enforce non-competition, non-solicitation, confidentiality, and certain other restrictive covenants in the employment agreements signed by Messrs. Schmidt, Ritz, and Goetz. We sought and the court issued a stipulated temporary restraining order that requires the former executives to comply with the non-competition, non-solicitation, confidentiality, and certain other restrictive covenants. For more information regarding this lawsuit, see Item 3 in Part I of this report.

Overview

We distribute our insurance products through a group of approximately 150 professional general agencies that have specific quoting and binding authority, as well as a number of Specialty wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.

In connection with the consolidation of our U.S. Insurance Subsidiaries under a single United America Insurance Group management structure, we have reevaluated our business classifications. They are: 1) Small Business, which distributes its product to small commercial businesses through a select network of general agents with specific binding authority; 2) Programs, which markets insurance products for targeted insured segments as well as specialty products, such as professional lines through program administrators with specific binding authority; and 3) Specialty Wholesale, which markets property, casualty, and professional liability products through wholesale brokers.

We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.

Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on insurance policies written. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on insurance policies written, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, and salaries and benefits for holding company personnel. Interest expense consists of interest paid on funds held on behalf of others, senior notes payable and junior subordinated debentures.

In managing the business and evaluating performance, our management focuses on measures such as premium growth, rate level changes, loss ratio, expense ratio, combined ratio, return on equity, growth in book value per share, and operating income, which we define as net income excluding after-tax net realized investment gains (losses), after-tax gain and one-time charges from discontinued operations, and after-tax extraordinary items that do not reflect overall operating trends. (Loss ratio, expense ratio, combined ratio, and operating income are non-GAAP measures.) Our management focuses on operating income as a useful measure of the net income attributable to the ongoing operations of the business. Operating income is not a substitute for the net income determined in accordance with GAAP, and investors should not place undue reliance on this measure.

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 4 of the “Notes to Consolidated Financial Statements”) contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Liability For Unpaid Losses And Loss Adjustment Expenses

Although variability is inherent in estimates, we believe that the liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverages with respect to insured events. The process of establishing the liability for property and casualty unpaid losses and loss adjustment expenses is a complex process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to known insured events and an amount for losses incurred that have not yet been reported to us.

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

Loss reserves included in our financial statements represent management’s best estimates based upon an actuarially derived point estimate and other considerations. Our actuaries use a variety of techniques to establish our liabilities for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. Losses generated by business with common characteristics are aggregated into groups as losses are evaluated. For property losses, we generally employ an expected loss ratio approach for more recent months in the current accident year and employ a blend of expected loss ratios and incurred development methods for older months in the current accident year. For older accident years, we generally employ incurred loss development tests. For primary casualty losses, we generally employ an expected loss ratio approach for the current accident year. For more recent prior accident years, we generally employ a blend of expected loss ratios and incurred development methods. For older accident years we generally employ a variety of paid and incurred loss development tests. For excess and umbrella losses, we generally employ an expected loss ratio approach for both the current accident year as well as more recent prior accident years. For older accident years we generally employ a variety of paid and incurred loss development tests. All of these techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data, internal loss experience, the experience of policyholders and industry experience. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Estimates reflect implicit or explicit assumptions regarding the effects of external factors that include economic and social inflation, judicial decisions, law changes and recent trends in these factors. Management’s best estimate for loss and loss adjustment expenses is based on the actuarial point estimate resulting from the evaluation of each segment, adjusted, where appropriate, to reflect higher loss ratio selections for lines where little or no loss experience has emerged and evaluation of lines where greater uncertainty and variability exists.

The tables below identify the components of our gross and net unpaid loss and loss adjustment expenses as of December 31, 2006:

	Gross Reserves
	Case	IBNR	Total
(Dollars in thousands)

Small Business	$143,022	$392,841	$535,863
Program	322,939	817,514	1,140,453
Specialty Wholesale	15,227	10,467	25,694

Total	$481,188	$1,220,822	$1,702,010

	Net Reserves
	Case	IBNR	Total
(Dollars in thousands)

Small Business	$128,359	$328,372	$456,731
Program	71,668	190,990	262,658
Specialty Wholesale	7,732	8,221	15,953

Total	$207,759	$527,583	$735,342

We continually review these estimates and, based on new developments and information, we include adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Change in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” is recorded in the period that the change in these estimates is made. Other than the purchase accounting adjustments made at the time of the purchase of Wind River Investment Corp. and the merger with Penn-America Group, Inc. of $49.4 million and $19.5 million, respectively, we do not discount our GAAP loss reserves.

The table below illustrates the sensitivity to a hypothetical change to our net loss and loss adjustment expense reserves as of December 31, 2006. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on shareholders’ equity.

			Percentage
	Balance of Net	Change in Net	Increase
	Loss and Net	Loss and Net	(Decrease) in
Hypothetical Change in Net Loss and	Loss Adjustment	Loss Adjustment	Stockholders’
Loss Adjustment Expense Reserves	Expense Reserves	Expense Reserves	Equity
(Dollars in thousands)

7.5% increase	$790,493	$55,151	(5.7)%
5.0% increase	772,109	36,767	(3.8)%
2.5% increase	753,726	18,384	(1.9)%
As recorded on December 31, 2006	735,342	—	—
2.5% decrease	716,959	(18,384)	1.9%
5.0% decrease	698,575	(36,767)	3.8%
7.5% decrease	680,192	(55,151)	5.7%

The significant uncertainties and estimates relating to A&E claims on insurance policies written are discussed under “Business — Asbestos and Environmental Disclosure” in Item 1 of Part I of this report.

Recoverability of Reinsurance Receivables

We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. For a listing of the ten reinsurers for which we have the largest reinsurance asset amounts as of December 31, 2006, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical procedures with respect to our investments, including identifying any security where the estimated fair value is below its cost. Upon identification of such securities, we perform a detailed review to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value is below cost.

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

The following table contains an analysis of our securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2006:

				Gross Unrealized Losses
			Cost or			Between
	Number of	Estimated	Amortized		Six Months	Seven Months	Greater than
	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year(1)
(Dollars in thousands)

Bonds	414	$725,155	$738,781	$13,626	$981	$1,548	$11,097
Common Stock	7	2,362	2,410	48	29	19	—

				$13,674	$1,010	$1,567	$11,097

(1)	At December 31, 2006, we had 299 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $436.7 million and $447.8 million, respectively. We have analyzed these securities and have determined that they are not impaired. We have the ability to hold these investments until maturity or until recovery. 99.8% of these securities are investment grade.

Subject to the risks and uncertainties in evaluating the impairment of a security’s value, the impairment evaluation conducted by us as of December 31, 2006, concluded the unrealized losses discussed above are not other than temporary impairments.

We recorded the following other than temporary losses on our investment portfolios for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Bonds	$393	$—	$—
Preferred stock	167	—	—
Common stock	143	838	206

Total	$703	$838	$206

Goodwill and Intangible Assets

We use several techniques to value the recoverability of our intangible assets. Discounted cash flow and cost to replace methods are used to value agency relationships, customer contracts, and insurer relationships. State licenses are valued by comparing our licenses to comparable companies. Software is evaluated based on the cost to build and the cost to replace existing software. Goodwill of $17.0 million and intangible assets of $5.8 million of Agency Operations were netted against the gain as a result of the sale of substantially all of the assets of our Agency Operations on September 30, 2006. These amounts represented the net book values of goodwill and intangible assets of Agency Operations as of the date of the sale.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually or more frequently if circumstances warrant. We recently concluded our annual impairment review of goodwill and other indefinite lived assets and have concluded that no events have occurred since then that would indicate that goodwill and other indefinite lived assets were impaired as of December 31, 2006. Impairment is recognized if the fair value of the company is less than its carrying amount.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. As of December 31, 2005, our deferred tax asset for the alternative minimum tax (“AMT”) carryforward was $13.0 million; this amount has been reduced to $2.8 million as of December 31, 2006 due to the release of prior year loss reserves, which increased the taxable income of our U.S. Subsidiaries; the gain on the sale of substantially all of the assets of our Agency Operations; and the conversion of $194.0 million of tax-exempt investments to taxable investments.

Our Business Segments

We sold substantially all of the assets of our Agency Operations on September 30, 2006. The results of our Agency Operations are now classified as discontinued operations. Due to the asset sale, we no longer have an Agency Operations segment.

As a result of the amalgamation of the Non-U.S. Insurance Operations into a single Bermuda based entity on September 30, 2006, we have a new financial reporting segment, Reinsurance Operations, that offers third party reinsurance products. Our Reinsurance Operations began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. As such, our Reinsurance Operations segment is not yet material enough for separate disclosure.

We evaluate the performance of our Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

See “Business Segments” in Item 1 of Part I of this report for a description of our segments. The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Year Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Insurance Operations premiums written:
Gross premiums written	$652,965	$622,878	$409,073
Ceded premiums written	92,430	103,145	128,865

Net premiums written	$560,535	$519,733	$280,208

Revenues:(1)
Insurance Operations (Net premiums earned)	$546,469	$475,430	$230,140
Corporate	65,968	47,672	22,842

Total revenues	$612,437	$523,102	$252,982

Expenses:(1)
Insurance Operations	$479,701	$433,342	$203,588
Corporate	27,086	24,235	17,075

Subtotal	506,787	457,577	220,663
Intercompany eliminations	(838)	(1,088)	—

Net expenses	$505,949	$456,489	$220,663

Income before income taxes:(1)
Insurance Operations	$66,768	$42,098	$26,552
Corporate	38,882	23,427	5,767

Subtotal	105,650	65,525	32,319
Intercompany eliminations	838	1,088	—

Total income before income taxes	$106,488	$66,613	$32,319

Insurance combined ratio analysis:(2)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio	55.7	58.0	59.3
Other underwriting expense ratio	31.8	33.2	30.5

Combined ratio	87.5	91.2	89.8

Impact of purchase accounting adjustments:
Net losses and loss adjustment expense ratio	—	2.6	(1.1)
Other underwriting expense ratio	—	(2.9)	(0.2)

Combined ratio	—	(0.3)	(1.3)

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio	55.7	60.6	58.2
Other underwriting expense ratio	31.8	30.3	30.3

Combined ratio	87.5	90.9	88.5

(1)	Excludes the results of our Agency Operations which have been classified as discontinued operations for 2006 and 2005. There were no Agency Operations prior to 2005.

(2)	The net losses and loss adjustment expense ratio, the other underwriting expense ratio, and combined ratio are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

Results of Operations

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $653.0 million for 2006, compared with $622.9 million for 2005, an increase of $30.1 million or 4.8%.

A breakdown of gross premiums written by business classification is as follows:

			Increase /
	2006	2005(1)	(Decrease)
(Dollars in thousands)

Small Business	$397,981	$381,567	$16,414
Program(2)	218,762	225,152	(6,390)
Speciality Wholesale	36,222	16,159	20,063

Total	$652,965	$622,878	$30,087

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

(2)	This business classification includes gross written premiums of the Non-U.S. Insurance Operations of $0.05 million and $2.5 million for 2006 and 2005, respectively.

•	Small Business gross premiums written increased $16.4 million primarily as a result of the inclusion of premium written by the Penn-America Insurance Companies for a full year in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from January 24, 2005, the date of their merger with us.

•	Program gross premiums written decreased $6.4 million primarily due to decreases in public officials premium in our professional product line and decreases in the umbrella product line. These decreases were somewhat offset by increases in habitational program business.

•	Speciality Wholesale gross premiums written increased $20.1 million primarily due to an increase in our property and allied health brokerage product writings.

Net premiums written, which equal gross premiums written less ceded premiums written, were $560.5 million for 2006, compared with $519.7 million for 2005, an increase of $40.8 million or 7.9%. The ratio of net premiums written to gross premiums written was 85.8% for 2006 and 83.4% for 2005.

A breakdown of net premiums written by business classification is as follows:

			Increase /
	2006	2005(1)	(Decrease)
(Dollars in thousands)

Small Business	$362,900	$342,092	$20,808
Program(1)	170,947	163,962	6,985
Speciality Wholesale	26,688	13,679	13,009

Total	$560,535	$519,733	$40,802

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

(2)	This business classification includes net premiums written of the Non-U.S. Insurance Operations of $0.04 million and $2.2 million for 2006 and 2005, respectively.

•	Small Business net premiums written increased $20.2 million primarily due to the inclusion of premium written by the Penn-America Insurance Companies for a full year in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from January 24, 2005, the date of their merger with us, combined with an increase in property premium and increased retentions relating to Penn-America’s casualty reinsurance treaties.

•	Program net premiums written increased $7.0 million primarily due to increases in our habitational, liquor liability, and primary general liability program business, offset by a reduction in public officials and umbrella premium.

•	Speciality Wholesale net premiums written increased $13.0 million primarily due to increased retentions and growth in our property and allied health brokerage lines.

Net premiums earned were $546.5 million for 2006, compared with $475.4 million for 2005, an increase of $71.1 million or 7.9%. Net premiums earned increased for the reasons noted above in net premiums written.

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $66.5 million for 2006, compared with $47.1 million for 2005, an increase of $19.4 million or 41.2%.

•	Gross investment income, excluding realized gains and losses, was $72.4 million for 2006, compared with $53.0 million for 2005, an increase of $19.4 million or 36.7%. The increase was primarily due to increasing investment yields, an increase in cash and invested assets, the shift of $194.0 million of tax-free investments to taxable investments, and the inclusion of the Penn-America Insurance Companies and Penn Independent for a full year in 2006. Cash and invested assets grew to $1,656.7 million as of December 31, 2006, from $1,419.6 million as of December 31, 2005, an increase of $237.1 million or 16.7%. Gross investment income for 2006 also included $3.9 million in distributions from our limited partnership investments compared to distributions of $5.1 million for 2005.

•	Investment expenses were $5.9 million for each of 2006 and 2005.

The average duration of our bonds decreased to 3.9 years as of December 31, 2006 from 4.1 years as of December 31, 2005. Including cash and short-term investments, the average duration of our investments as of December 31, 2006 and 2005 was 3.4 years. At December 31, 2006, our embedded book yield on our bonds, not including cash, was 4.97% compared with 4.36% at December 31, 2005.

Net Realized Investment Gains (Losses)

Net realized investment losses were $0.6 million for 2006, compared with net realized investment gains of $0.6 million for 2005. The net realized investment losses for 2006 consist primarily of net losses of $2.5 million relative to bond portfolios, including other than temporary impairments of $0.7 million, primarily caused as a result of our investment income optimization strategy, net gains of $2.2 million relative to our options portfolio, and net losses of $0.3 million relative to our equity portfolios. The net realized investment gains for 2005 consist primarily of net gains of $3.1 million from our equity portfolio offset by net losses of $0.4 million relative to the market value of our options and net losses of $2.1 million from our fixed income investments, including other than temporary impairment losses of $0.8 million.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $304.3 million for 2006, compared with $288.1 million for 2005, an increase of $16.2 million or 5.6%. The increase in incurred losses and loss adjustment expenses is attributable to growth in earned premium and the inclusion of Penn-America for a full year in 2006. In 2006, we released $7.0 million of prior year loss reserves due to favorable development relative to construction defect losses as well as primary general liability, umbrella and excess, and asbestos and environmental losses, and $8.6 million as a reduction of our reinsurance reserve allowance. (See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more information regarding the reserve release.)

The loss ratio for 2006 was 55.7% compared with 60.6% for 2005. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Purchase accounting adjustments in 2005 increased the loss ratio for 2005 2.6 points. There were no purchase accounting adjustments that impacted the loss ratio for

2006. The release of prior year loss reserves in 2006 and 2005 decreased the loss ratios for 2006 and 2005 2.8 points and 0.3 points, respectively. The release of prior year reserves in 2005 does not include $5.8 million of negative development for the Penn-America Group that was related to prior years. We did not own the Penn-America Group prior to 2005. All prior year development related to the Penn-America Group’s 2005 results is included in current year loss and loss adjustment expenses. Catastrophe losses for Hurricanes Katrina, Rita, and Wilma in 2005 increased the loss ratio for 2005 1.9 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophe losses for Hurricanes Katrina, Rita, and Wilma in 2005, the loss ratio increased from 56.4% for 2005 to 58.5% for 2006 primarily due to an increase in our Specialty Wholesale loss ratios and Small Business casualty loss ratio.

In total 1,659 claims have been reported for hurricanes Katrina, Rita, and Wilma. 60 claims remain open as of February 22, 2007.

For a description of our catastrophe reinsurance agreements and our coverage under those agreements, see the “Reinsurance of Underwriting Risk” section in Item 1 of Part I of this report.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $173.7 million for 2006, compared with $144.1 million for 2005, an increase of $29.6 million or 20.5%. Purchase accounting resulting from the merger with Penn-America Group, Inc. caused the acquisition costs for 2005 to be $21.5 million lower than what they would have been. Excluding the purchase accounting adjustment, acquisition costs increased $8.7 million. The increase in acquisition costs is primarily the result of increased earned premium. 2006 results include Penn-America for a full year. For 2005, the results of Penn-America are only included from the date of its acquisition, January 24, 2005. Other underwriting expenses decreased $0.7 million.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and other expenses which are not directly related to operations. Corporate and other operating expenses were $16.5 million for 2006, compared with $14.8 million for 2005, an increase of $1.7 million or 11.5%. 2005 corporate expenses include a gain on the extinguishment of debt of $1.3 million. The gain was recorded as a result of the prepayment of $72.8 million in principal and related interest under senior notes issued by Wind River Investment Corporation (“Wind River”) to the Ball family trusts in September 2003. Excluding the effect of this 2005 gain, corporate and other operating expenses for 2006 increased $0.4 million compared to 2005.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 31.8% for 2006, compared with 30.3% for 2005. Purchase accounting adjustments in 2005 decreased the expense ratio for 2005 2.9 points. There were no purchase accounting adjustments that impacted the expense ratio for 2006. Excluding the impact of purchase accounting adjustments, the expense ratio decreased from 33.2% for 2005 to 31.8% for 2006 primarily due to reductions in commissions and other underwriting expenses as a percentage of earned premium.

Our combined ratio was 87.5% for 2006, compared with 90.9% for 2005. Purchase accounting adjustments in 2005 decreased the combined ratio for 2005 0.3 points. There were no purchase accounting adjustments that impacted the combined ratio for 2006. The release of prior year loss reserves in 2006 and 2005 decreased the combined ratio for 2006 and 2005 2.8 points and 0.3 points respectively. Catastrophe losses for Hurricanes Katrina, Rita, and Wilma in 2005 increased the combined ratio for 2005 2.0 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophes losses for Hurricanes Katrina, Rita, and Wilma in 2005, the combined ratio increased from 89.6% for 2005 to 90.3% for 2006 primarily due to an increase in our Small Business casualty loss ratio offset by reductions in commission and other underwriting expenses as a percentage of earned premium.

Interest Expense

Interest expense was $11.4 million for 2006, compared with $9.4 million for 2005, an increase of $2.0 million or 20.8%. This increase is primarily due to increases in interest rates on the junior subordinated debt and interest expense on the $90.0 million private placement debt, which was borrowed on July 20, 2005, offset by a decrease in interest expense related to the retirement of $72.8 million of the Ball family trust senior notes, which were retired on that same date. The interest rate charged on our junior subordinated debt is tied to the three month LIBOR rate. The three month LIBOR rate was 5.36% and 4.54% at December 31, 2006 and 2005, respectively. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information regarding these notes.

Income Tax Expense (Benefit)

Income tax expense relating to continuing operations was $18.1 million for 2006, compared with $3.0 million for 2005. See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax expense between periods. The increase in tax expense is due to the release of prior year loss reserves, a reduction in our reinsurance reserve allowance, ceding commission changes on treaties between our U.S. Insurance Operations and Wind River Reinsurance, and the shift of $194.0 million of tax free investments to taxable investments. Our pretax income was $106.5 million and $66.6 million for 2006 and 2005, respectively.

Our AMT credit carryforward as of December 31, 2006 and 2005 was $2.8 million and $13.0 million, respectively. The carryforward can be carried forward indefinitely. The carryforward decreased as a result of the release of prior year loss reserves, the gain on the sale of substantially all of the assets of our Agency Operations, and the shift of $194.0 million of tax-free investments to taxable investments.

Equity in Net Income of Partnerships

Equity in net income of partnerships was $1.0 million for 2006, compared with $1.1 million for 2005, a decrease of $0.1 million. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.

Discontinued Operations

Discontinued operations consists of the net results of operations of our Agency Operations segment, including the gain on the sale of substantially all of the assets of our Agency Operations. Income from discontinued operations, net of tax was $10.0 million for 2006, compared with a loss of $0.5 million for 2005, an increase of $10.5 million. The increase is primarily due to the gain on the sale of assets of $9.4 million.

Extraordinary Gain

The extraordinary gain of $1.4 million for 2005 represents the recognition of tax benefits derived from acquisition costs incurred in connection with the Wind River Acquisition in 2003, a portion of which are currently considered to be deductible for federal tax purposes.

Net Income and Operating Income

The factors described above resulted in net income of $99.4 million for 2006, compared with net income of $65.6 million for 2005, an increase of $33.8 million or 51.6%. Operating income was $90.4 million for 2006, compared with operating income of $64.0 million for 2005, an increase of $26.4 million or 41.2%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax net realized investment gains (losses), less the after-tax gain and one-time charges from discontinued operations, less any after-tax extraordinary gains or losses.

A reconciliation of operating income to net income for 2006 and 2005 is as follows:

(Dollars in thousands)	2006	2005

Operating income	$90,430	$64,040

Adjustments:
Net realized investment gains (losses), net of tax	(425)	127
Extraordinary gain in connection with the Wind River Acquisition in 2003	—	1,426
Gain on the sale of Agency Operations’ assets, net of tax	9,413	—

Net income	$99,418	$65,593

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $622.9 million for 2005, compared with $409.1 million for 2004, an increase of $213.8 million or 52.3%.

A breakdown of gross premiums written by business classification is as follows:

			Increase /
(Dollars in thousands)	2005	2004	(Decrease)

Small Business	$381,567	$125,917	$255,650
Program(1)	225,152	275,105	(49,953)
Specialty Wholesale	16,159	8,051	8,108

Total	$622,878	$409,073	$213,805

(1)	This business classification includes gross written premiums of the Non-U.S. Insurance Operations of $2.5 million and $1.3 million for 2005 and 2004, respectively.

•	Small Business gross premiums written increased $255.7 million primarily as a result of the merger with Penn-America Group, Inc.

•	Program gross premiums written decreased $50.0 million primarily due to a decline in professional and umbrella premium and the termination of several heavily reinsured programs.

•	Specialty Wholesale gross premiums written increased $8.1 million due to growth in property brokerage premium.

Net premiums written, which equal gross premiums written less ceded premiums written, were $519.7 million for 2005, compared with $280.2 million for 2004, an increase of $239.5 million or 85.5%. The ratio of net premiums written to gross premiums written was 83.4% for 2005 and 68.5% for 2004.

A breakdown of net premiums written by business classification is as follows:

			Increase /
(Dollars in thousands)	2005	2004	(Decrease)

Small Business	$342,092	$114,324	$227,768
Program(1)	163,962	159,392	4,570
Specialty Wholesale	13,679	6,492	7,187

Total	$519,733	$280,208	$239,525

(1)	This business classification includes net premiums written of the Non-U.S. Insurance Operations of $2.2 million and $1.1 million for 2005 and 2004, respectively.

•	Small Business net premiums written increased $227.8 million primarily as a result of the merger with Penn-America Group, Inc.

•	Program net premiums written increased $4.6 million primarily due to growth in professional lines premium.

•	Specialty Wholesale net premiums written increased $7.2 million primarily due to growth in property brokerage premium.

Net premiums earned were $475.4 million for 2005, compared with $230.1 million for 2004, an increase of $245.3 million or 106.6%. Net premiums earned for 2005 are net of $1.8 million of ceded premium to purchase second event catastrophe coverage as a result of Katrina. Net premiums earned increased for the reasons noted above in net premiums written.

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $47.1 million for 2005, compared with $20.2 million for 2004, an increase of $26.9 million or 133.7%.

•	Gross investment income, excluding realized gains and losses, was $53.0 million for 2005, compared with $24.3 million for 2004, an increase of $28.7 million or 117.8%. The increase was primarily due to additional investment income in 2005 from the Penn-America Group of $16.1 million and an increase in income related to limited partnership investments of $3.3 million. Cash and invested assets grew to $1,419.6 million as of December 31, 2005, from $924.3 million as of December 31, 2004, an increase of $495.3 million.

•	Investment expenses were $5.9 million for 2005, compared with $4.2 million for 2004, an increase of $1.7 million or 41.0%. The increase was largely due to additional investment expenses in 2005 from the merger with the Penn-America Group, Inc. and an increase in reinsurance trust maintenance fees.

The average duration of our bonds increased to 4.1 years as of December 31, 2005 from 3.8 years as of December 31, 2004 due to purchases of bonds with longer durations. Our embedded pre-tax book yield on our fixed income investments was 4.36% at December 31, 2005, compared with 4.16% at December 31, 2004.

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

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $288.1 million for 2005, compared with $133.8 million for 2004, an increase of $154.3 million or 115.3%. The loss ratio for 2005 was 60.6% compared with 58.2% for 2004. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Purchase accounting adjustments in 2005 and 2004 increased the 2005 and 2004 loss ratios 2.6 points and 1.1 points, respectively. The release of prior year loss reserves in 2005 and 2004 decreased the loss ratios for 2005 and 2004 0.3 points. Catastrophe losses for Hurricanes Katrina, Rita, and Wilma in 2005 increased the loss ratio for 2005 1.9 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophes losses for Hurricanes Katrina, Rita, and Wilma in 2005, the loss ratio decreased from 57.4% for 2004 to 56.4% for 2005. The decrease in the loss ratio was primarily driven by an improvement in our loss experience resulting from rate increases implemented in 2004.

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

For a description of our catastrophe reinsurance agreements and our coverage under those agreements, see the “Reinsurance of Underwriting Risk” section in Item 1 of Part I of this report.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $144.1 million for 2005, compared with $69.8 million for 2004, an increase of $74.3 million or 106.6%. This increase is primarily due to a $76.6 million increase in acquisition costs, which was primarily the result of additional costs in 2005 from the merger with Penn-America Group, Inc.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and other expenses which are not directly related to operations. Corporate and other operating expenses were $14.8 million for 2005, compared with $11.6 million for 2004, an increase of $3.2 million. 2005 corporate expenses include a gain on the extinguishment of debt of $1.3 million. The gain was recorded as a result of the prepayment of $72.8 million in principal and related interest under senior notes issued by Wind River to the Ball family trusts in September 2003. Excluding the effect of this 2005 gain, corporate and other operating expenses for 2005 increased $4.5 million compared to 2004 due to an increase in corporate expenses.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 30.3% for both 2005 and 2004. Purchase accounting adjustments in 2005 decreased the 2005 expense ratio 2.9 points, and purchase accounting adjustments in 2004 increased the 2004 expense ratio 0.1 points. Excluding the impact of purchase accounting adjustments in 2005 and 2004, the expense ratio increased from 30.2% for 2004 to 33.2% for 2005 primarily due to the factors noted above.

Our combined ratio was 90.9% for 2005, compared with 88.5% for 2004. Purchase accounting adjustments in 2005 decreased the combined ratio for 2005 0.3 points, and purchase accounting adjustments in 2004 increased the combined ratio for 2004 1.2 points. The release of prior year loss reserves in 2005 and 2004 decreased the combined ratios for 2005 and 2004 0.3 points. Catastrophe losses for Hurricanes Katrina, Rita, and Wilma in 2005 increased the combined ratio for 2005 1.9 points. Excluding the impact of purchase accounting adjustments in 2005 and 2004, the release of prior year loss reserves, and catastrophes losses for Hurricanes Katrina, Rita, and Wilma in 2005, the combined ratio increased from 87.6% for 2004 to 89.6% for 2005 primarily due to the elimination of several heavily reinsured programs in our Program line.

Interest Expense

Interest expense was $9.4 million for 2005, compared with $5.5 million for 2004, an increase of $3.9 million or 70.8%. This increase is primarily due to additional interest expense in 2005, which resulted from borrowing an additional $90.0 million at an interest rate of 6.22%, additional debt of $36.6 million from the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc., and the increase in market interest rates, which increased interest expense on our variable rate trust preferred securities, partially offset by paying off the $72.8 million in senior notes held by the Ball family trusts, which had an interest rate of 5.00%. The interest charged on our junior subordinated debt is tied to the three month LIBOR rate. The three month LIBOR rate was 4.54% and

2.56% as of December 31, 2005 and 2004, respectively. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information regarding these notes.

Income Tax Expense (Benefit)

Income tax expense relating to continuing operations was $3.0 million for 2005, compared with a benefit of $2.0 million for 2004. See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax expense between periods. Our pretax income was $66.6 million and $32.3 million for 2005 and 2004, respectively.

Our AMT credit carryforward as of December 31, 2005 was $13.0 million. Subject to statutory limitations, the carryforward can be carried forward indefinitely. (The AMT credit carryforward has subsequently been reduced to $2.8 million as of December 31, 2006.)

Equity in Net Income of Partnerships

Equity in net income of partnerships was $1.1 million for 2005, compared with $1.5 million for 2004, a decrease of $0.4 million or 29.0%. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.

Discontinued Operations

Discontinued operations consists of the net results of operations of our Agency Operations segment, the assets of which were substantially sold in 2006. Loss from discontinued operations, net of tax was $0.5 million for 2005.

Extraordinary Gain

The extraordinary gains of $1.4 million and $1.2 million for 2005 and 2004, respectively, represent the recognition of tax benefits derived from acquisition costs incurred in connection with the Wind River Acquisition in 2003, which are currently considered to be deductible for federal tax purposes.

Net Income and Operating Income

The factors described above resulted in net income of $65.6 million for 2005, compared with net income of $37.0 million for 2004, an increase of $28.6 million or 77.1%. Operating income was $64.0 million for 2005, compared with operating income of $34.0 million for 2004, an increase of $30.0 million or 87.7%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax net realized investment gains (losses), less the after-tax gain and one-time charges from discontinued operations, less any after-tax extraordinary gains or losses.

A reconciliation of operating income to net income for 2005 and 2004 is as follows:

	2005	2004
(Dollars in thousands)

Operating income	$64,040	$34,112

Adjustments:
Net realized investment gains (losses), net of tax	127	1,740
Extraordinary gain in connection with the Wind River Acquisition in 2003	1,426	1,195

Net income	$65,593	$37,047

Liquidity and Capital Resources

Sources and Uses of Funds

United America Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company,

United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Reinsurance, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and Penn Independent Corporation.

United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including corporate expenses, includes dividends and other permitted disbursements from Wind River Reinsurance, which in turn is largely dependent on dividends and other payments from the Luxembourg Companies, the United National Insurance Companies, and the Penn-America Insurance Companies. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, commissions, investment income and proceeds from sales and redemptions of investments. Funds are used principally to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity currently has no planned capital expenditures that could have a material impact on its long-term liquidity needs.

The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. In 2006, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $31.0 million and $11.0 million, respectively. For 2007, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $65.3 million. For 2007, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $19.6 million, including $6.4 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2006 ownership percentages.

For 2007, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of United America Indemnity, Ltd. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2006 statutory financial statements that will be filed in 2007, Wind River Reinsurance could pay a dividend of up to $200.4 million without requesting BMA approval.

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

Our reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that we collect premiums, net of commission, in advance of losses paid;

•	the timing of our settlements with our reinsurers; and

•	the timing of our loss payments.

Net cash was provided by operating activities in 2006, 2005, and 2004 of $181.3 million, $164.5 million and $61.5 million, respectively. In 2006, we were able to realize a net increase in operating cash flows of approximately $16.8 million primarily as a result of the following:

•	an increase in net premiums collected of $29.6 million, offset by an increase in net losses paid of $32.9 million and a decrease in acquisition costs and other underwriting expenses of $4.7 million;

•	an increase in net investment income collected of $19.4 million; and

•	an increase in interest paid of $3.7 million.

In 2005, we were able to realize a net increase in operating cash flows of approximately $103.0 million primarily as a result of the following:

•	an increase in net premiums collected of $278.4 million, offset by an increase in net losses paid of $102.0 million and an increase in acquisition costs and other underwriting expenses of $88.4 million;

•	an increase in net investment income collected of $33.5 million; and

•	an increase in income tax expenses of $9.8 million.

In 2005, we merged with Penn-America Group, Inc. and purchased Penn Independent Corporation. 2004 does not include cash flows from those operations.

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning our investing and financing activities.

Liquidity

Each company in our U.S. Insurance Operations and our Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At December 31, 2006, United America Indemnity had cash and cash equivalents of $273.7 million.

The United National Insurance Companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata among the members of the group. United National Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premium that are ceded to United National Insurance Company by the other companies in the group must be collateralized. To satisfy this requirement, United National Insurance Company has set up custodial trust accounts on behalf of the other group members. The state insurance departments that regulate the parties to the intercompany pooling agreements also require United National Insurance Company to place assets on deposit subject to trust agreements for the protection of other group members.

There are two intercompany pooling agreements in place for the United National Insurance Companies. The first pooling agreement governs policies that were written prior to July 1, 2002. The second pooling agreement governs policies that are written on or after July 1, 2002. The method by which intercompany reinsurance is ceded is different for each pool. In the first pool, the United National Insurance Companies cede all business to United National Insurance Company. United National Insurance Company cedes in turn to external reinsurers. The remaining net premiums retained are allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first cedes to external reinsurers. The remaining net is ceded to United National Insurance Company where the net premiums written of the group are pooled and reallocated to the group based on their respective participation percentages. The second pool requires less collateral by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only has to fund the portion that is ceded to it after cessions have occurred with external reinsurers. United National Insurance Company retains 80.0% of the risk associated with each pool.

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

Our Non-U.S. Insurance Operations commenced offering reinsurance to the United National Insurance Companies in January 2004 through a quota share arrangement. This reinsurance arrangement resulted in 45% and 15% of our net retained insurance liability on new and renewal business bound January 1, 2004 through April 30, 2004 being ceded to Wind River Barbados and Wind River Bermuda, respectively. Wind River Barbados and Wind River Bermuda are unauthorized reinsurers. As a result, any losses and unearned premium that are ceded to Wind River Barbados and Wind River Bermuda by the United National Insurance Companies must be collateralized. To satisfy this requirement, Wind River Barbados and Wind River Bermuda have set up custodial trust accounts on behalf of each of the United National Insurance Companies. The agreement also stipulated that 45% and 15% of the United National Insurance Companies’ December 31, 2003 net unearned premium be ceded to Wind River Barbados and Wind River Bermuda, respectively.

This quota share arrangement was modified as of May 1, 2004. The new arrangement stipulated that 60% of the United National Insurance Companies’ net retained insurance liability on new and renewal business bound May 1, 2004 and later be ceded to Wind River Bermuda. The modified arrangement also stipulated that 60% of the United National Insurance Companies’ April 30, 2004 unearned premium be ceded to Wind River Bermuda. Also, as a result of the modification, none of the net retained liability on new and renewal business bound May 1, 2004 and later by the United National Insurance Companies was directly assumed by Wind River Barbados.

On February 1, 2005, the Non-U.S. Insurance Operations commenced providing reinsurance to the Penn-America Insurance Companies through a quota share arrangement. This reinsurance arrangement resulted in 30% of Penn-America Insurance Companies’ net retained insurance liability on new and renewal business bound after February 1, 2005 being ceded to Wind River Bermuda. The agreement also stipulated that 30% of Penn-America Insurance Companies’ February 1, 2005 net unearned premium be ceded to Wind River Bermuda.

As part of the amalgamation of our Non-U.S. Insurance Operations, each of the aforementioned quota share agreements was assumed by Wind River Reinsurance.

Effective January 1, 2007, each of the quota share agreements was terminated and consolidated into a single quota share reinsurance agreement. Under this new agreement, our U.S. Insurance Operations have agreed to cede 50% of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007 to Wind River Reinsurance. Wind River Reinsurance is an unauthorized reinsurer. As a result, any losses and unearned premium that are ceded to Wind River Reinsurance by the U.S. Insurance Operations must be collateralized. To satisfy this requirement, Wind River Reinsurance has set up custodial trust accounts on behalf of the U.S. Insurance Operations.

Wind River Reinsurance has established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Subsidiaries. We invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that Wind River Reinsurance will have sufficient liquidity to pay claims prospectively.

All trusts that we are required to maintain as a result of the above mentioned pooling agreements and quota share arrangements are adequately funded.

In 2007, we expect that, in the aggregate, our U.S. Insurance Operations and our Reinsurance Operations will have positive cash flow and will have sufficient liquidity to pay claims. We monitor our portfolios to assure liability and investment durations are closely matched.

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

Capital Resources

In July 2005, United America Indemnity Group, Inc. (“United America Indemnity Group”) sold $90.0 million of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to repay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.

In conjunction with the issuance of these senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these payments of $1.3 million was recorded as a gain on the early extinguishment of debt in 2005.

U.A.I. (Luxembourg) Investment S.à r.l. holds promissory notes of $175.0 million and $110.0 million from United America Indemnity Group which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. Interest on these notes is paid annually.

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à r.l. (“UAI Luxembourg Investment”) loaned $6.0 million to United America Indemnity, Ltd. The loan has been and will be used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. United America Indemnity, Ltd. is dependent on its subsidiaries to pay it dividends and its operating expenses. We anticipate that Wind River Reinsurance will begin to pay dividends to United America Indemnity, Ltd. during 2007.

United America Indemnity Group has no income producing operations. The ability of United America Indemnity Group to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.

Our business trust subsidiaries have issued floating rate capital and floating rate common securities. A summary of the terms related to these securities is as follows:

Issuer	Amount	Maturity	Interest Rate	Call Provisions

AIS through its wholly owned subsidiary UNG Trust I	$10.0 million issued September 30, 2003	September 30, 2033	Payable quarterly at the three month London Interbank Offered Rate (‘‘LIBOR”) plus 4.05%	At par after September 30, 2008
AIS through its wholly owned subsidiary UNG Trust II	$20.0 million issued October 29, 2003	October 29, 2033	Payable quarterly at the three month LIBOR plus 3.85%	At par after October 29, 2008
PAGI through its wholly owned subsidiary Penn Trust I	$15.0 million issued December 4, 2002	December 4, 2032	Payable quarterly at the three month LIBOR plus 4.0%(1)	At par after December 4, 2009
PAGI through its wholly owned subsidiary Penn Trust II	$15.0 million issued May 15, 2003	May 15, 2033	Payable quarterly at the three month LIBOR plus 4.1%	At par after May 15, 2008

(1)	To protect against increases in interest rates, we have a fixed rate interest rate swap on these securities that locks the interest at an annual rate of 7.4%. The swap agreement expires on December 4, 2007.

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

We are party to a Management Agreement, as amended, with Fox Paine & Company, whereby in connection with certain management services provided to us by Fox Paine & Company, we agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. The last annual management fee of $1.5 million was paid to Fox Paine & Company on November 8, 2006. The next annual management fee payment of $1.5 million is payable on November 1, 2007.

United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no outstanding borrowings against this line of credit as of December 31, 2006.

Contractual Obligations

We have commitments in the form of operating leases, revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2006, contractual obligations related to United America Indemnity’s commitments, including any principal payments, were as follows:

		Payment Due by Period
		1 Year	2 to 3 Years	4 to 5 Years	6 Years
	Total	1/1/07-12/31/07	1/1/08-12/31/09	1/1/09-12/31/11	and Later
(Dollars in thousands)

Operating leases(1)	$18,481	$3,026	$5,455	$4,907	$5,093
Commitments to fund limited partnerships	4,111	4,111	—	—	—
Senior notes(2)	129,186	5,598	11,196	29,196	83,196
Junior subordinated debentures(3)	215,602	5,784	11,568	11,568	186,682
Revolving line of credit	1,534	1,534	—	—	—
Term Loans	3,211	584	1,114	1,037	476
Unpaid losses and loss adjustment expenses obligations(4)	1,702,010	457,112	588,984	315,977	339,937

Total	$2,074,135	$477,749	$618,317	$362,685	$615,384

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(2)	On July 20, 2005, United America Indemnity Group sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to prepay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd. Proceeds from the notes were used to prepay $72.8 million in principal together with related interest due as of July 20, 2005 under senior notes issued by Wind River to the Ball family trusts in September 2003. The terms of the prepayment agreement required the Ball family trusts to reimburse Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that

United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these reimbursements of $1.3 million was recorded as a gain on the early extinguishment of debt.

(3)	See discussion in “Capital Resources.”

(4)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from our reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Capital Resources” section of “Liquidity and Capital Resources.”

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

Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, foreign exchange rates and commodity prices. Our consolidated balance sheet includes the estimated fair values of assets that are subject to market risk. Our primary market risks are interest rate risk and credit risks associated with investments in fixed maturities and equity price risk associated with investments in equity securities. Each of these risks is discussed in more detail below. We have no foreign exchange or commodity risk.

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

As of December 31, 2006, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
		Market Value
Basis Point Change	Market Value	$	%
(Dollars in thousands)

(200)	$1,332,927	$86,243	6.9%
(100)	1,291,381	44,697	3.6%
No change	1,246,684	—	0.0%
100	1,200,127	(46,557)	(3.7)%
200	1,151,314	(95,370)	(7.6)%

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

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of December 31, 2006, $642.9 million of collateral was held in trust to support the reinsurance receivables.

Equity Price Risk

The objective for our equity portfolio is to provide a total rate of return that exceeds the Russell 1000 Value index over the long run, with an overweighting towards dividend paying equities. Further, the equity portfolio will hold a high percentage of securities issued by companies with a significant historical record of having paid and increased their annual dividends. The equity portfolio will also be managed with a focus on tax-efficiency. Our equity strategy is based on the view that our core holdings should be a conservative, broadly diversified portfolio comprised of domestic large capitalization common stocks.

Seeking active returns, exclusively from stock selection means that we minimize all other portfolio risk for which we believe an investor is not adequately compensated, which includes market timing and sector, capitalization, and style biases. As part of our strategy, stocks are sold when their risk/return profile is no longer attractive.

We compare the results of our equity portfolio to the Russell 1000 Value Index, which is our benchmark index. To protect against equity price risk, the sector exposures within our equity portfolio closely correlate to the sector exposures within the Russell 1000 Value Index. In 2006, our common stock portfolio had a return of 21.67%, not including investment advisor fees, compared to the Russell 1000 Value Index which had a return of 22.24%.

The carrying values of investments subject to equity price risk are based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and thus the amount realized in the subsequent sale of an investment may differ from the reported market value. Fluctuation in the market price of a security results from perceived changes in the underlying economic makeup of a stock, the price of alternative investments and overall market conditions.

As of December 31, 2006, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10%, and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

		Hypothetical
	Estimated Fair Value	Percentage Increase
	after Hypothetical	(Decrease) in
Hypothetical Price Change	Change in Prices	Shareholders’ Equity
(Dollars in thousands)

(20)%	$60,298	(1.3)%
(10)%	67,835	(0.6)%
No change	75,372	—
10%	82,909	0.6%
20%	90,446	1.3%

Item 8.  Financial Statements and Supplementary Data

UNITED AMERICA INDEMNITY, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of United America Indemnity, Ltd.:

We have completed integrated audits of United America Indemnity, Ltd.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United America Indemnity, Ltd. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Controls over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 16, 2007

UNITED AMERICA INDEMNITY, LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
(In thousands, except share amounts)
ASSETS
Bonds:
Available for sale, at fair value (amortized cost: $1,253,016 and $1,092,137)	$1,246,684	$1,085,624
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $3,991 and $6,563)	4,369	6,400
Common stocks:
Available for sale, at fair value (cost: $57,351 and $56,654)	71,003	59,602
Other invested assets
Available for sale, at fair value (cost: $24,712 and $25,942)	60,863	52,427

Total investments	1,382,919	1,204,053
Cash and cash equivalents	273,745	215,511
Accounts receivable	8,579	24,235
Agents’ balances, net	86,409	78,669
Reinsurance receivables	982,502	1,278,156
Accrued investment income	13,150	12,260
Federal income taxes receivable	—	415
Deferred federal income taxes	12,661	21,646
Deferred acquisition costs	60,086	59,339
Goodwill	84,246	101,854
Intangible assets	23,528	30,852
Prepaid reinsurance premiums	38,335	41,688
Other assets	18,456	33,324

Total assets	$2,984,616	$3,102,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$1,702,010	$1,914,224
Unearned premiums	283,265	272,552
Federal income taxes payable	379	—
Amounts held for the account of others	15,491	22,781
Ceded balances payable	16,235	22,895
Insurance premiums payable	1,797	25,252
Contingent commissions	8,629	11,061
Senior notes payable	90,000	90,000
Junior subordinated debentures	61,857	61,857
Notes and loans payable	4,382	6,455
Other liabilities	37,301	34,936

Total liabilities	2,221,346	2,462,013

Commitments and contingencies (Note 12)	—	—
Minority interest	—	62
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,507,919 and 23,868,402 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	515,357	504,541
Accumulated other comprehensive income, net of taxes	22,580	9,471
Retained earnings	225,329	125,911

Total shareholders’ equity	763,270	639,927

Total liabilities and shareholders’ equity	$2,984,616	$3,102,002

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
(In thousands, except shares and per share data)

Revenues:
Gross premiums written	$652,965	$622,878	$409,073

Net premiums written	$560,535	$519,733	$280,208

Net premiums earned	$546,469	$475,430	$230,140
Net investment income	66,538	47,118	20,165
Net realized investment (losses) gains	(570)	554	2,677

Total revenues	612,437	523,102	252,982
Losses and Expenses:
Net losses and loss adjustment expenses	304,355	288,124	133,838
Acquisition costs and other underwriting expenses	173,686	144,070	69,750
Provision for doubtful reinsurance receivables	—	50	—
Corporate and other operating expenses	16,515	14,810	11,552
Interest expense	11,393	9,435	5,523

Income before income taxes	106,488	66,613	32,319
Income tax expense (benefit)	18,064	3,017	(1,995)

Income before minority interest and equity in net income of partnerships	88,424	63,596	34,314
Minority interest, net of taxes	—	19	—
Equity in net income of partnerships	1,026	1,092	1,538

Income before discontinued operations	89,450	64,707	35,852
Discontinued operations, net of taxes	9,968	(540)	—

Income before extraordinary gain	99,418	64,167	35,852
Extraordinary gain	—	1,426	1,195

Net income	$99,418	$65,593	$37,047

Per share data:
Income from continuing operations:	$89,450	$64,707	35,852

Basic	$2.43	$1.80	$1.27

Diluted	$2.41	$1.76	$1.24

Discontinued operations:	$9,968	$(540)	35,852

Basic	$0.27	$(0.01)	$—

Diluted	$0.27	$(0.01)	$—

Extraordinary gain	$—	$1,426	$1,195

Basic	$—	$0.04	$0.04

Diluted	$—	$0.04	$0.04

Net income available to common shareholders	$99,418	$65,593	$37,047

Basic	$2.70	$1.83	$1.31

Diluted	$2.68	$1.79	$1.28

Weighted-average number of shares outstanding
Basic	36,778,276	35,904,127	28,259,173

Diluted	37,157,783	36,589,902	28,836,195

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2006	2005	2004
(In thousands)

Net income	$99,418	$65,593	$37,047

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	12,684	(5,909)	7,216
Less: Reclassification adjustment for (losses) gains included in net income	(425)	127	1,740

Other comprehensive income (loss), net of tax	13,109	(6,036)	5,476

Comprehensive income, net of tax	$112,527	$59,557	$42,523

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Changes in Shareholders’ Equity

	Years Ended December 31,
	2006	2005	2004
(In thousands, except share amounts)

Class A common shares:
Number at beginning of period	23,868,402	15,585,653	15,115,003
Common shares issued in merger	—	7,930,536	—
Common shares issued (retired) under share incentive plan	616,297	322,479	(200)
Common shares issued in IPO	—	—	462,500
Common shares issued to directors	20,720	29,734	8,350

Number at end of period	24,505,419	23,868,402	15,585,653

Class B common shares:
Number at beginning of period	12,687,500	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500	12,687,500

Class A common shares:
Balance at beginning of period	$3	$2	$2
Common shares issued	—	1	—

Balance at end of period	$3	$3	$2

Class B common shares:
Balance at beginning of period	$1	$1	$1

Balance at end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$504,541	$356,725	$347,487
Contributed capital from Class A common shares	1,000	142,925	7,312
Share compensation plans	9,816	5,865	1,926
Other	—	(974)	—

Balance at end of period	$515,357	$504,541	$356,725

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$9,471	$15,507	$10,031
Other comprehensive income (loss)	13,109	(6,036)	5,476

Balance at end of period	$22,580	$9,471	$15,507

Retained earnings:
Balance at beginning of period	$125,911	$60,318	$23,271
Net income	99,418	65,593	37,047
Preferred share dividends	—	—	—

Balance at end of period	$225,329	$125,911	$60,318

Total shareholders’ equity	$763,270	$639,927	$432,553

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
(In thousands)

Cash flows from operating activities:
Net income	$99,418	$65,593	$37,047
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of debt issuance costs	248	217	180
Amortization and depreciation	1,738	1,921	—
Restricted stock and stock option expense	4,810	4,825	652
Extraordinary gain	—	(1,426)	(1,195)
Gain on disposal of assets	(9,413)	—	—
Impairment losses recognized	36	—	—
Deferred federal income taxes	8,606	(2,222)	(2,101)
Amortization of bond premium and discount, net	2,421	6,593	3,009
Net realized investment losses (gains)	570	(554)	(2,677)
Equity in income of partnerships	(1,026)	(1,111)	(1,538)
Changes in:
Agents’ balances	(7,740)	(8,843)	15,242
Accounts receivable	20,444	13,063	—
Reinsurance receivable	295,654	297,615	231,125
Unpaid losses and loss adjustment expenses	(212,214)	(197,478)	(183,250)
Unearned premiums	10,713	36,108	(25,242)
Ceded balances payable	(6,660)	(7,132)	(37,178)
Insurance premiums payable	(23,455)	(19,109)	—
Other assets and liabilities, net	6,376	(10,420)	(19,057)
Amounts held for the account of others	(7,290)	12,424	(9,967)
Contingent commissions	(2,432)	60	(679)
Federal income tax receivable	(1,558)	(610)	4,345
Prepaid reinsurance premiums	3,353	8,194	75,313
Deferred acquisition costs, net	(1,201)	(30,178)	(21,154)
Other — net	(618)	(3,006)	(1,347)

Net cash provided by operating activities	180,780	164,524	61,528

Cash flows from investing activities:
Proceeds from sale of bonds	340,139	371,712	298,444
Proceeds from sale of equity securities	36,882	76,071	31,616
Proceeds from maturity of bonds	134,337	57,809	20,965
Proceeds from sale of other invested assets	1,832	12,662	2,312
Purchase of bonds	(638,475)	(588,037)	(357,141)
Purchase of equity securities	(35,453)	(74,858)	(33,036)
Purchase of other invested assets	(41)	(936)	(2,434)
Disposition of subsidiary	34,300	(1,249)	—
Acquisition of business, net of cash acquired	—	(58,762)	—

Net cash used for investing activities	(126,479)	(205,588)	(39,274)

Cash flows from financing activities:
Net proceeds from issuance of common shares	1,000	—	7,312
Borrowings under credit facility	3,827	4,466	—
Repayments of credit facility	(5,175)	(5,238)	—
Proceeds from exercise of stock options	4,575	2,082	—
Excess tax benefit from share-based compensation plan	431	—	—
Dividends paid to minority shareholders	—	(22)	—
Issuance of senior notes payable	—	90,000	—
Retirement of senior notes payable to related party	—	(72,848)	—
Retirement of debt	(725)	(732)	—

Net cash provided by financing activities	3,933	17,708	7,312

Net change in cash and cash equivalents	58,234	(23,356)	29,566
Cash and cash equivalents at beginning of period	215,511	238,867	209,301

Cash and cash equivalents at end of period	$273,745	$215,511	$238,867

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation and Basis of Presentation

United America Indemnity, Ltd. (“United America Indemnity” or the “Company”), was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. On January 24, 2005, the Company changed its name from United National Group, Ltd. to United America Indemnity, Ltd. The Company’s Class A common stock is publicly traded on the NASDAQ Global Market. On March 14, 2005, the Company changed its trading symbol on the NASDAQ Global Market from “UNGL” to “INDM.”

The Company offers three general classes of insurance products in the excess and surplus lines marketplace: Small Business, which markets to small commercial businesses through a select network of general agents having specific binding authority; Program, which markets insurance products for targeted insured segments, including specialty products, such as professional lines through program administrators having specific binding authority; and Specialty Wholesale, which markets property, casualty, and professional brokerage products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia.

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

The consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), Penn-America Statutory Trust I (“Penn Trust I”) and Penn-America Statutory Trust II (“Penn Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $60.0 million in floating rate capital securities (“Trust Preferred Securities”) and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities.

In July 2005, Wind River Barbados, through a series of tax-exempt transactions, contributed the Company’s U.S. Subsidiaries to U.A.I. (Luxembourg) Investment S.à r.l.

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

Acquisition of Penn Independent Corporation

As stated in Note 4, the Company sold substantially all of the assets of its Agency Operations on September 30, 2006. This Note reflects the disclosures related to the purchase of Penn Independent and its subsidiaries.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 24, 2005, the Company acquired 100% of the voting equity interest of Penn Independent Corporation (together with its subsidiaries, “Penn Independent Group”), a wholesale insurance broker and underwriting manager for all types of commercial and industrial accounts, from Penn Independent Group’s shareholders for $98.5 million in cash. Penn Independent Group also owns, through its wholly owned subsidiary PIC Holdings, Inc., 30.5% of the voting equity interest of Penn-America Group, Inc. Upon the acquisition of Penn Independent Group, the Company also indirectly acquired Penn Independent Group’s shares of Penn-America Group, Inc. common stock. In accordance with the terms of the acquisition, $6.0 million of the purchase price was placed in escrow on January 24, 2005 to secure potential indemnification for pre-closing taxes and damages resulting from breach of warranties, representations or covenants due to the Company under the terms of the stock purchase agreement between the Company, Penn Independent Corporation, its former principal shareholders and Irvin Saltzman. All escrowed funds due to Irvin Saltzman have been released. The Company has filed no claims under the escrow agreement to date.

The $98.6 million purchase price, which includes transaction related expenses, was allocated to the acquired assets and liabilities which were adjusted to their estimated fair value. The transaction was accounted for using the purchase method of accounting. The $17.1 million excess of cash and acquisition costs over the estimated fair value of assets acquired was recognized as goodwill.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the merger of Penn-America Group, Inc., the assets and liabilities acquired by the Company were adjusted to fair value. Accordingly, the fair values of the reserve for unpaid losses and loss adjustment expenses and reinsurance receivables were estimated by (1) discounting the gross reserve for unpaid losses and loss adjustment expenses and reinsurance receivables, (2) applying a risk margin to the gross reserves and reinsurance receivables and (3) reducing gross reinsurance receivables by an amount equal to an estimate of potentially uncollectible reinsurance receivables as of the acquisition date. The factor (3) did not affect net reinsurance receivables materially because Penn-America Group, Inc. had recorded an allowance for uncollectible reinsurance, which was considered a reasonable estimate of the credit risk inherent in the reinsurance receivables as of the acquisition date.

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

	$25,412

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Summary of Significant Accounting Policies

Investments

The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The difference between amortized cost and fair value of these investments, excluding the derivative components of the Company’s convertible bond and preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the derivative components of the bonds is included in income.

At December 31, 2006, the Company held $22.1 million of convertible bonds and $4.4 million of convertible preferred stock. The convertible bonds include convertible options with a market value of $5.5 million and the convertible preferred stocks include convertible options with market value of $0.9 million. The change in the difference between the amortized cost and the market value of the options is included in income as a component of net realized investments gains/(losses). The Company realized a $1.6 million gain, a $1.2 million loss, and a $0.3 million gain for the years ended December 31, 2006, 2005, and 2004, respectively, due to market value changes related to options. See “New Accounting Pronouncements” below for a discussion of the impact of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” on accounting for the change in the difference between the amortized cost and the market value of the options.

The Company’s investments in other invested assets are comprised primarily of limited liability partnership interests. Partnership interests of 3% ownership or greater are accounted for using the equity method. The change in the difference between amortized cost and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. Partnership interests of less than 3% ownership are carried at their fair value. The change in the difference between amortized cost and fair value of partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. Several of the limited partnerships invest solely in securities that are publicly traded and are valued at the net asset value as reported by the investment manager. For the partnerships that do not invest solely in publicly traded securities, the fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period. The Company’s investments in other invested assets, including investments in several limited partnerships, were valued at $60.9 million and $52.4 million as of December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, respectively, the Company’s other invested assets portfolio included $14.6 million and $13.1 million in securities for which there is no readily available independent market price.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded the following other than temporary losses on its investment portfolio for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Bonds	$393	$—	$—
Preferred stock	167	—	—
Common stock	143	838	206

Total	$703	$838	$206

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

Other than its convertible bond and convertible preferred stock investments, the Company holds a single derivative instrument as of December 31, 2006, an interest rate swap, which is included in “Other assets” on the balance sheet. In accordance with SFAS 133, the interest rate swap is designated as a cash flow hedge, and is recorded on the balance sheet at fair value. Change in fair value is recorded in other comprehensive income and is reclassified to earnings in the same period during which the hedged item affects earnings.

The primary objective of the Company’s interest rate swap was to hedge risk arising from interest rate volatility related to $15.0 million of Trust Preferred Securities issued by Penn Trust I. The Company has designated the

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

By using derivative instruments, the Company is exposed to credit risk based on current market conditions and potential payment obligations between the Company and its counterparty. The Company has entered into the interest rate swap with a high credit quality counterparty, which is rated “A1” by Moody’s Investors Service Inc. (“Moody’s”). The Company’s interest rate swap contract is governed by an International Swaps and Derivatives Association Master Agreement, and includes provisions that require collateral to be pledged by the Company or its counterparty if the current value of the interest rate swap exceeds certain thresholds. As of December 31, 2006, no collateral was held by the Company’s counterparty.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all liquid instruments with an original maturity of three months or less to be cash equivalents. The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments. Generally, bank balances exceed federally insured limits. The carrying amount of cash and cash equivalents approximates fair value.

In 2006, the Company included uncashed checks in the Cash and cash equivalents line on the balance sheet, instead of the Other liabilities line where they had been included previously. As a result, the prior year balances of Cash and cash equivalents have been adjusted to conform to the current period presentation. The balances as of December 31, 2005 and 2004 have been reduced by $4.6 million and $3.3 million, respectively.

Valuation of Agents’ Balances and Accounts Receivable

The Company evaluates the collectibility of agents’ balances and accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific agent’s inability to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by the Company’s management to be collectible. No such instances occurred in 2006. For all remaining balances, allowances are recognized for bad debts based on historical statistics of the length of time the receivables are past due. The allowance for bad debts was $1.0 million and $0.6 million as of December 31, 2006 and 2005, respectively. For each of 2006 and 2005, there were net bad debts written off of $0.07 million.

Goodwill and Intangible Assets

Effective July 1, 2001, the Company’s predecessor adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On January 24, 2005, the Company recorded $102.0 million and $32.5 million of goodwill and intangible assets, respectively, as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc. Goodwill of $17.0 million and intangible assets of $5.8 million of the Company’s Agency Operations were netted against the gain on the sale of substantially all of the assets of the Company’s Agency Operations on September 30, 2006. These

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts represented the net book values of goodwill and intangible assets of Agency Operations as of the date of the sale. See Note 4 for details about this sale.

In accordance with SFAS 142, the Company tests for impairment of goodwill and other indefinite lived assets at least annually and more frequently as circumstances warrant and concluded that there was no impairment as of December 31, 2006.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is recognized only if the carrying amount of the intangible asset is considered not to be recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. No impairments of intangible assets that are not deemed to have indefinite life were recognized in the year ended December 31, 2006.

As of December 31, 2006, intangible assets are as follows:

			Accumulated
Description	Life	Cost	Amortization	Net
(Dollars in thousands)

Agency relationships	16 years	$15,012	$1,737	$13,275
Tradenames	Indefinite	5,000	—	5,000
State insurance licenses	Indefinite	5,000	—	5,000
Software technology	5 years	400	147	253

		$25,412	$1,884	$23,528

Amortization expense related to the Penn-America Group, Inc. merger for the years ended December 31, 2006 and 2005 was $1.0 million and $1.1 million, respectively. Amortization expense related to the Penn Independent Corporation acquisition for the years ended December 31, 2006 and 2005 was $0.5 million and $0.8 million, respectively.

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

During 2005, a provision for doubtful reinsurance receivables of $0.2 million was established by the Penn-America Insurance Companies. The need for an allowance for uncollectible reinsurance is based on the results of the Company’s regular review of collectibility of recorded reinsurance receivables due from its external reinsurers. During 2006, the Company decreased its uncollectible reinsurance reserve by $8.6 million due to (i) an A.M. Best rating upgrade of one of the reinsurers included in the Company’s reserve and (ii) continued collections and reductions of receivables from other reinsurers included in the reserve.

SFAS 113 requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction. The Company has evaluated its reinsurance contracts and concluded that each contract qualifies for reinsurance accounting treatment pursuant to SFAS 113.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred income tax assets, and accordingly, the Company has not established any valuation allowances.

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs for the years ended December 31, 2006, 2005, and 2004 was $145.7 million, $107.4 million, and $53.2 million, respectively.

Notes and Loans Payable

The carrying amounts reported in the balance sheet represent the outstanding balances and approximate fair value.

Insurance Premium Payables

The carrying amounts reported in the balance sheet approximate fair value.

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

Pursuant to FIN 46R, the Company does not consolidate its business trust subsidiaries, which in the aggregate issued $60.0 million of Trust Preferred Securities and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at December 31, 2006.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guaranty Fund Assessments

The U.S. Insurance Subsidiaries are subject to various state guaranty fund assessments, which enable states to provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expenses for guaranty fund and insurance-related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimable. As of December 31, 2006 and 2005, included in other liabilities in the consolidated balance sheets were $1.3 million and $1.6 million, respectively, of liabilities for state guaranty funds and other assessments. As of December 31, 2006 and 2005, included in other assets in the consolidated balance sheets were $0.5 million and $0.3 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force at the balance sheet date.

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

Stock Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123 “Accounting for Share-Based Compensation.” The Company adopted SFAS 123R effective January 1, 2006. See Note 14 for details.

Extraordinary Gain

The extraordinary gains of $1.4 million and $1.2 million for 2005 and 2004, respectively, represent the recognition of tax benefits derived from acquisition costs incurred in connection with the Company’s acquisition of Wind River Investment Corporation, which are currently considered to be deductible for federal tax purposes.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average common share equivalents outstanding, which include options and warrants and other equity awards.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which amends SFAS 133, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007. The impact of adopting this statement will be to decrease accumulated other comprehensive income by $0.3 million and increase retained earnings by $0.3 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. The provisions of SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact that this statement will have on its financial results and position.

4.	Sale of Agency Assets

On September 30, 2006, the Company sold to Brown & Brown, Inc., an unrelated third party, substantially all of the assets of its Agency Operations. The gain on the sale was $9.4 million, net of applicable taxes of $4.5 million. As part of the sale agreement, 10% of the cash payment is being held in escrow for a period of up to two years to cover indemnification obligations under the asset purchase agreement. As a result of this sale, the Company has terminated its Agency Operations segment and has classified the results of this segment, including the gain on the sale, as discontinued operations for 2006 and 2005. There were no Agency Operations prior to the Company’s acquisition of Penn Independent Corporation in 2005.

Aggregate revenues and pretax income (loss), before and after intercompany eliminations, of discontinued operations were as follows:

	Years Ended December 31,
	2006	2005

(Dollars in thousands)
Revenues	$31,663	$40,984
Intercompany eliminations	(2,459)	(2,547)

Net revenues	$29,204	$38,437

Pretax income	$2,031	$414
Intercompany eliminations	(1,004)	(1,312)

Net pretax income (loss)	$1,027	$(898)

The following table sets forth the composition of income (loss) from discontinued operations:

	Years Ended December 31,
	2006	2005

(Dollars in thousands)
Income (loss) from Agency Operations, net of tax	$555	$(540)
Gain on sale of assets including one-time charges, net of tax	9,413	—

Income (loss) from discontinued operations, net of tax	$9,968	$(540)

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

The amortized cost and estimated fair value of investments classified as available for sale were as follows as of December 31, 2006 and 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(Dollars in thousands)
2006
Bonds:
Obligations of states and political subdivisions	$169,062	$2,986	$(924)	$171,124
Mortgage-backed and asset-backed securities	490,457	1,613	(6,100)	485,970
U.S. treasury and agency obligations	236,820	1,500	(1,445)	236,875
Corporate notes	356,677	1,194	(5,156)	352,715

Total bonds	1,253,016	7,293	(13,625)	1,246,684
Common stock	57,351	13,700	(48)	71,003
Preferred stock	3,991	378	—	4,369

Total	$1,314,358	$21,371	$(13,673)	$1,322,056

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

(Dollars in thousands)
2005
Bonds:
Obligations of states and political subdivisions	$387,090	$4,857	$(2,207)	$389,740
Mortgage-backed and asset-backed securities	345,240	329	(5,046)	340,523
U.S. treasury and agency obligations	92,763	377	(807)	92,333
Corporate notes	267,044	385	(4,401)	263,028

Total bonds	1,092,137	5,948	(12,461)	1,085,624
Common stock	56,654	3,759	(811)	59,602
Preferred stock	6,563	221	(384)	6,400

Total	$1,155,354	$9,928	$(13,656)	$1,151,626

The Company did not hold any debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at December 31, 2006 or 2005.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company holds several investments in limited partnerships where it owns less than 3% of the limited partnerships. Changes in the value of these partnerships are included in accumulated other comprehensive income as a component of shareholders’ equity. The estimated fair value and cost of these investments are as follows:

	Years Ended December 31,
	2006	2005	2004

(Dollars in thousands)
Estimated fair value	$46,629	$39,675	$42,592
Cost	19,562	20,788	32,501

Gross unrealized gain	$27,067	$18,887	$10,091

The Company is a limited partner in a high yield fund where it owns more than a 3% interest. Changes in the value of this investment are included in equity in earnings of partnerships on the income statement. The market value and amortized cost of that partnership are as follows:

	Years Ended December 31,
	2006	2005	2004

(Dollars in thousands)
Estimated fair value	$14,234	$12,752	$11,164
Cost	5,151	5,151	5,151

Gross unrealized gain	$9,083	$7,601	$6,013

Accumulated comprehensive income of $22.6 million as of December 31, 2006 is comprised of $27.1 million of net unrealized gains from partnerships where the Company owns less than a 3.0% interest, $7.7 million of net unrealized gains from the Company’s available-for-sale portfolio, $0.2 million of net unrealized gains from the Company’s interest rate swap, and $12.4 million of deferred taxes related to the unrealized gains and losses.

Accumulated comprehensive income of $9.5 million as of December 31, 2005 is comprised of $18.9 million of net unrealized gains from partnerships where the Company owns less than a 3.0% interest, $3.7 million of net unrealized losses from the Company’s available-for-sale portfolio, $0.2 million of net unrealized gains from the Company’s interest rate swap, and $5.9 million of deferred taxes related to the unrealized gains and losses.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2006:

				Gross Unrealized Losses
			Cost or			Between	Greater
	Number of	Estimated	Amortized		Six Months	Seven Months	than One
	Securities	Fair Value	Cost	Total	or Less	and One Year	Year(1)

(Dollars in thousands)
Bonds	414	$725,155	$738,781	$13,626	$981	$1,548	$11,097
Common Stock	7	2,362	2,410	48	29	19	—

				$13,674	$1,010	$1,567	$11,097

(1)	At December 31, 2006, the Company had 299 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $436.7 million and $447.8 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.8% of these securities are investment grade.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2005:

				Gross Unrealized Losses
			Cost or			Between
	Number of	Estimated	Amortized		Six Months	Seven Months	Greater than
	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year
(Dollars in thousands)

Bonds	815	$725,048	$737,510	$12,462	$5,554	$6,877	$31
Preferred Stock	5	3,039	3,423	384	36	348	—
Common Stock	138	29,673	30,483	810	746	64	—

				$13,656	$6,336	$7,289	$31

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2006, concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 4 (“Summary of Significant Accounting Policies”).

The Company recorded the following other than temporary losses on its investment portfolio for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Bonds	$393	$—	$—
Preferred stock	167	—	—
Common stock	143	838	206

Total	$703	$838	$206

The amortized cost and estimated fair value of bonds classified as available for sale at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
(Dollars in thousands)

Due in one year or less	$24,555	$24,392
Due after one year through five years	358,392	354,888
Due after five years through ten years	231,901	231,260
Due after ten years through fifteen years	81,097	82,251
Due after 15 years	66,614	67,923
Mortgage-backed securities	490,457	485,970

	$1,253,016	$1,246,684

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net realized investment gains (losses) on the sale of investments for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Bonds:
Gross realized gains	$894	$2,785	$1,178
Gross realized losses	(3,368)	(4,807)	(505)

Net realized (losses) gains	(2,474)	(2,022)	673

Common stock:
Gross realized gains	1,526	5,198	3,632
Gross realized losses	(1,535)	(1,926)	(1,302)

Net realized (losses) gains	(9)	3,272	2,330

Preferred stock:
Gross realized gains	4	—	—
Gross realized losses	(337)	(696)	(326)

Net realized losses	(333)	(696)	(326)

Other invested assets:
Gross realized gains	2,419	—	—
Gross realized losses	(173)	—	—

Net realized gains	2,246	—	—

Total net realized investment (losses) gains	$(570)	$554	$2,677

Proceeds from the sales of bonds classified as available-for-sale resulting in net realized investment gains (losses) for the years ended December 31, 2006, 2005, and 2004 were $340.1 million, $371.7 million, and $298.4 million, respectively.

Proceeds from the sales of equity securities classified as available-for-sale resulting in net realized investment gains (losses) for the years ended December 31, 2006, 2005 and 2004 were $36.9 million, $76.1 million, and $31.6 million, respectively.

The sources of net investment income for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Bonds	$53,463	$41,196	$19,863
Preferred and common stocks	2,170	1,568	850
Cash and cash equivalents	12,943	5,118	1,851
Other	3,864	5,102	1,760

Total investment income	72,440	52,984	24,324
Investment expense	(5,902)	(5,866)	(4,159)

Net investment income	$66,538	$47,118	$20,165

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was one non-income producing bond with an estimated fair value of $0.5 million as of December 31, 2006, 2005, and 2004. The Company has evaluated the investment and believes the value will be recouped.

Certain cash balances, cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair value of bonds available for sale and on deposit or held in trust were as follows as of December 31, 2006 and December 31, 2005:

	Estimated Fair Value
	December 31,	December 31,
	2006	2005
(Dollars in thousands)

On deposit with governmental authorities	$40.5	$48.4
Intercompany trusts held for the benefit of U.S. policyholders	671.8	552.7
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5.8	5.7

Total	$718.1	$606.8

6.	Reinsurance

The Company cedes insurance to unrelated insurers on a pro rata (“quota share”) and excess of loss basis in the ordinary course of business to limit its net loss exposure on insurance contracts. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer. Moreover, reinsurers may fail to pay us due to a lack of reinsurer liquidity, perceived improper underwriting, losses for risks that are excluded from reinsurance coverage, and other similar factors, all of which could adversely affect the Company’s financial results.

At December 31, 2006 and 2005, the Company carried reinsurance receivables of $982.5 million and $1,278.1 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment is due to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $18.5 million and $21.2 million at December 31, 2006 and 2005, respectively. The second purchase accounting adjustment netted uncollectible reinsurance reserves against the reinsurance receivables to properly reflect the reinsurance receivables at their fair value on the date the Company acquired all of the outstanding common stock of Wind River Investment Corporation and its subsidiaries (“Wind River Acquisition date”). This purchase accounting adjustment was $20.5 million and $28.7 million at December 31, 2006 and 2005, respectively. The change includes a reduction of the Company’s reinsurance reserve allowance of $8.6 million, which was recognized as a reduction of net losses and loss adjustment expenses, and recoveries of $0.4 million that were previously charged against the purchase accounting adjustment.

During 2006 and 2005, the Company’s unpaid losses and loss adjustment expenses and related reinsurance receivables were decreased by $295.7 million and $253.7 million, respectively. Of these amounts, $107.1 million and $142.3 million, respectively, were due to the Company’s review of unpaid loss and loss adjustment expenses and related reinsurance receivables, and the remainder was due to the payment of losses in the ordinary course of business. At the Wind River Acquisition date, discounts and risk margins were applied to reinsurance receivables related to ceded loss reserves. During 2006 and 2005, the Company decreased its discount and risk margin purchase adjustment by $2.7 million and $28.2 million, respectively, due to (1) reductions in ceded loss reserves that existed as of the Wind River Acquisition date and (2) decreases to the amount of discount due to the passage of time. This adjustment equally affected reinsurance receivables and loss reserves and had no impact on the net income of the Company during 2006 and 2005.

At December 31, 2006 and 2005, the Company held collateral securing its reinsurance receivables of $642.9 million and $691.7 million, respectively. Prepaid reinsurance premiums were $38.3 million and

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$41.7 million at December 31, 2006 and 2005, respectively. Reinsurance receivables, net of collateral held, were $339.6 million and $586.4 million at December 31, 2006 and 2005, respectively.

During the years ended December 31, 2006, 2005, and 2004, the Company recorded the following ceded amounts:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Earned premium	$95,784	$111,339	$204,172
Commissions	22,240	16,073	24,283
Incurred losses(1)(2)	(55,901)	(25,731)	117,573

(1)	As a result of the Company’s quarterly reviews of unpaid losses and loss adjustment expenses, the Company reduced gross unpaid loss and loss adjustment expenses related to prior periods by $114.1 million and ceded unpaid loss and loss adjustment expenses related to prior periods by $107.1 million, in 2006.

(2)	As a result of the Company’s quarterly reviews of unpaid losses and loss adjustment expenses, the Company reduced both gross and ceded unpaid loss and loss adjustment expenses related to prior periods by $142.3 million in 2005.

Since the Wind River Acquisition date, an allowance for uncollectible reinsurance of $0.2 million has been established as a result of the Company’s regular review of the collectibility of recorded reinsurance receivables due from its external non-affiliated reinsurers.

The Company’s current property writings create exposure to catastrophic events, and its casualty writings create exposure to casualty clash events. Casualty clash exposure arises when two or more insureds are involved in the same loss occurrence. To protect against these exposures, the Company has purchased $70.0 million in excess of $5.0 million of property catastrophe coverage for events occurring in 2006 and $10.0 million in excess of $3.0 million of casualty clash coverage for events occurring in 2006, both of which are on a per occurrence basis. To the extent that there may be increased catastrophe or casualty clash exposure in the future, the Company may increase its reinsurance protection for these exposures commensurately. The Company did not cede any losses under the property catastrophe and casualty clash contracts during 2006.

As a result of the 2005 hurricane season and the related losses in the insurance industry, the reinsurance market conditions have changed dramatically. In addition to a reduction of capacity for certain geographical zones, carriers saw significant increases in their 2006 reinsurance renewal costs. Prior to the storms of 2005, the Company was able to buy $25.0 million of property catastrophe reinsurance in excess of a $5.0 million retention at a cost of $1.6 million. The post-2005 costs of the same amount of reinsurance capacity with a similar amount and concentration of catastrophe exposed business would have cost $4.3 million. As a result of such dramatic price increases, the Company chose to co-participate in the lower layers of its catastrophe facilities which effectively reduced the ceded premium burden, but did increase the retention for a single catastrophe occurrence from $5.0 million to $7.1 million. Additionally, as a reflection of an increase in risks underwritten, in 2006, the Company purchased an additional $45.0 million of property catastrophe reinsurance capacity above the $30.0 million bought the prior year. In 2007, the Company may look to buy additional property catastrophe reinsurance capacity provided the market bears acceptable rates for such capacity. If the acceptable rates for such capacity are unavailable, the Company will look to either take a larger net risk position or reduce its underwriting risk.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following groups of reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

	Reinsurance	A.M. Best Ratings
	Receivables	(As of December 31, 2006)
(Dollars in millions)

Swiss Re Group	$116.6	A+/A
Munich Group	73.1	A
Berkshire Hathaway	57.0	A++
Hartford Fire Insurance Company	44.8	A+

	$291.5

The effect of reinsurance on premiums written and earned is as follows:

	Written	Earned
(Dollars in thousands)

For the year ended December 31, 2006:
Direct business	$652,448	$639,878
Reinsurance assumed	517	2,375
Reinsurance ceded	(92,430)	(95,784)

Net premiums	$560,535	$546,469

For the year ended December 31, 2005:
Direct business	$614,291	$580,068
Reinsurance assumed	8,587	6,701
Reinsurance ceded	(103,145)	(111,339)

Net premiums	$519,733	$475,430

For the year ended December 31, 2004:
Direct business	$409,073	$434,312
Reinsurance assumed	—	—
Reinsurance ceded	(128,865)	(204,172)

Net premiums	$280,208	$230,140

7.	Income Taxes

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes in 2006 of $106.5 million represents $42.8 million from its foreign operations and $63.7 million from its United States operations. The Company’s income before income taxes in 2005 of $66.6 million represents $44.1 million from its foreign operations and $22.5 million from its United States operations. The Company’s income before income taxes in 2004 of $32.3 million represents $26.0 million from its foreign operations and $6.3 million from its United States operations. The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2006		2005		2004
		% of Pre-		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
(Dollars in thousands)

Expected tax provision at weighted average	$22,358	21.0%	$7,863	11.8%	$2,208	6.8%
Adjustments:
Tax exempt interest	(4,011)	(3.8)	(5,141)	(7.7)	(4,534)	(14.0)
Dividend exclusion	(455)	(0.4)	(317)	(0.5)	(171)	(0.5)
Non-resident withholding	—	—	—	—	391	1.2
Other	172	0.2	612	0.9	111	0.3

Actual taxes on continuing operations	$18,064	17.0%	$3,017	4.5%	$(1,995)	(6.2)%

The Company recognized tax expense (benefit) on discontinued operations of $ 4.9 million and $(0.4) million for the years ended December 31, 2006 and 2005, respectively.

In 2005 and 2004, the Company recognized extraordinary gains of $1.4 million and $1.2 million, respectively, for tax benefits derived from acquisition costs included as a reduction in equity as a result of the Wind River Acquisition, that have been or will be deducted in the future from income for federal tax purposes.

The following table summarizes the components of income tax expense (benefit):

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Current income tax expense (benefit):
Foreign and U.S. Federal	$9,458	$5,239	$(1,290)
Non-resident withholding	—	—	391

	9,458	5,239	(899)
Deferred income tax expense (benefit):
U.S. Federal	8,606	(2,222)	(1,096)

Total income tax expense (benefit)	$18,064	$3,017	$(1,995)

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2006 and 2005 are presented below:

	2006	2005
(Dollars in thousands)

Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$24,866	$25,741
Unearned premiums	8,972	8,590
Alternative minimum tax credit carryover	2,780	12,988
Depreciation and amortization	1,295	2,191
Partnership K1 basis differences	3,715	1,658
Investment impairments	1,767	1,841
Stock options	1,694	1,510
Other	3,943	4,856

Total deferred tax assets	49,032	59,375

Deferred tax liabilities:
Intangible assets	8,235	10,799
Investments in subsidiaries	225	6,644
Gain on trading securities	668	95
Unrealized gain on securities available-for-sale and less than 3% owned investments in partnerships included in accumulated other comprehensive income	12,361	5,902
Gain on partnerships greater than 20% owned	3,179	2,660
Investment basis differences(1)	2,821	3,523
Deferred acquisition costs	6,511	7,500
Other	2,371	606

Total deferred tax liabilities	36,371	37,729

Total net deferred tax assets	$12,661	$21,646

(1)	As of the dates of the Wind River Acquisition, the acquisition of Penn Independent Corporation, and the merger with Penn-America Group, Inc., the market values of the respective investment portfolios at those dates became the new cost basis. The amounts included here represent the deferred tax associated with the market tax difference for securities that were owned at those dates that are still held.

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2006 and 2005.

As of December 31, 2006, the Company has an alternative minimum tax credit carryover of $2.8 million, which, subject to statutory limitations, can be carried forward indefinitely. As of December 31, 2005, the carryover was $13.0 million. The Company was able to utilize a sizable amount of this carryover during 2006 as a result of the sale of substantially all of the assets of its Agency Operations, the release of prior year loss reserves, and the shift of $194.0 million of its tax-free investments to taxable investments.

The Company’s U.S. operations are open to audit by the IRS. The IRS is currently performing audits of the Company’s federal tax returns for the short period from September 6, 2003 through December 31, 2003 and the year 2004. Management believes that adequate provisions have been made in the financial statements to cover these and any other potential audits and tax related matters for all years for which the statute of limitation has not expired. In

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition to the previously mentioned periods that are currently being audited, the statute of limitations has not yet expired for the short period March 1, 2003 through September 5, 2003 and the years 2005 and 2006.

8.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Unpaid losses and loss adjustment expenses at beginning of period	$1,914,224	$1,876,510	$2,059,760
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	1,274,933	1,531,896	1,745,737

Net balance at beginning of period	639,291	344,614	314,023
Plus: Unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	—	235,192	—
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	—	43,908	—

Unpaid losses and loss adjustment expenses subtotal	639,291	535,898	314,023
Incurred losses and loss adjustment expenses related to:
Current year(2)	319,927	289,406	134,648
Prior years(3)	(15,572)	(1,282)	(810)

Total incurred losses and loss adjustment expenses	304,355	288,124	133,838

Paid losses and loss adjustment expenses related to:
Current year	62,928	59,930	27,199
Prior years	145,376	124,801	76,048

Total paid losses and loss adjustment expenses	208,304	184,731	103,247

Net balance at end of period	735,342	639,291	344,614
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	966,668	1,274,933	1,531,896

Unpaid losses and loss adjustment expenses at end of period	$1,702,010	$1,914,224	$1,876,510

(1)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Group, Inc.

(2)	Included in 2005 is $5.8 million of negative development for the Penn-America Group that is related to prior years. This amount is not included in the “Prior years” line due to the fact that the Company did not own the Penn-America Group during the prior year periods to which the losses and loss adjustment expenses are related.

(3)	In 2006, the Company decreased its net loss reserve relative to accident years 2005 and prior by $7.0 million due to favorable development relative to construction defect losses as well as primary general liability, umbrella and excess, and asbestos and environmental, and by $8.6 million as a reduction of its reinsurance reserve allowance. In 2005, the Company decreased its net loss reserve relative to accident years 2004 and prior by $1.3 million due to lower than anticipated frequency in its animal mortality program. In 2004, the Company decreased its net loss reserve relative to accident years 2003 and prior by $0.8 million.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Penn-America Insurance Companies increased incurred losses related to insured events of years 2004 and prior by $4.3 million. This increase in incurred losses related primarily to the Company’s casualty lines of business relating to accident years 1997 through 2003.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. Management believes its reserves for CD claims ($47.3 million and $41.6 million as of December 31, 2006 and 2005, net of reinsurance, respectively) are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2006 and 2005 were IBNR reserves of $6.7 million and $7.5 million, respectively, and case reserves of approximately $4.5 million and $4.0 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Gross reserve for A&E losses and loss adjustment expenses — beginning of period	$40,124	$34,622	$29,750
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	—	78	—
Plus: Incurred losses and loss adjustment expenses — case reserves	1,946	6,911	2,782
Plus: Incurred losses and loss adjustment expenses — IBNR	(3,589)	5,120	7,633
Less: Payments	2,471	6,607	5,543

Gross reserves for A&E losses and loss adjustment expenses — end of period	$36,010	$40,124	$34,622

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Net reserve for A&E losses and loss adjustment expenses — beginning of period	$11,519	$11,800	$8,032
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	—	58	—
Plus: Incurred losses and loss adjustment expenses — case reserves	1,118	1,981	2,012
Plus: Incurred losses and loss adjustment expenses — IBNR	(856)	(662)	2,617
Less: Payments	624	1,658	861

Net reserves for A&E losses and loss adjustment expenses — end of period	$11,157	$11,519	$11,800

As of December 31, 2006, 2005, and 2004, the survival ratio on a gross basis for the Company’s open A&E claims was 7.4 years, 7.1 years, and 9.4 years, respectively. As of December 31, 2006, 2005, and 2004, the survival ratio on a net basis for the Company’s open A&E claims was 10.6 years, 9.6 years, and 17.3 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a non-GAAP financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

9.	Debt

Junior Subordinated Debentures

In 2003, trusts formed and owned by the Company issued a total of $30.0 million of trust preferred securities. In 2002 and 2003, trusts formed and owned by Penn-America Group, Inc. issued a total of $30.0 million of trust preferred securities. The funds were used to support growth in operations and general corporate purposes. A summary of the terms related to these trust preferred securities is as follows:

Issuer	Amount	Maturity	Interest Rate	Call Provisions

AIS through its wholly owned subsidiary UNG Trust I	$10.0 million issued September 30, 2003	September 30, 2033	Payable quarterly at the Three month London Interbank Offered Rate (“LIBOR”) plus 4.05%	At par after September 30, 2008
AIS through its wholly owned subsidiary UNG Trust II	$20.0 million issued October 29, 2003	October 29, 2033	Payable quarterly at the three month LIBOR plus 3.85%	At par after October 29, 2008
PAGI through its wholly owned subsidiary Penn Trust I	$15.0 million issued December 4, 2002	December 4, 2032	Payable quarterly at the three month LIBOR plus 4.0% (1)	At par after December 4, 2009
PAGI through its wholly owned subsidiary Penn Trust II	$15.0 million issued May 15, 2003	May 15, 2033	Payable quarterly at the three month LIBOR plus 4.1%	At par after May 15, 2008

(1)	To protect against increases in interest rates, the Company has a fixed rate interest rate swap on these securities that locks the interest at an annual rate of 7.4%. The swap agreement expires on December 4, 2007.

The proceeds from the above offerings were used to purchase junior subordinated interest notes and were used to support the business growth in the insurance subsidiaries and general business needs.

Distributions on the above securities can be deferred up to five years, but in the event of such deferral, the Company may not declare or pay cash dividends on the common stock of the applicable subsidiary.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s wholly owned business trust subsidiaries, UNG Trust I, UNG Trust II, Penn Trust I, and Penn Trust II, are not consolidated pursuant to FIN 46R. These business trust subsidiaries have issued $60.0 million in floating rate capital securities and $1.9 million of floating rate common securities. The sole assets of the business trust subsidiaries are $61.9 million of the Company’s junior subordinated debentures, which have the same terms with respect to maturity, payments and distributions as the floating rate capital securities and the floating rate common securities.

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

In conjunction with the issuance of these senior notes, Wind River Investment Corporation (“Wind River”) reached agreement with the trustee of the Ball family trusts for the prepayment of the $72.8 million principal and related interest due as of July 20, 2005 on senior notes issued by Wind River. The terms of the prepayment agreement required the Ball family trusts to pay Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these payments of $1.3 million by the Ball family trusts was recorded as a gain on the early extinguishment of debt in 2005.

Revolving Credit Facility

During 2002, the Company established a $25.0 million Revolving Credit Facility with Citizens Bank of Pennsylvania. Interest is payable monthly at LIBOR plus 65 basis points or the Prime Rate. The Revolving Credit Facility was converted to a Demand Discretionary Facility in February 2003. As of December 31, 2006, there was no balance due in connection with this credit facility.

10.	Notes and Loans Payable

Notes Payable

Notes payable and term loans assumed through the acquisition of Penn Independent Corporation is comprised of a $2.5 million revolving line of credit which expires on November 30, 2007, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amounts due on the line of credit as of December 31, 2006 and 2005 were $1.5 million and $2.9 million, respectively. The Company has agreed to a security agreement granting the bank a first priority perfected lien on finance receivables of Penn Independent Financial Services, Inc. (“PIFSI”). On December 29, 2005, AIS entered into a guaranty and suretyship agreement with the bank whereby AIS will unconditionally jointly and severally guarantee the timely payment of any and all indebtedness owed to the bank by PIFSI. Interest expense resulting from the line of credit was $0.2 million and $0.1 million for 2006 and 2005, respectively.

Loans Payable

Loans payable of $2.8 million and $3.6 million as of December 31, 2006 and 2005 were comprised of three and five loans payable, respectively, to vendors, a minority shareholder, and former minority shareholders. There were no minority shareholders at December 31, 2006. The current portion of these loans that will be payable in 2007 is $0.5 million. Interest expense related to loans payable was $0.1 million for 2006 and 2005.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related Party Transactions

As of December 31, 2006, Fox Paine & Company beneficially owns shares having approximately 84.9% of the Company’s total share voting authority. Two of the Company’s directors, including its Chairman and Chief Executive Officer, are employees of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

At December 31, 2006 and 2005, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. The Company’s investment in these limited partnerships was valued at $5.9 million and $6.1 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company had an additional capital commitment of $4.1 million to these limited partnerships.

In November 2006, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company. The management fees cover the period from September 5, 2006 through September 4, 2007 and will be recognized ratably over that period. In November 2005, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company and The AMC Group, L.P. (“The AMC Group”), both of which were affiliates. The management fees covered the period from September 5, 2005 through September 4, 2006 and were recognized ratably over that period. In November 2004, management fees of $1.5 million in the aggregate were made to Fox Paine & Company and The AMC Group, covering the period from September 5, 2004 through September 4, 2005 and were recognized ratably over that period.

In October 2006, the Company paid Fox Paine & Company a fee of $0.5 million for investment banking services provided in connection with the sale of substantially all of the assets of the Company’s Agency Operations.

On June 30, 2006, DVUA Massachusetts, Inc. repurchased twenty shares of common stock that it issued to a minority shareholder. As a result, DVUA Massachusetts, Inc. is a wholly owned subsidiary of the Company.

On May 25, 2006, the Company, Fox Paine & Company, and Wind River Holdings, L.P, formerly The AMC Group, L.P. (“Wind River Holdings”), entered into Amendment No. 1 (the “Amendment”) to the Management Agreement (the “Agreement”). The Amendment terminated Wind River Holdings’ services as of May 25, 2006, and provided that Wind River Holdings refund $0.04 million to the Company as a net repayment of the Annual Service Fee paid by the Company to Wind River Holdings on November 2, 2005. Furthermore, the Amendment modified the Agreement to reflect the Company’s new 6.22% guaranteed senior notes, which were issued in 2005, as opposed to the 5% senior notes, which were repaid by the Company in 2005 upon the issuance of the guaranteed senior notes. Per terms of the Amendment, the next management fee payment of $1.5 million was payable to Fox Paine & Company and was paid on November 8, 2006.

On April 20, 2006, the Company announced that it had entered into Amendment No. 1 (the “Amendment”) of the Amended and Restated Shareholders Agreement. The Amendment reduced the requirement that the Board of Directors be comprised of no fewer than eleven directors to no fewer than seven directors. Furthermore, the Amendment (i) reduced the number of directors that Fox Paine & Company can nominate for election from six directors to five directors; and (ii) terminated the right of the Ball family trust to nominate one director for election.

In 2006 and 2005, the Company directly reimbursed Fox Paine & Company $0.1 million and $0.2 million, respectively, for expenses incurred in providing management services.

In 2006 and 2005, the Company paid $0.2 million and $0.08 million, respectively, to Cozen O’Connor for legal services rendered. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

In 2006, the Company paid $0.5 million in premium to Validus Reinsurance Ltd. (“Validus”), a current participant on the Company’s $25.0 million in excess of $5.0 million and $30.0 million in excess of $30.0 million catastrophe reinsurance treaties. No losses have yet been ceded by the Company under these treaties. The Company expects to pay $0.7 million of premium to Validus in connection with its participation in these reinsurance

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements during the current treaty periods. There were no payments made to Validus in 2005. Edward J. Noonan, the Chairman and Chief Executive Officer of Validus is a member of the Company’s Board of Directors.

In connection with the merger with Penn-America Group, Inc. and the acquisition of Penn Independent Corporation on January 24, 2005, the Company paid a $6.0 million transaction fee to Fox Paine & Company.

12.	Commitments and Contingencies

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2006, 2005, and 2004 were $3.5 million, $4.0 million, and $2.6 million, respectively. At December 31, 2006, future minimum payments under non-cancelable operating leases were as follows:

(Dollars in thousands)

2007	$3,026
2008	2,908
2009	2,547
2010	2,449
2011 and thereafter	7,551

Total	$18,481

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on the Company’s business, results of operations, cash flows, or financial condition.

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

Other Commitments

The Company has committed to investing into several limited liability partnership funds. As of December 31, 2006, $41.0 million has been invested. The Company has a remaining commitment of $4.1 million. The timing and funding of this remaining commitment has not been determined. As investment opportunities are identified by the partnerships, capital calls will be made.

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, whereby in connection with certain management services provided to it by Fox Paine & Company, the Company agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. The most recent annual management fee of $1.5 million was paid to Fox Paine & Company on November 8, 2006. The next annual management fee payment of $1.5 million is payable on November 1, 2007.

13.	Shareholders’ Equity

Shareholders’ equity as of December 31, 2006 and 2005 was $763.3 million and $639.9 million, respectively. The increase of $123.3 million during 2006 was primarily due to net income for the year of $99.4 million,

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income of $13.1 million from net unrealized gains on investments, and an increase in additional paid-in-capital of $10.8 million. The increase in additional paid-in-capital was attributable to restricted stock and stock option compensation accruals of $4.9 million related to awards under the Share Incentive Plan (see Note 14 for further information regarding this plan), stock option exercises of $4.6 million, the purchase of stock by a Company officer of $1.0 million, and non-employee director share payments of $0.3 million.

14.	Share-Based Compensation Plans

The fair value method of accounting recognizes share-based compensation in the statements of operation using the grant-date fair value of the stock options and other equity-based compensation expensed over the requisite service and vesting period.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, which revised SFAS 123, using the modified prospective application method. SFAS 123R sets accounting requirements for share-based compensation to employees and non-employee directors, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. For the purpose of determining the fair value of stock option awards, the Company uses the Black-Scholes option-pricing model. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment to compensation in the period of change.

Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to share-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123R requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.4 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively. There were no such benefits for the year ended December 31, 2004.

The adoption of SFAS 123R resulted in a cumulative benefit to equity of $0.4 million in 2006.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Incentive Plan

The Company maintains the United America Indemnity, Ltd. Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted stock and other stock-based awards. As amended in May 2005, the Company may issue up to 5.0 million Class A common shares for issuance pursuant to awards granted under the Plan. Award activity for stock options granted under the Plan is summarized as follows:

	Time-Based	Performance-Based	Tranche A	Total
	Options	Options	Options	Options

Outstanding at 12/31/04	568,101	895,989	256,074	1,720,164
Granted	438,993	133,415	—	572,408
Forfeited	(42,274)	(369,540)	(93,825)	(505,639)
Exercised	(148,326)	(15,552)	(78,000)	(241,878)
Converted	644,312	(644,312)	—

Outstanding at 12/31/05	1,460,806	—	84,249	1,545,055
Granted	202,429	202,429	—	404,858
Forfeited	(195,120)	—	—	(195,120)
Exercised	(335,976)	—	(28,175)	(364,151)

Outstanding at 12/31/06	1,132,139	202,429	56,074	1,390,642

NOTE:	The above table excludes 55,000 warrants that were issued, at an exercise price of $10.00 per share, on September 5, 2003 and which expire on September 11, 2008. In addition, the Tranche A options were granted outside of the Plan.

On September 5, 2003, the Company granted options to purchase 256,074 Class A common shares to two officers of the Company (“Option-A Tranche”). The Option-A Tranche options have an exercise price of $6.50 per share, expire on September 5, 2013 and were fully vested at the time of the grant. The Company recorded $0.9 million of compensation expense during the period from September 5, 2003 to December 31, 2003, which represents the fair value of the Option-A Tranche on the date of the grant since they were fully vested on that date. During 2005, 93,825 of the Option-A Tranche options were forfeited and 78,000 options were exercised. During 2006, 28,175 Tranche-A options were exercised.

During the period from September 5, 2003 to December 31, 2003, the Company granted 566,661 Time-Based Options and 895,989 Performance-Based Options under the Plan. The Time-Based Options were originally scheduled to vest in 20% increments over a five-year period, with any unvested options forfeitable upon termination of employment for any reason, and expire 10 years after the grant date. The first vesting period ended on December 31, 2004. The Performance-Based Options were originally scheduled to vest in 25% increments and were conditioned upon the Company achieving various operating targets or Fox Paine & Company’s holdings in United America Indemnity achieving an agreed upon rate of return, and expire 10 years after the grant date. On December 31, 2005, the Company modified the 2003 grant of 566,661 Time-Based Options and the 2003 grant of 895,989 Performance-Based Options. Of the 2003 stock option grants, a total of 369,540 and 15,552 were forfeited and exercised, respectively, before the change. The Time Based Options were amended so as to modify the vesting schedule for the remaining unvested options to reflect vesting at the rate of 12% on December 31, 2006, 12% on December 31, 2007, and 36% on December 31, 2008. Also, the performance hurdle with respect to accelerated option vesting upon a change of control was eliminated. The Performance-Based Options were amended to eliminate the performance vesting criteria relating to the annual option vesting and catch-up vesting. Also, the performance hurdle with respect to accelerated option vesting upon a change of control was eliminated. The

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining unvested options become exercisable at the rate of 10% on December 31, 2006, 10% on December 31, 2007, and 30% on December 31, 2008. As a result of these changes, the Company incurred an additional $2.5 million in stock option expense in 2005.

During 2004, the Company granted 10,000 Time-Based Options under the Plan. The Time Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reasons, and expire 10 years after grant date. The first vesting period ended on August 3, 2005.

In accordance with the Penn-America Group, Inc. Stock Incentive Plan, the merger with United America Indemnity on January 24, 2005 caused immediate vesting of all Penn-America Group, Inc.’s unvested stock options. As of January 24, 2005, Penn-America Group, Inc. had 203,635 stock options outstanding, all of which were exercisable. Each holder of the Penn-America Group, Inc. stock options received converted stock options of United America Indemnity. In exchange for outstanding options to purchase Penn-America Group, Inc.’s Class A common shares, the Company granted 175,008 stock options at the acquisition date. The modification of converting the options to purchase Penn-America Group, Inc.’s Class A common shares to options to purchase United America Indemnity’s Class A common shares had no impact on earnings.

During 2005, the Company granted 438,993 Time-Based Options and 133,415 Performance-Based Options under the Plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reason, and expire 10 years after grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

In 2006, the Company recorded $2.0 million of compensation expense for the 1,334,568 outstanding options granted under the Plan. In 2005, the Company recorded $3.3 million of compensation expense for the 1,460,806 options granted under the Plan. In 2004, the Company recorded $0.5 million of compensation expense for the 1,464,090 options granted under the Plan. The Company received $4.6 million and $2.6 million of proceeds from the exercise of options during 2006 and 2005, respectively. There were no proceeds from the exercise of options during 2004.

Option intrinsic values, which are the differences between the fair market value of $25.33 at December 31, 2006 and the strike price of the option, are as follows:

	Number of	Average
	Shares	Strike Price	Intrinsic Value

Outstanding	1,390,642	$15.92	$13.1 million
Exercisable	581,012	12.04	7.7 million
Exercised	364,151	12.92	4.5 million

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity for the years ended December 31, 2005 and 2006 is as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share

Options outstanding at December 31, 2004	1,720,164	$11.35
Options issued	572,408	$15.42
Options forfeited	(505,639)	$12.53
Options exercised	(241,878)	$8.59

Options outstanding at December 31, 2005	1,545,055	$11.35
Options issued	404,858	$24.70
Options forfeited	(195,120)	$16.10
Options exercised	(364,151)	$12.92

Options outstanding at December 31, 2006	1,390,642	$15.92

Options exercisable at December 31, 2006	581,012	$12.04

The options exercisable at December 31, 2006 include the following:

Number of Options
Option Price	Exercisable

$6.50	56,074
$8.49	8,586
$10.00	323,525
$14.62	4,000
$17.00	123,327
$17.81	19,500
$18.27	35,000
$18.40	2,000
$18.85	5,000
$19.40	4,000

Options exercisable at December 31, 2006	581,012

The weighted average fair value of options granted under the Plan was $8.31 and $4.69 in 2006 and 2005, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	2006	2005

Dividend yield	0.0%	0.0%
Expected volatility	31.4%	23.0%
Risk-free interest rate	4.6%	3.8%
Expected option life	4.5 years	4.4 years

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the range of exercise prices of options outstanding at December 31, 2006 and 2005:

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2006	Exercise Price	Remaining Life

$6.50-$9.99	62,910	$6.72	6.8 years
$10.00-$16.99	599,875	$10.08	6.7 years
$17.00-$19.99	322,999	$17.56	7.5 years
$24.70	404,858	$24.70	9.9 years

Total	1,390,642

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2005	Exercise Price	Remaining Life

$6.50-$9.99	110,930	$6.94	8.3 years
$10.00-$16.99	810,625	$10.06	7.7 years
$17.00-$19.99	623,500	$17.66	8.8 years

Total	1,545,055

In addition to stock option awards, the Plan also provides for the issuance of Restricted Shares to employees and non-employee Directors. The following table summarizes the restricted stock awards since inception.

	Restricted Stock Awards
Year	Employees	Directors	Total

2003	254,708	—	254,708
2004	15,210	18,187	33,397
2005	62,046	19,897	81,943
2006	216,201	20,720	236,921

	548,165	58,804	606,969

During 2005, the Company granted an aggregate of 62,046 Class A common shares, subject to certain restrictions, to key employees of the Company under the Plan (“Restricted Shares”) which vest in 20% increments over a five-year period . In addition, an aggregate of 15,686 Class A common shares with a weighted average grant date value of $17.59 per share were granted, subject to certain restrictions, to the non-employee directors of the Company under the Plan (“Director Restricted Shares”). Due to an amendment to the Directors’ Compensation Plan, effective June 30, 2005, all of these Director Restricted Shares have vested. As a result of this amendment, 17,331 units were converted into 14,977 Director Restricted Shares, which vested immediately, subject to certain holding requirements, and 10,590 Director Restricted Shares granted in 2004 and prior to June 2005 vested immediately, subject to certain holding requirements. Prior to January 1, 2006, the Company granted an aggregate of 331,964 Restricted Shares to key employees of the Company and an aggregate of 38,084 fully vested Director Restricted Shares to non-employee directors of the Company under the Plan.

During 2006, the Company granted an aggregate of 216,201 Restricted Shares to key employees of the Company and an aggregate of 20,720 fully vested Director Restricted Shares, at a weighted average fair value of $20.77 per share, to non-employee directors of the Company under the Plan. Included in the 216,201 shares, as a result of the Compensation Committee approval of an award of an Annual Integration Bonus as described below under the heading “Annual Incentive Plans”, the Company granted 173,701 Restricted Shares to Plan Participants employed as of February 15, 2006. Of the 173,701 shares, 61,436 shares vested immediately, 67,546 shares

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(including 20,000 shares, subject to certain restrictions, which were awarded to several key employees) vest over five years, and 44,719 shares vest over a three-year period.

The Company recognized compensation expense for restricted stock of $2.5 million and $0.6 million for 2006 and 2005, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $2.4 million at December 31, 2006, which will be recognized over a weighted average life of 1.9 years. The fair value of the 92,852 Restricted Shares that vested during the year ended December 31, 2006 was $21.14 per share.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2006:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Non-vested restricted stock at December 31, 2005	83,571	$17.96
Stock issued	236,921	$21.71
Stock vested	(92,852)	$21.14
Stock forfeited	(91,361)	$18.12
Stock returned	91,361	$18.12

Non-vested restricted stock at December 31, 2006	227,640	$20.57

Based on the terms of the Restricted Stock awards, all forfeited shares revert back to the Company.

During the third quarter of 2006, the Board of Directors authorized a restricted stock incentive award to officers of the Company if the Company achieves a minimum 10% return on equity based on 2006’s operating results. 54,484 common shares were awarded during the first quarter of 2007, based on the December 31, 2006 market value of the Company’s common shares, and will vest 33 1/3% on each January 1 of years 2008 through 2010. The Board of Directors also authorized an incentive award of restricted stock to these individuals if the Company earns no less than 85% of planned 2006 operating income. The results of calendar year 2006 will be examined three years hence by an independent actuary. If operating income, adjusted to reflect the results of the actuarial study, is greater than or equal to operating income as originally reported, restricted stock may be awarded based on the December 31, 2006 market value of the Company’s common shares. The awards are being expensed over the intrinsic service period, which includes the performance period and the employee service period. The employee must be continually employed through the vesting date to be eligible to receive the award. The Company recognized $0.3 million of expense in 2006 related to these awards.

During the fourth quarter of 2006, the Board of Directors authorized restricted stock incentive awards to key executives of the Company in exchange for signed employment and/or non-compete agreements. The related 42,500 shares of restricted stock vest 33 1/3% on each subsequent anniversary date of the award for a period of three years.

Annual Incentive Plans

In May 2005, shareholders approved the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (the “Awards Program”). The purpose of the Awards Program is to encourage increased efficiency and profitability and reward employees’ contributions to corporate success. All employees of the Company and its subsidiaries are eligible to participate in the Awards Program, and Awards Program participants are selected by the Compensation Committee of the Board of Directors (the “Committee”). Incentive awards under the Awards Program are determined and paid in cash and/or restricted stock based upon objective performance-based criteria as determined by the Committee. The criteria relate to certain performance goals, such as net income, combined ratio, return on equity, and individual performance expectations as established by the Committee, except that certain specific performance targets will be approved by the Section 162(m) Committee of the Board of

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors with respect to the executives covered by Section 162(m) of the Internal Revenue Code (“Section 162(m)”). It is the Company’s intent that any compensation paid pursuant to the Awards Program comply with Section 162(m).

In connection with the business combinations of the Company with Penn-America Group and Penn Independent Group, along with their respective subsidiaries, certain executives of Penn-America Group and Penn Independent Group entered into employment agreements which provided for the establishment of an integration bonus payable in Class A common shares of the Company in 2006 and 2007, if specified integrated company performance goals for 2005 and 2006, respectively, were achieved (“Integration Plan”).

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

New Chief Executive Officer

Effective November 27, 2006, Robert M. Fishman was hired as the Company’s Chief Executive Officer. Mr. Fishman’s four-year employment agreement includes several equity components including (a) the granting of $10.0 million of stock options, or 404,858 shares split evenly between time-based and performance-based options at the grant date market value of $24.70 per share; (b) an annual bonus program under which the first $0.5 million is paid in restricted stock based on the market value at December 31 of the subject Bonus Year; (c) the purchase of $1.0 million of the Company’s Class A common shares by Mr. Fishman; and (d) the requirement that, effective January 1, 2009, Mr. Fishman hold Class A common shares of the Company with a value of the lesser of two times his Annual Compensation or the sum of owned, granted, and vested Class A common shares. The time-based options vest at 25% on each December 31 of years 2007 through 2010. The performance-based options generally vest at the same rate based on the achievement of various Company financial performance goals. The restricted stock portion of the 2007, 2008, and 2009 bonuses vest at 25% per year each year after the bonus year, and awards for the 2010 bonus year and thereafter will vest at 33.3% per year each year after the bonus year.

As mentioned in Note 20, Mr. Fishman was recently appointed President and Chief Executive Officer of United America Insurance Group and was replaced by Saul A. Fox as the Company’s Chief Executive Officer. Mr. Fishman’s current employment contract will be amended.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plans

Through December 31, 2006, the Company maintained two 401(k) defined contribution plans covering all U.S employees.

Through December 31, 2006, for employees, exclusive of employees of Penn Independent Corporation, Penn-America Group, Inc. and their respective subsidiaries, the Company matched 75% of the first 6% contributed by an eligible employee. Additionally, the Company contributed 1% of the employee’s salary regardless of whether an employee contributed to the plan. Eligible employees vested in the Company’s contribution and relative investment income after three years of service. Total expenses related to this plan for the years ended December 31, 2006, 2005, and 2004 were $0.8 million, $0.7 million, and $0.9 million, respectively.

Through December 31, 2006, for employees of Penn Independent Corporation, Penn-America Group Inc. and their respective subsidiaries, the Company matched 50% of the first 6% contributed by an eligible employee. Vesting in the Company’s contribution was immediate for eligible employees. Total expenses for this plan for the years ended December 31, 2006 and 2005 were $0.4 million and $0.5 million, respectively.

Effective January 1, 2007, all eligible U.S. employees will be covered by a single 401(k) defined contribution plan. Under this plan, the Company will match 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company for new employees will occur pro-rata over a three year period. Contributions made by the Company prior to the January 1, 2007 effective date will continue to vest at the rate set forth in the eligible employees’ previous plan.

15.	Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands, except per share data)

Income from continuing operations	$89,450	$64,707	$35,852
Discontinued operations	9,968	(540)	—

Income before extraordinary gain	99,418	64,167	35,852
Extraordinary gain	—	1,426	1,195

Net income	$99,418	$65,593	$37,047

Basic earnings per share:
Weighted average shares for basic earnings per share	36,778,276	35,904,127	28,259,173

Income from continuing operations	$2.43	$1.80	$1.27
Discontinued operations	0.27	(0.01)	—

Income before extraordinary gain	2.70	1.79	1.27
Extraordinary gain	—	0.04	0.04

Net income	$2.70	$1.83	$1.31

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands, except per share data)

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,157,783	36,589,902	28,836,195

Income from continuing operations	$2.41	$1.76	$1.24
Discontinued operations	0.27	(0.01)	—

Income before extraordinary gain	2.68	1.75	1.24
Extraordinary gain	—	0.04	0.04

Net income	$2.68	$1.79	$1.28

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2006	2005	2004

Weighted average shares for basic earnings per share	36,778,276	35,904,127	28,259,173
Non-vested restricted stock	13,134	—	—
Options and warrants	366,373	685,775	577,022

Weighted average shares for diluted earnings per share	37,157,783	36,589,902	28,836,195

16.	Statutory Financial Information

GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) as prescribed or permitted by the various U.S. State Insurance Departments. The principal differences between SAP and GAAP are as follows:

•	Under SAP, investments in debt securities are primarily carried at amortized cost, while under GAAP the Company records its debt securities at estimated fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies are charged to current operations as incurred, while under GAAP such costs are deferred and amortized on a pro rata basis over the period covered by the policy.

•	Under SAP, certain assets designated as “Non-admitted Assets” (such as prepaid expenses) are charged against surplus.

•	Under SAP, net deferred income tax assets are admitted following the application of specified criteria, with the resulting admitted deferred tax amount being credited directly to surplus.

•	Under SAP, certain premium receivables are non-admitted and are charged against surplus based upon aging criteria.

•	Under SAP, the costs and related receivables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability and related receivable settlement, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related receivable amount is based on future premium collections or policy surcharges from in-force policies.

•	Under SAP, unpaid losses and loss adjustment expenses and unearned premiums are reported net of the effects of reinsurance transactions, whereas under GAAP, unpaid losses and loss adjustment expenses and unearned premiums are reported gross of reinsurance.

•	Under SAP, a provision for reinsurance is charged to surplus based on the authorized status of reinsurers, available collateral, and certain aging criteria, whereas under GAAP, an allowance for uncollectible

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2006, the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $65.3 million and $19.6 million, respectively. The Penn-America Insurance Companies limitation includes $6.4 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2006 ownership percentages. For 2006, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $31.0 million and $11.0 million, respectively.

The NAIC’s RBC model provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks, as well as its reinsurance exposures, to assess the potential need for regulatory attention. The model provides four levels of regulatory attention, varying with the ratio of an insurance company’s total adjusted capital to its authorized control level RBC (“ACLRBC”). If a company’s total adjusted capital is:

(a) less than or equal to 200%, but greater than 150% of its ACLRBC (the “Company Action Level”), the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position;

(b) less than or equal to 150%, but greater than 100% of its ACLRBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed;

(c) less than or equal to 100%, but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and

(d) less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control.

Based on the standards currently adopted, the capital and surplus of the United National Insurance Companies and the Penn-America Insurance Companies are above the prescribed Company Action Level RBC requirements of $195.0 million and $88.0 million, respectively, as of December 31, 2006.

The following is selected information for the Company’s U.S. Insurance Subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Statutory capital and surplus, as of end of period	$592,977	$523,049	$373,669
Statutory net income	84,887	37,418	32,701

17.	Segment Information

As noted in Note 5, substantially all of the assets of the Agency Operations were sold. The Company continues to manage its business through its Insurance Operations segment. The results of the Agency Operations are now

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as discontinued operations. The Insurance Operations segment includes the operations of the United America Insurance Group. The Insurance Operations segment and the discontinued Agency Operations segment follow the same accounting policies used for the Company’s consolidated financial statements.

As a result of the amalgamation of the Non-U.S. Insurance Operations into a single Bermuda based entity on September 30, 2006, the Company has a new financial reporting segment, Reinsurance Operations, that offers third party reinsurance products. Reinsurance Operations began offering third party reinsurance in the third quarter of 2006; however, the coverage inception dates for this reinsurance was subsequent to December 31, 2006. As such, the Reinsurance Operations segment is not yet material enough for separate disclosure.

Gross premiums written by business classification are as follows:

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Small Business	$397,981	$381,567	$125,917
Program	218,762	225,152	275,105
Specialty Wholesale	36,222	16,159	8,051

Total	$652,965	$622,878	$409,073

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

	Insurance
2006:	Operations	Corporate	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$652,965	$—	$—	$652,965

Net premiums written	$560,535	$—	$—	$560,535

Net premiums earned	$546,469	$—	$—	$546,469
Net investment income	—	66,538	—	66,538
Net realized investment losses	—	(570)	—	(570)

Total revenues	546,469	65,968	—	612,437
Losses and Expenses:
Net losses and loss adjustment expenses	304,355	—	—	304,355
Acquisition costs and other underwriting expenses	175,346	—	(1,660)	173,686
Corporate and other operating expenses	—	15,693	822	16,515
Interest expense	—	11,393	—	11,393

Income before income taxes	$66,768	$38,882	$838	106,488

Income tax expense				18,064

Income before equity in net income of partnerships				88,424
Equity in net income of partnerships				1,026

Income before discontinued operations				89,450
Discontinued operations, net of eliminations				9,968

Net income				$99,418

Total assets	$2,984,616	$—	$—	$2,984,616

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance
2005:	Operations	Corporate	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$622,878	$—	$—	$622,878

Net premiums written	$519,733	$—	$—	$519,733

Net premiums earned	$475,430	$—	$—	$475,430
Net investment income	—	47,118	—	47,118
Net realized investment gains	—	554	—	554

Total revenues	475,430	47,672	—	523,102
Losses and Expenses:
Net losses and loss adjustment expenses	288,124	—	—	288,124
Acquisition costs and other underwriting expenses	145,158	—	(1,088)	144,070
Provision for doubtful reinsurance	50	—	—	50
Corporate and other operating expenses	—	14,810	—	14,810
Interest expense	—	9,435	—	9,435

Income before income taxes	$42,098	$23,427	$1,088	66,613

Income tax expense				3,017

Income before equity in net income of partnerships				63,596
Equity in net income of partnerships				1,111

Income before discontinued operations				64,707
Discontinued operations, net of eliminations				(540)

Income before extraordinary gain				64,167
Extraordinary gain				1,426

Net income				$65,593

Total assets	$3,102,002	$—	$—	$3,102,002

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance
2004:	Operations	Corporate	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$409,073	$—	$—	$409,073

Net premiums written	$280,208	$—	$—	$280,208

Net premiums earned	$230,140	$—	$—	$230,140
Net investment income	—	20,165	—	20,165
Net realized investment gains	—	2,677	—	2,677

Total revenues	230,140	22,842	—	252,982
Losses and Expenses:
Net losses and loss adjustment expenses	133,838	—	—	133,838
Acquisition costs and other underwriting expenses	69,750	—	—	69,750
Corporate and other operating expenses	—	11,552	—	11,552
Interest expense	—	5,523	—	5,523

Income before income taxes	$26,552	$5,767	$—	32,319

Income tax benefit				(1,995)

Income before equity in net income of partnerships				34,314
Equity in net income of partnerships				1,538

Income before extraordinary gain				35,852
Extraordinary gain				1,195

Net income				$37,047

Total assets	$2,625,937	$—	$—	$2,625,937

18.	Supplemental Cash Flow Information

Taxes and Interest Paid

	Years Ended December 31,
	2006	2005	2004
(Dollars in thousands)

Net federal income taxes paid (refunded)	$18,915	$5,980	$(4,635)
Interest paid	11,238	7,642	1,653

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Activities

On January 24, 2005, the Company purchased 100% of the common shares of Penn Independent Corporation and 100% of the common shares of Penn-America Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

(Dollars in thousands)

Fair value of assets acquired (including goodwill)	$710,713
Cash portion of purchase price	(126,218)
Non-cash portion of purchase price	(142,381)

Liabilities assumed (including minority interest)	$442,114

19.	Restructuring

On January 23, 2006, the Company announced that it was combining the operations of United National and Penn-America under a single United America Insurance Group management structure. As a result of this restructuring, the Company recognized severance costs of approximately $0.3 million in the first quarter of 2006.

20.	Subsequent Events

The Company agreed to commute its reinsurance agreement with Lumbermens Mutual Casualty Company. As part of the commutation, the Company received $3.5 million in cash during the first quarter of 2007. The impact of the commutation was reserved in prior years, and the transaction should not have a material effect on the Company’s 2007 results.

Effective January 1, 2007, Wind River Reinsurance entered into two limited liability quota share reinsurance agreements with unrelated third parties. To reduce its exposure on these agreements, Wind River Reinsurance has entered into separate quota share retrocession agreements with Validus, which is a related party, and an unrelated third party.

Effective January 1, 2007, each of the quota share agreements between Wind River Reinsurance and the U.S. Insurance Operations expired and was consolidated into a single quota share reinsurance agreement. Under this new agreement, the U.S. Insurance Operations have agreed to cede 50% of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007 to Wind River Reinsurance.

Effective February 5, 2007, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, Senior Vice President of United America Insurance Group, resigned. In response to these departures, on February 9, 2007, the Board of Directors appointed Saul A. Fox as Chief Executive Officer of the Company, which was the role previously held by Robert M. Fishman, and Mr. Fishman as President and Chief Executive Officer of United America Insurance Group. Mr. Fishman is performing the duties previously performed by Messrs. Schmidt and Ritz. In addition, Mr. Fishman has appointed William Devlin, who previously reported to Mr. Goetz, to manage the claims department. Additional senior level positions may be recruited by Mr. Fishman to position the Company for the future.

On February 12, 2007, the Company filed a lawsuit in state court in Montgomery County, Pennsylvania to enforce non-competition, non-solicitation, confidentiality, and certain other restrictive covenants in the employment agreements signed by Messrs. Schmidt, Ritz, and Goetz. The Company sought and the court issued a stipulated temporary restraining order that requires the former executives to comply with the non-competition, non-solicitation, confidentiality, and certain other restrictive covenants. For more information regarding this lawsuit, see Item 3 in Part I of this report.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the Company contracted Cozen O’Connor for legal services related to the above mentioned lawsuit. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

21.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2006 and 2005 quarterly performance is as follows:

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

(Dollars in thousands, except per share data)
Net premiums earned	$135,430	$133,751	$137,327	$139,961
Net investment income	13,679	17,936	15,569	19,354
Net realized investment gains (losses)	43	(4)	(1,423)	814
Net losses and loss adjustment expenses	79,964	80,464	75,643	69,284
Acquisition costs and other underwriting expenses	45,564	41,775	43,559	44,039
Income before income taxes	18,222	23,218	26,332	38,716
Discontinued operations	121	(378)	10,914	(689)
Net income	17,778	20,254	32,089	29,297
Per share data — Diluted:
Income from continuing operations	$0.48	$0.56	$0.57	$0.80
Discontinued operations	—	(0.01)	0.30	(0.02)
Net income	0.48	0.55	0.87	0.78

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

(Dollars in thousands, except per share data)
Net premiums earned	$102,112	$119,802	$121,987	$131,529
Net investment income	11,868	11,114	11,041	13,095
Net realized investment (losses) gains	(616)	394	572	204
Net losses and loss adjustment expenses	63,597	71,221	80,693	72,613
Acquisition costs and other underwriting expenses	29,539	34,907	37,619	42,005
Income before income taxes	14,770	18,369	10,141	23,333
Discontinued operations	(522)	93	845	(956)
Net income before extraordinary gain	14,165	18,456	10,247	21,299
Extraordinary gain	1,426	—	—	—
Net income	15,591	18,456	10,247	21,299
Per share data — Diluted:
Income from continuing operations	$0.42	$0.50	$0.26	$0.60
Discontinued operations	(0.01)	—	0.02	(0.03)
Extraordinary gain	0.04	—	—	—
Net income	0.45	0.50	0.28	0.57

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of December 31, 2006, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

As a result of combining the operations of the United National Insurance Companies and the Penn-America Insurance Companies under a single United America Insurance Group management structure, we have added, deleted, or modified certain of our internal controls over financial reporting. However, there were no changes in our internal controls over financial reporting during 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During the fourth quarter of 2006, we successfully transitioned to a new financial reporting general ledger system. While we do not believe that there were any significant deficiencies or material weaknesses associated with the system previously used, the new system provides greater efficiency in our accounting process.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance

The information concerning our directors and executive officers required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The Financial Statements listed in the accompanying index on page 72 are filed as part of this report.

(2) The Financial Statement Schedules listed in the accompanying index on page 72 are filed as part of this report.

(3) The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

2.1	Amended and Restated Investment Agreement, dated as of September 5, 2003, by and among U.N. Holdings (Cayman), Ltd., United National Group, Ltd., United America Indemnity Group, Inc., U.N. Holdings LLC, U.N. Holdings Inc., Wind River Investment Corporation and certain Trusts Listed on Schedule A thereof (incorporated herein by reference to Exhibit 2.1 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
2.2	Agreement and Plan of Merger, dated as of October 14, 2004, by and among Penn-America Group, Inc., United National Group, Ltd., United America Indemnity Group, Inc. and Cheltenham Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 15, 2004).
2.3	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Penn Independent Corporation, the Shareholders named therein and the Shareholders’ representative (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated October 15, 2004).
2.4	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company and Irvin Saltzman (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K dated October 15, 2004).
2.5	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Jon S. Saltzman and Joanne Lynch Saltzman (incorporated herein by reference to Exhibit 2.4 of our Current Report on Form 8-K dated October 15, 2004).
3.1	Amended and Restated Memorandum and Articles of Association of United America Indemnity, Ltd. (incorporated herein by reference to Exhibit 4.1 of our Registration Statements on Form S-8 (Registration No. 333-122569) filed on February 4, 2005).
4.1	Note and Guarantee Agreement dated July 20, 2005, among United America Indemnity Group, Inc., United America Indemnity, Ltd. and the Investors named therein (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).
4.2	Form of 6.22% Guaranteed Senior Note due 2015 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).

Exhibit No.		Description

4.3		Form of Specimen Certificate for Registrant’s Class A Common Shares (incorporated herein by reference to Exhibit 4.3 of Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 15, 2003).
10.1		Amended and Restated Shareholders Agreement dated December 15, 2003, by and among United National Group, Ltd., U.N. Holdings (Cayman) Ltd. and those trusts signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.2		Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of April 10, 2006, by and among United America Indemnity, Ltd., U.N. Holdings (Cayman) Ltd., those co-investment funds signatory thereto and those trust signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 20, 2006).
10	.3*	Management Shareholders Agreement, dated as of September 5, 2003, by and among United National Group, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.4*	Amendment to Management Shareholders’ Agreement, dated as of January 1, 2006, by and among United America Indemnity, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 12, 2006).
10	.5*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P., with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.6*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 1, 2006).
10	.7*	United National Group, Ltd. Stock Incentive Plan and Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.4 of Amendment No 2. to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).
10	.8*	Amendment No. 2 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 9, 2005).
10	.9*	Amendment No. 3 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2006).
10	.10*	Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 9, 2005).
10	.11*	Amendment No. 1 to the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 1, 2006).
10	.12*	Employment Agreement between United America Indemnity, Ltd. and Robert M. Fishman, dated November 9, 2006 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 13, 2006).
10	.13*	Executive Employment Agreement, dated as of April 1, 2006, between Wind River Insurance Company (Bermuda), Ltd. and David R. Whiting (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 17, 2006).
10	.14*	Amended and Restated Executive Employment Agreement, dated January 1, 2005, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 12, 2005).
10	.15*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 12, 2006).

Exhibit No.		Description

10	.16*	Amended and Restated Executive Agreement, dated January 1, 2005, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 12, 2005).
10	.17*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 12, 2006).
10	.18*	Amended and Restated Employment Agreement, dated as of May 4, 2004, by and between United National Insurance Company and William F. Schmidt (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 11, 2005).
10	.19*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and William F. Schmidt (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 12, 2006).
10	.20*	Executive Employment Agreement, dated as of February 15, 2006, between United America Indemnity Group, Inc. and Joseph F. Morris (incorporated herein by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.21*	Amendment to Executive Employment Agreement, dated as of February 15, 2006 between United America Indemnity Group, Inc. and Joseph F. Morris (incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).
10	.22*	Letter Agreement, dated as of August 21, 2006, by and between Joseph F. Morris, United America Indemnity Group, Inc., and United America Indemnity, Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 29, 2006).
21	.1+	List of Subsidiaries.
23	.1+	Consent of PricewaterhouseCoopers LLP.
31	.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United America Indemnity, Ltd.

By:	/s/ Saul A. Fox
Name: Saul A. Fox
Title:  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2007.

Signature	Title

/s/ Saul A. Fox Saul A. Fox	Chairman, Chief Executive Officer, and Director

/s/ Robert M. Fishman Robert M. Fishman	Director

/s/ Kevin L. Tate Kevin L. Tate	Principal Financial and Accounting Officer

/s/ Troy W. Thacker Troy W. Thacker	Director

/s/ Stephen A. Cozen Stephen A. Cozen	Director

/s/ Richard L. Duszak Richard L. Duszak	Director

/s/ John J. Hendrickson John J. Hendrickson	Director

/s/ Edward J. Noonan Edward J. Noonan	Director

/s/ Kenneth J. Singleton Kenneth J. Singleton	Director

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES

	As of December 31, 2006
			Amount
			Included in the
	Cost *	Value	Balance Sheet
(In thousands)

Type of Investment:
Bonds:
United States Government and government agencies and authorities	$236,820	$236,876	$236,876
States, municipalities, and political subdivisions	659,528	657,095	657,095
Public Utilities	36,723	35,817	35,817
All other corporate bonds	319,945	316,896	316,896

Total bonds	1,253,016	1,246,684	1,246,684

Equity securities:
Common stocks:
Public Utilities	3,813	4,629	4,629
Banks, trusts and insurance companies	11,962	13,619	13,619
Industrial and miscellaneous	41,576	52,755	52,755
Non-redeemable preferred stock	3,991	4,369	4,369

Total equity securities	61,342	75,372	75,372

Other long-term investments	24,712	60,863	60,863

Total investments	$1,339,070	$1,382,919	$1,382,919

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Only)

Balance Sheets

	As of	As of
	December 31, 2006	December 31, 2005
(Dollars in thousands, except per share data)

ASSETS
Cash and cash equivalents	$1,716	$512
Equity in unconsolidated subsidiaries(1)	760,296	639,788
Due from affiliates	8,511	—
Other assets	1,030	1,901

Total assets	$771,553	$642,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Due to affiliates	$—	$1,925
Note payable to affiliate(1)	6,000	—
Other liabilities	2,283	349

Total liabilities	8,283	2,274

Commitments and contingencies
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,507,919 and 23,868,402 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	515,357	504,541
Accumulated other comprehensive income	22,580	9,471
Retained earnings	225,329	125,911

Total shareholders’ equity	763,270	639,927

Total liabilities and shareholders’ equity	$771,553	$642,201

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
(Parent Only)

Statement of Operations and Comprehensive Income

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
(Dollars in thousands)

Revenues:
Total revenues	$98	$3
Expenses:
Other expenses	8,585	5,695

Loss before equity in earnings of unconsolidated subsidiaries	(8,487)	(5,692)
Equity in earnings of unconsolidated subsidiaries(1)	107,905	71,285

Net income	99,418	65,593

Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	13,109	(6,036)

Other comprehensive income (loss), net of tax	13,109	(6,036)

Comprehensive income, net of tax	$112,527	$59,557

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
(Parent Only)

Statement of Cash Flows

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
(Dollars in thousands)

Cash flows from operating activities:
Net income	$99,418	$65,593
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in earnings of unconsolidated subsidiaries	(107,905)	(71,285)
Adjustment to equity in earnings of unconsolidated subsidiaries — restricted stock and stock options	—	6,242
Restricted stock and stock options	4,810	664
Change in:
Due to affiliates	(10,436)	(1,286)
Other liabilities	2,800	16
Other — net	5	310

Net cash (used for) provided by operating activities	(11,308)	254

Cash flows from investing activities:
Capital contributions from (to) subsidiaries(1)	506	(515)

Net cash provided by (used for) investing activities	506	(515)

Cash flows from financing activities:
Issuance of common shares	1,000	—
Proceeds from exercise of stock options	4,575	—
Excess tax benefit from share-based compensation plans	431	—
Note issued to related party	6,000	—

Net cash provided by financing activities	12,006	—

Net increase (decrease) in cash and equivalents	1,204	(261)
Cash and cash equivalents at beginning of period	512	773

Cash and cash equivalents at end of period	$1,716	$512

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

Non-cash transactions:

In connection with the merger with Penn-America Group, Inc. on January 24, 2005, the Company issued 7.9 million Class A common shares valued at $141.9 million and issued options to purchase 0.2 million shares with a fair value of $1.6 million during 2005.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

		Future
		Policy Benefits,
		Losses,		Other Policy
	Deferred Policy	Claims and	Unearned	and
Segment	Acquisition Costs	Loss Expenses	Premiums	Benefits Payable
(Dollars in thousands)

At December 31, 2006:
Insurance Operations	$60,086	$1,702,010	$283,265	$—
At December 31, 2005:
Insurance Operations	$59,339	$1,914,224	$272,552	$—
At December 31, 2004:
Insurance Operations	$29,735	$1,876,510	$152,166	$—

			Benefits,		Corporate and
		Net	Claims, Losses	Amortization of	Other
	Premium	Investment	and Settlement	Deferred Policy	Operating	Premiums
Segment	Revenue	Income	Expenses	Acquisition Costs	Expenses	Written
(Dollars in thousands)

For the year ended December 31, 2006:
Insurance Operations	$546,469	$—	$304,355	$(145,738)	$—	$560,535
Corporate	—	66,538	—	—	16,515	—

Total	$546,469	$66,538	$304,355	$(145,738)	$16,515	$560,535

For the year ended December 31, 2005:
Insurance Operations	$475,430	$—	$288,124	$(107,423)	$—	$519,733
Corporate	—	47,118	—	—	14,810	—

Total	$475,430	$47,118	$288,124	$(107,423)	$14,810	$519,733

For the year ended December 31, 2004:
Insurance Operations	$230,140	$—	$133,838	$(53,158)	$—	$280,208
Corporate	—	20,165	—	—	11,552	—

Total	$230,140	$20,165	$133,838	$(53,158)	$11,552	$280,208

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE IV — REINSURANCE EARNED PREMIUMS

					Percentage of
	Gross	Ceded to Other	Assumed from		Amount
	Amount	Companies	Other Companies	Net Amount	Assumed to Net
(Dollars in thousands)

For the year ended December 31, 2006:
Property & Liability Insurance	$639,878	$95,784	$2,375	$546,469	0.4%
For the year ended December 31, 2005:
Property & Liability Insurance	580,068	111,339	6,701	475,430	1.4%
For the year ended December 31, 2004:
Property & Liability Insurance	434,312	204,172	—	230,140	0.0%

UNITED AMERICAN INDEMNITY, LTD.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning of	to Costs	to Other	Other	End of
Description	Period	and Expenses	Accounts	Deductions	Period
(Dollars in thousands)

For the year ended December 31, 2006:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$621	$413	$—	$—	$1,034
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	—	75	—	—	75
For the year ended December 31, 2005:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$70	$23	$528	$—	$621
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	—	—	—	—	—
For the year ended December 31, 2004:
Investment asset valuation reserves:	$—	$—	$—	$—	$—
Mortgage loans	—	—	—	—	—
Real estate
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$—	$—	$70	$—	$70
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	—	—	—	—	—

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

	Deferred	Reserves for Unpaid
	Policy	Claims and Claim
	Acquisition	Adjustment	Discount if	Unearned
	Costs	Expenses	Any Deducted	Premiums
(Dollars in thousands)

Consolidated Property & Casualty Entities:
As of December 31, 2006	$60,086	$1,702,010	$—	$283,265
As of December 31, 2005	59,339	1,914,224	—	272,552
As of December 31, 2004	29,735	1,876,510	—	152,166

			Claims and Claim			Paid Claims
		Net	Adjustment Expense		Amortization of	and Claim
	Earned	Investment	Incurred Related to		Deferred Policy	Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written

Consolidated Property & Casualty Entities:
For the year ended December 31, 2006	$546,469	$66,538	$319,927	$(15,572)	$(145,738)	$208,304	$560,535
For the year ended December 31, 2005	475,430	47,118	289,406	(1,282)	(107,423)	184,731	519,733
For the year ended December 31, 2004	230,140	20,165	134,648	(810)	(53,158)	103,247	280,208

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.