Form 10-Q
period 2007-03-31
UNITED AMERICA INDEMNITY, LTD
filed 2007-05-10
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2007, the registrant had outstanding 24,682,764 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;

2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., U.N. Holdings Inc., which was dissolved on May 31, 2006, Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations;

3)	“United America Insurance Group” refers to our U.S. Insurance Operations;

4)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;

5)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, the United National Insurance Companies, International Underwriters, LLC, and J.H. Ferguson & Associates, LLC;

6)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;

7)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;

8)	our “Insurance Operations” refers to the U.S. Insurance Operations;

9)	our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Barbados and Wind River Bermuda prior to the amalgamation, which occurred on September 30, 2006;

10)	“Wind River Barbados” refers to Wind River Insurance Company (Barbados), Ltd.;

11)	“Wind River Bermuda” refers to Wind River Insurance Company, Ltd.;

12)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Barbados was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Bermuda;

13)	our “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006;

14)	our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.;

15)	our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance;

16)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;

17)	“AIS” refers to American Insurance Service, Inc.;

18)	“United National Group” refers to the United National Insurance Companies and Emerald Insurance Company;

19)	“Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies;

20)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I and Penn-America Statutory Trust II;

21)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

22)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

23)	“$” or “dollars” refers to U.S. dollars.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2007	December 31, 2006
Bonds:
Available for sale securities, at fair value (amortized cost: $1,264,837 and $1,253,016)	$1,261,604	$1,246,684
Preferred shares:
Available for sale securities, at fair value (cost: $3,418 and $3,991)	3,418	4,369
Common shares:
Available for sale securities, at fair value (cost: $58,373 and $57,351)	71,235	71,003
Other invested assets
Available for sale securities, at fair value (cost: $24,712 and $24,712)	62,273	60,863

Total investments	1,398,530	1,382,919

Cash and cash equivalents	318,277	273,745
Accounts receivable	6,468	8,579
Agents’ balances	84,448	86,409
Reinsurance receivables	948,725	982,502
Accrued investment income	12,984	13,150
Deferred federal income taxes	10,665	12,661
Deferred acquisition costs	60,441	60,086
Goodwill	84,246	84,246
Intangible assets	23,276	23,528
Prepaid reinsurance premiums	36,237	38,335
Other assets	17,494	18,456

Total assets	$3,001,791	$2,984,616

Liabilities:
Unpaid losses and loss adjustment expenses	$1,699,707	$1,702,010
Unearned premiums	276,787	283,265
Federal income taxes payable	3,299	379
Amounts held for the account of others	15,624	15,491
Ceded balances payable	17,421	16,235
Insurance premium payable	1,433	1,797
Contingent commissions	3,645	8,629
Payable for securities	9,978	—
Senior notes payable	90,000	90,000
Junior subordinated debentures	61,857	61,857
Notes and loans payable	1,734	4,382
Other liabilities	30,750	37,301

Total liabilities	2,212,235	2,221,346

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,675,361 and 24,507,919 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	516,386	515,357
Accumulated other comprehensive income	24,948	22,580
Retained earnings	248,218	225,329

Total shareholders’ equity	789,556	763,270

Total	$3,001,791	$2,984,616

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)
	Quarter Ended March 31,
	2007	2006
Revenues:

Gross premiums written	$152,536	$159,558

Net premiums written	$134,055	$135,337

Net premiums earned	$138,437	$135,430
Net investment income	18,868	13,679
Net realized investment gains	225	43

Total revenues	157,530	149,152

Losses and Expenses:
Net losses and loss adjustment expenses	81,841	78,964
Acquisition costs and other underwriting expenses	42,882	44,988
Corporate and other operating expenses	3,564	4,258
Interest expense	2,905	2,720

Income before income taxes	26,338	18,222
Income tax expense	4,074	1,093

Income before minority interest and equity in net income of partnership	22,264	17,129
Minority interest	—	(4)
Equity in net income of partnership	170	532

Income before discontinued operations	22,434	17,657
Discontinued operations, net of taxes	159	121
Net income	$22,593	$17,778

Per share data:

Income from continuing operations:
Basic	$0.61	$0.49

Diluted	$0.60	$0.48

Discontinued operations:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income:
Basic	$0.61	$0.49

Diluted	$0.60	$0.48

Weighted-average number of shares outstanding:
Basic	37,112,783	36,565,476

Diluted	37,521,712	36,949,146

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Quarter Ended March 31,
	2007	2006
Net income	$22,593	$17,778

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	2,810	(6,127)
Less: Reclassification adjustment for (losses) gains included in net income	146	59

Other comprehensive income (loss), net of tax	2,664	(6,186)

Comprehensive income, net of tax	$25,257	$11,592

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Quarter Ended	Year Ended
	March 31, 2007	December 31, 2006
Number of Class A common shares:
Number at beginning of period	24,507,919	23,868,402
Class A common shares issued under share incentive plans	163,679	618,797
Class A common shares issued to directors	3,763	20,720

Number at end of period	24,675,361	24,507,919

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3
Class A common shares issued	—	—

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$515,357	$504,541
Contributed capital from Class A common shares	—	1,000
Share compensation plans	1,029	9,816

Balance at end of period	$516,386	$515,357

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$22,580	$9,471
Other comprehensive income	2,664	13,109
Adoption of SFAS 155	(296)	—

Balance at end of period	$24,948	$22,580

Retained earnings:
Balance at beginning of period	$225,329	$125,911
Net income	22,593	99,418
Adoption of SFAS 155	296	—

Balance at end of period	$248,218	$225,329

Total shareholders’ equity	$789,556	$763,270

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Quarter Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$22,593	$17,778
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	65	65
Amortization and depreciation	254	509
Restricted stock expense	861	2,769
Gain on extinguishment of note payable	(277)	—
Deferred federal income taxes	1,093	505
Amortization of bond premium and discount, net	94	1,495
Net realized investment gains	(225)	(43)
Minority interest	—	4
Equity in net income of partnerships	(170)	(532)
Changes in:
Agents’ balances	1,961	(72)
Account receivables	1,285	3,896
Reinsurance receivables	33,777	65,707
Unpaid losses and loss adjustment expenses	(2,303)	(51,932)
Unearned premiums	(6,478)	(1,431)
Ceded balances payable	1,186	(3,000)
Insurance premiums payable	(364)	(473)
Other assets and liabilities, net	(7,095)	9,722
Amounts held for the account of others	133	(3,305)
Contingent commissions	(4,984)	(4,770)
Prepaid reinsurance premiums	2,098	1,338
Federal income taxes receivable	2,920	643
Deferred acquisition costs	(355)	496
Other – net	102	627

Net cash provided by operating activities	46,171	39,996

Cash flows from investing activities:
Proceeds from sale of bonds	27,464	35,414
Proceeds from sale of stocks	8,957	12,339
Proceeds from maturity of bonds	29,500	5,020
Proceeds from sale of other invested assets	—	861
Purchase of bonds	(59,117)	(157,339)
Purchase of stocks	(8,507)	(10,673)
Purchase of other invested assets	—	(6)

Net cash used for investing activities	(1,703)	(114,384)

Cash flows from financing activities:
Borrowing under credit facility	6	907
Repayments of credit facility	(1,229)	(1,222)
Proceeds from exercises of stock options	1,405	—
Tax benefits associated with SFAS 123R	148	199
Principal payments of term debt	(266)	(137)

Net cash provided by (used for) financing activities	64	(253)

Net change in cash and cash equivalents	44,532	(74,641)
Cash and cash equivalents at beginning of period	273,745	220,122

Cash and cash equivalents at end of period	$318,277	$145,481

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Principles of Consolidation and Basis of Presentation
United America Indemnity, Ltd. (“United America Indemnity” or the “Company”), was incorporated on August 26, 2003, and is domiciled in the Cayman Islands. The Company’s Class A common stock is publicly traded on the NASDAQ Global Market under the trading symbol “INDM”.
The consolidated financial statements as of March 31, 2007 and 2006 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2007 and 2006 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2006 Annual Report on Form 10-K.
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
2. Investments
The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. In 2007, the difference between amortized cost and fair value of these investments, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. In 2006, the difference between amortized cost and fair value of these investments, excluding the derivative components embedded in bonds and preferred stock, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. In 2006, the difference between amortized cost and fair value of the derivative components is included in income.
As stated in Note 3 of the consolidated financial statements in Item 8 of Part II in the Company’s 2006 Annual Report on Form 10-K, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) on January 1, 2007 and irrevocably elected to measure the Company’s convertible bond and

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
convertible preferred stock portfolios at estimated fair value. The changes in the market value of the Company’s convertible bond and convertible preferred stock portfolios are recognized as realized gains and losses in the current period. Since the Company realizes the change in market value, cost and market value are the same for these securities.
Bonds available for sale with an estimated fair market value of approximately $748.1 million and $718.1 million were deposited with various governmental authorities in accordance with statutory requirements at March 31, 2007 and December 31, 2006, respectively. In addition, bonds with an estimated fair market value of $5.9 million and $5.8 million at March 31, 2007 and December 31, 2006, respectively, were held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2007:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
(Dollars in	Number of	Estimated	Amortized		Months or	Seven Months	than One
thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)
Bonds	379	$685,725	$696,541	$10,816	$475	$962	$9,379
Common Stock	18	7,743	8,052	309	281	28	—

				$11,125	$756	$990	$9,379

(1)	At March 31, 2007, the Company had 292 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $462.6 million and $472.0 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. All of these securities are investment grade.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2006:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
(Dollars in	Number of	Estimated	Amortized		Months or	Seven Months	than One
thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)
Bonds	414	$725,155	$738,781	$13,626	$981	$1,548	$11,097
Common Stock	7	2,362	2,410	48	29	19	—

				$13,674	$1,010	$1,567	$11,097

(1)	At December 31, 2006, the Company had 299 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $436.7 million and $447.8 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.8% of the value of these securities are investment grade.
Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of March 31, 2007 concluded the gross unrealized losses discussed above are not other than temporary impairments. Accordingly, these gross unrealized losses are recognized as a component of shareholders’ equity, net of taxes.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
credit rating action occurred, (4) scheduled interest payments were delayed or missed, and (5) changes in laws or regulations have affected an issuer or industry.
The amount of any write-down, including those that are deemed to be other than temporary, is included in earnings as a realized loss in the period in which the impairment arose.
For equity securities, a decline in value is considered to be other than temporary if an unrealized loss has either (1) persisted for more than 12 consecutive months, or (2) the value of the investment has been 20% or more below cost for six continuous months or more. For securities with significant declines in value for periods shorter than six continuous months, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value.
The Company recorded the following other than temporary losses on its investment portfolio for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
(Dollars in thousands)	2007	2006
Bonds	$21	$—
Preferred stock	—	167

Total	$21	$167

3. Reinsurance
The Company cedes insurance to unrelated reinsurers on a pro rata (“quota share”) and excess of loss basis in the ordinary course of business to limit its net loss exposure on insurance contracts. Reinsurance ceded arrangements do not discharge the Company of primary liability as the originating insurer. Moreover, reinsurers may fail to pay the Company due to a lack of reinsurer liquidity, perceived improper underwriting, losses for risks that are excluded from reinsurance coverage, and other similar factors, all of which could adversely affect the Company’s financial results.
At March 31, 2007 and December 31, 2006, the Company carried reinsurance receivables of $948.7 million and $982.5 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment is due to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $18.5 million at March 31, 2007 and December 31, 2006. The second purchase accounting adjustment netted uncollectible reinsurance reserves against the reinsurance receivables to properly reflect the reinsurance receivables at their fair value on the date the Company acquired all of the outstanding common stock of Wind River Investment Corporation and its subsidiaries (“Wind River Acquisition date”). This purchase accounting adjustment was $13.3 million and $20.5 million at March 31, 2007 and December 31, 2006, respectively. The change is primarily due to a commutation of the Company’s reinsurance agreement with an unrelated third party reinsurer that reduced the uncollectible reinsurance reserve by $6.5 million. The Company received $3.5 million in cash as a result of this commutation.
At March 31, 2007 and December 31, 2006, the Company held collateral securing its reinsurance receivables of $651.9 million and $642.9 million, respectively, an increase of $9.0 million or 1.4%. Prepaid reinsurance premiums

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
were $36.2 million and $38.3 million at March 31, 2007 and December 31, 2006, respectively, a decrease of $2.1 million or 5.5%. Reinsurance receivables, net of collateral held, were $296.8 million and $339.6 million at March 31, 2007 and December 31, 2006, respectively, a decrease of $42.8 million or 12.6%.
During the quarters ended March 31, 2007 and 2006, the Company recorded the following ceded amounts:

	Quarter Ended March 31,
(Dollars in thousands)	2007	2006
Earned premium	$20,577	$25,558
Commissions	4,529	5,666
Incurred losses	11,355	14,708
The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases property catastrophe coverage. There have been no changes to the Company’s catastrophe reinsurance treaties since December 31, 2006. The current treaties expire on May 31, 2007. The Company did not cede any incurred losses under the property catastrophe contracts during the quarter ended March 31, 2007.
The Company evaluated retention levels during 2006 to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance levels and capital levels. As a result of this analysis, the Company increased its property retention from $0.5 million to $1.0 million during the first quarter of 2007.
4. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters ended March 31, 2007 and 2006 were as follows:

Quarter Ended March 31, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$77,919	$145,602	$(70,985)	$152,536

Net premiums written	$74,482	$59,573	$—	$134,055

Net premiums earned	$69,580	$68,857	$—	$138,437
Net investment income	10,403	13,011	(4,546)	18,868
Net realized investment gains	—	246	(21)	225

Total revenues	79,983	82,114	(4,567)	157,530
Losses and Expenses:
Net losses and loss adjustment expenses	42,726	39,115	—	81,841
Acquisition costs and other underwriting expenses	24,799	18,414	(331)	42,882
Corporate and other operating expenses	1,547	1,841	176	3,564
Interest expense	—	7,451	(4,546)	2,905

Income before income taxes	$10,911	$15,293	$134	$26,338

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Quarter Ended March 31, 2006:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$64,199	$159,503	$(64,144)	$159,558

Net premiums written	$64,193	$71,144	$—	$135,337

Net premiums earned	$63,881	$71,549	$—	$135,430
Net investment income	8,898	9,327	(4,546)	13,679
Net realized investment gains (losses)	88	(82)	37	43

Total revenues	72,867	80,794	(4,509)	149,152
Losses and Expenses:
Net losses and loss adjustment expenses	36,841	42,123	—	78,964
Acquisition costs and other underwriting expenses	23,031	21,641	316	44,988
Corporate and other operating expenses	2,000	2,065	193	4,258
Interest expense	—	7,266	(4,546)	2,720

Income before income taxes	$10,995	$7,699	$(472)	$18,222

The following table summarizes the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended		Quarter Ended
	March 31, 2007		March 31, 2006
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$5,420	20.6%	$2,549	14.0%
Adjustments:
Tax exempt interest	(600)	(2.3)	(1,252)	(6.9)
Dividend exclusion	(116)	(0.4)	(125)	(0.7)
Other	(630)	(2.4)	(79)	(0.4)

Income tax expense	$4,074	15.5%	$1,093	6.0%

The Company recognized tax expense on discontinued operations of $ 0.1 million and $0.2 million for the quarters ended March 31, 2007 and 2006, respectively.
The effective tax rate for the quarter ended March 31, 2007 was 15.5%, compared with an effective rate of 6.0% for the quarter ended March 31, 2006. The increase in the effective tax rate is due to a decrease in tax-exempt income and increases in underwriting income and net investment income of the Company’s U.S. Subsidiaries. The effective rates differed from the weighted average expected rate of 20.6% and 14.0% for the quarters ended March 31, 2007 and 2006, respectively, primarily due to investments in tax-exempt securities.
The alternative minimum tax (“AMT”) carryforward was $1.2 million and $2.8 million as of March 31, 2007 and December 31, 2006, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before March 1, 2003. The Internal Revenue Service (“IRS”) commenced examinations of the Company’s U.S. income tax returns for the period from September 6, 2003 through December 31, 2003 and the year ended December 31, 2004 in the third quarter of 2006. The examinations are expected to be completed by the end of 2007.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
authorities. As a result of the implementation, the Company recognized no material adjustment to reserves for uncertain tax positions. At January 1, 2007, the date of the implementation, the Company has $3.6 million of total gross unrecognized tax benefits, not including interest and penalties. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. There has been no change to the amount during the quarter ended March 31, 2007.
The Company is not aware of anything at this time that would require it to make any changes to its tax reserve.
The Company classifies all interest and penalties as income tax expense. As of January 1, 2007, the Company has recorded $0.4 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
5. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at March 31, 2007, the related adjustments could have a material impact on the Company’s results of operations.
During the quarter ended March 31, 2007, the Company reduced its reinsurance reserve allowance by $1.6 million.
6. Notes and Loans Payable
Notes Payable
Notes payable and term loans assumed through the acquisition of Penn Independent Corporation consists of a $2.5 million revolving line of credit which expires on November 30, 2007, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amounts due on the line of credit as of March 31, 2007 and December 31, 2006 were $0.3 million and $1.5 million, respectively. Interest expense resulting from the line of credit was $0.02 million and $0.04 million for the quarters ended March 31, 2007 and 2006, respectively.
Loans Payable
Loans payable of $1.4 million and $2.8 million as of March 31, 2007 and December 31, 2006 were comprised of one and three loans payable, respectively, to vendors and former minority shareholders in certain of the Company’s subsidiaries. Interest expense related to loans payable was $0.01 million and $0.04 million for the quarters ended March 31, 2007 and 2006, respectively.
7. Related Party Transactions
As of March 31, 2007, Fox Paine & Company beneficially owns shares having approximately 84.8% of the Company’s total share voting authority. Two of the Company’s directors, including the Chairman and Chief Executive Officer, are employees of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.
At March 31, 2007 and December 31, 2006, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was made in June 2000 and pre-dates the September 5, 2003

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $6.1 million and $5.9 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, the Company had a remaining capital commitment of $4.1 million to the partnership.
During the quarter ended March 31, 2007, the Company accrued $0.4 million for legal services rendered by Cozen O’Connor. During the quarter ended March 31, 2006, the Company paid $0.04 million to Cozen O’Connor. There were no payments to Cozen O’Connor during the quarter ended March 31, 2007. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
During the quarters ended March 31, 2007 and 2006, the Company directly reimbursed Fox Paine & Company $0.1 and $0.05 million, respectively, for expenses incurred in providing management services.
During the quarters ended March 31, 2007 and 2006, the Company paid $0.2 million and $0.02 million, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”), a current participant on the Company’s $30.0 million in excess of $30.0 million and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties. No losses have yet been ceded by the Company under these treaties. Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. During the quarter ended March 31, 2007, the Company estimated that $3.3 million of written premium and $0.2 million of losses has been assumed by Validus from Wind River Reinsurance. Edward J. Noonan, the chairman and chief executive officer of Validus, is a member of the Company’s Board of Directors.
8. Commitments and Contingencies
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
9. Shareholders’ Equity
Shareholders’ equity as of March 31, 2007 and December 31, 2006 was $789.6 million and $763.3 million, respectively. The increase of $26.3 million during 2007 was primarily due to net income for the quarter of $22.6 million, an increase in accumulated other comprehensive income of $2.4 million due to net unrealized gains on investments of $2.7 million and a decrease of $0.3 million due to the adoption of SFAS 155, an increase in additional paid-in-capital of $1.0 million due to restricted stock and stock option compensation accruals of $2.4 million related to awards under the Share Incentive Plan (please see Note 14 to the consolidated financial statements in Item 8 of Part II in the Company’s 2006 Annual Report on Form 10-K for further information regarding the Share Incentive Plan) and a reduction of $1.4 million for vested options that were purchased from former executives, and an increase to retained earnings of $0.3 million due to the adoption of SFAS 155. There was no net effect to shareholders’ equity as a result of the adoption of SFAS 155.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
10. Share-Based Compensation Plans
On March 29, 2007, the Company agreed to resolve the lawsuit against its former executives. (Please see Item 3 of Part I of the Company’s 2006 Annual Report on 10-K for details concerning this lawsuit.) As part of the settlement reached with Messrs. Schmidt and Ritz, the Company purchased their vested options for $1.4 million and retired their unvested options. For further details concerning the terms of this settlement, please see the Company’s Current Report on Form 8-K filed on March 29, 2007.
11. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Income from continuing operations	$22,434	$17,657
Discontinued operations	159	121

Net income	$22,593	$17,778

Basic earnings per share:
Weighted average shares for basic earnings per share	37,112,783	36,565,476

Income from continuing operations	$0.61	$0.49
Discontinued operations	0.00	0.00

Net income	$0.61	$0.49

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,521,712	36,949,146

Income from continuing operations	$0.60	$0.48
Discontinued operations	0.00	0.00

Net income	$0.60	$0.48

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended March 31,
	2007	2006
Weighted average shares for basic earnings per share	37,112,783	36,565,476
Non-vested restricted stock	29,371	13,313
Options and warrants	379,558	370,357

Weighted average shares for diluted earnings per share	37,521,712	36,949,146

12. Segment Information
The Company manages its business through two business segments: Insurance Operations, which includes the operations of the United America Insurance Group, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.
The Company’s Reinsurance Operations segment resulted from the amalgamation of the Non-U.S. Insurance Operations into a single Bermuda based entity, Wind River Reinsurance, in September 2006. The Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. As such, there are no results for the Reinsurance Operations segment for the prior year.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
As a result of the sale of substantially all of the assets of the Company’s Agency Operations in September 2006, the Company no longer has an Agency Operations segment, and the results of its Agency Operations are now classified as discontinued operations.
The Insurance Operations segment, the Reinsurance Operations segment, and the discontinued Agency Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 3 to the consolidated financial statements in Item 8 of Part II in the Company’s 2006 Annual Report on Form 10-K.
Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2007:	Insurance
(Dollars in thousands)	Operations	Reinsurance(1)		Corporate	Eliminations	Total
Revenues:
Gross premiums written	$145,602	$6,934		$—	$—	$152,536

Net premiums written	$130,558	$3,497		$—	$—	$134,055

Net premiums earned	$137,714	$723		$—	$—	$138,437
Net investment income	—	—		18,868	—	18,868
Net realized investment gains	—	—		225	—	225

Total revenues	137,714	723		19,093	—	157,530
Losses and Expenses:
Net losses and loss adjustment expenses	81,377	464		—	—	81,841
Acquisition costs and other underwriting expenses	42,082	1,131	(2)	—	(331)	42,882
Corporate and other operating expenses	—	—		3,388	176	3,564
Interest expense	—	—		2,905	—	2,905

Income before income taxes	$14,255	$(872)		$12,800	$155	26,338

Income tax expense						4,074

Income before equity in net income of partnership						22,264
Equity in net income of partnership						170

Income before discontinued operations						22,434
Discontinued operations, net of taxes						159

Net income						$22,593

Total Assets	$—	$—		$3,001,791	$—	$3,001,791

(1)	– Direct business only, excluding business assumed from affiliates.

(2)	– Includes excise tax of $743.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Quarter Ended March 31, 2006:	Insurance
(Dollars in thousands)	Operations	Corporate	Eliminations	Total
Revenues:
Gross premiums written	$159,558	$—	$—	$159,558

Net premiums written	$135,337	$—	$—	$135,337

Net premiums earned	$135,430	$—	$—	$135,430
Net investment income	—	13,679	—	13,679
Net realized investment gains	—	43	—	43

Total revenues	135,430	13,722	—	149,152
Losses and Expenses:
Net losses and loss adjustment expenses	78,964	—	—	78,964
Acquisition costs and other underwriting expenses	44,672	—	316	44,988
Corporate and other operating expenses	—	4,258	—	4,258
Interest expense	—	2,720	—	2,720

Income before income taxes	$11,794	$6,744	$(316)	18,222

Income tax expense				1,093

Income before minority interest and equity in net income of partnership				17,129
Minority interest				(4)
Equity in net income of partnership				532

Income before discontinued operations				17,657
Discontinued operations, net of eliminations				121

Net income				$17,778

Total Assets	$—	$3,068,162	$—	$3,068,162

13. Supplemental Cash Flow Information
Interest Paid

	Quarter Ended March 31,
(Dollars in thousands)	2007	2006
Interest paid	$4,236	$3,986
14. Subsequent Events
On May 9, 2007, the Company announced that the Board of Directors had appointed Larry A. Frakes as the Company’s President and Chief Operating Officer, effective immediately. Mr. Frakes was also appointed to the position of President and Chief Executive Officer of United America Insurance Group. The employment of Robert M. Fishman, former President and Chief Executive Officer of United America Insurance Group, terminated on May 8, 2007.

UNITED AMERICA INDEMNITY, LTD.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Developments
We commuted a reinsurance agreement with an unrelated third party reinsurer. As part of the commutation, we received $3.5 million in cash during the first quarter of 2007. The impact of the commutation was over-reserved in prior years and resulted in a pre-tax net benefit of $0.7 million to our results of operations for the quarter ended March 31, 2007.
Effective January 1, 2007, Wind River Reinsurance entered into two limited liability quota share reinsurance agreements with unrelated third parties. To reduce its exposure on these agreements, Wind River Reinsurance has entered into two separate quota share retrocession agreements: one with Validus Reinsurance, Ltd., which is a related party, and another with an unrelated third party.
Effective January 1, 2007, each of the quota share agreements between Wind River Reinsurance and our U.S. Insurance Operations expired and was consolidated into a collection of identical quota share reinsurance agreements. Under these new agreements, the U.S. Insurance Operations have agreed to cede 50% of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007, to Wind River Reinsurance.
On March 29, 2007, we agreed to settle the lawsuit against William F. Schmidt, former President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, former Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, former Senior Vice President — Claims of United America Insurance Group. For additional information regarding the settlement, please see Item 1 of Part II of this report.
On March 30, 2007, we closed on the sale of our Hatboro, Pennsylvania property to a local real estate developer.
On May 9, 2007, we announced that our Board of Directors had appointed Larry A. Frakes as our President and Chief Operating Officer, effective immediately. Mr. Frakes was also appointed to the position of President and Chief Executive Officer of United America Insurance Group. The employment of Robert M. Fishman, former President and Chief Executive Officer of United America Insurance Group, terminated on May 8, 2007.
Overview
We distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.
The business classifications within our Insurance Operations segment are: 1) Small Business, which distributes its products to small commercial businesses through a select network of general agents with specific binding authority; 2) Programs, which markets insurance products for targeted insured segments as well as specialty products, such as professional lines through program administrators, with specific binding authority; and 3) Specialty Wholesale, which markets property, casualty, and professional liability products through wholesale brokers. Our Reinsurance Operations segment offers third party treaty and facultative reinsurance products for surplus, excess and specialty lines of business.
We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.

UNITED AMERICA INDEMNITY, LTD.
Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to incur on the insurance policies we write. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on the insurance policies we write, net of ceding commissions earned from reinsurers and allocated internal costs. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, and salaries and benefits for holding company personnel. Interest expense consists of interest paid on funds held on behalf of others, senior notes payable and junior subordinated debentures.
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
Liability For Unpaid Losses And Loss Adjustment Expenses
Although variability is inherent in estimates, we believe that the liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverages with respect to insured events. The process of estimating the liability for property and casualty unpaid losses and loss adjustment expenses is a complex process, requiring the use of informed estimates and judgments. This liability includes an amount determined on the basis of claim adjusters’ evaluations with respect to known insured events and an amount for losses incurred but not yet reported to us.
We are directly liable for losses and loss adjustment expenses under the terms of the insurance policies that we write. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us, and our payment of that loss. We reflect our liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves as balance sheet liabilities for both reported and unreported claims.
The method for determining our liability for unpaid losses and loss adjustment expenses includes, among other things, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments.
Loss reserves included in our financial statements represent management’s best estimates based upon an actuarially derived point estimate and other considerations. Our actuaries use a variety of techniques to establish our liabilities

UNITED AMERICA INDEMNITY, LTD.
for unpaid losses and loss adjustment expenses, all of which involve significant judgments and assumptions. Losses generated by business with common characteristics are aggregated into groups as losses are evaluated:
•	For property losses, we generally employ an expected loss ratio approach for more recent months in the current accident year and employ a blend of expected loss ratios and incurred development methods for older months in the current accident year. For older accident years, we generally employ incurred loss development tests.

•	For primary casualty losses, we generally employ an expected loss ratio approach for the current accident year. For more recent prior accident years, we generally employ a blend of expected loss ratios and incurred development methods. For older accident years, we generally employ a variety of paid and incurred loss development tests.

•	For excess and umbrella losses, we generally employ an expected loss ratio approach for both the current accident year as well as more recent prior accident years. For older accident years, we generally employ a variety of paid and incurred loss development tests.
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
The tables below identify the components of our gross and net unpaid loss and loss adjustment expenses as of March 31, 2007:

	Gross Reserves
(Dollars in thousands)	Case	IBNR	Total
Small Business	$157,157	$399,492	$556,649
Program	313,742	802,423	1,116,165
Specialty Wholesale	13,985	12,289	26,274

Insurance Operations	484,884	1,214,204	1,699,088
Reinsurance Operations	—	619	619

Total	$484,884	$1,214,823	$1,699,707

	Net Reserves (1)
(Dollars in thousands)	Case	IBNR	Total
Small Business	$141,263	$336,820	$478,083
Program	76,966	198,542	275,508
Specialty Wholesale	7,167	9,714	16,881

Insurance Operations	225,396	545,076	770,472
Reinsurance Operations	—	463	463

Total	$225,396	$545,539	$770,935

(1)	– Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
We continually review these estimates and, based on new developments and information, we include adjustments of the probable ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Change in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” is recorded in the period that the change in these estimates is made. We do not and have not previously discounted our GAAP loss reserves, except for reserves resulting from the purchase accounting adjustments made at the time of the purchase of Wind River Investment Corporation and the merger with Penn-America Group, Inc. of $49.4 million and $19.5 million, respectively.

UNITED AMERICA INDEMNITY, LTD.
As mentioned in the preceding paragraph, the ultimate liability for losses and loss adjustment expenses may be higher or lower than previously indicated. The table below illustrates the sensitivity to a hypothetical change to our net loss and loss adjustment expense reserves as of March 31, 2007. The selected scenarios are not predictions of future events, but rather illustrative of the effect that such events may have on shareholders’ equity.

			Percentage
			Increase
	Balance of Net Loss	Change In Net	(Decrease) in
(Dollars in thousands)	and Net Loss	Loss and Net	Shareholders’
Hypothetical Change in Net Loss and	Adjustment Expense	Loss Adjustment	(2)
Loss Adjustment Expense Reserves	Reserves (1)	Expense Reserves	Equity
7.5% increase	$828,755	$57,820	(6.2)%
5.0% increase	809,482	38,547	(4.1)%
2.5% increase	790,208	19,273	(2.1)%
As recorded on March 31, 2007	770,935	—	—
2.5% decrease	751,661	(19,273)	2.1%
5.0% decrease	732,388	(38,547)	4.1%
7.5% decrease	713,115	(57,820)	6.2%

(1)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.

(2)	This presumes that the change in reserves is pro-rata across the entire portfolio of loss reserves for the purpose of determining the net effect on shareholders’ equity.
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
For an analysis of our securities with gross unrealized losses as of March 31, 2007 and December 31, 2006, and for other than temporary losses that we recorded for the quarters ended March 31, 2007 and 2006, please see Note 2 to the consolidated financials statements in Item 1 of Part I of this report.

UNITED AMERICA INDEMNITY, LTD.
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
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We recently concluded our annual impairment review of goodwill and other indefinite lived assets during the first quarter of 2007 and have concluded that goodwill and other indefinite lived assets were not impaired as of December 31, 2006. No events have occurred since then that would indicate that goodwill and other indefinite lived assets were impaired as of March 31, 2007. Impairment is recognized if the fair value of the company is less than its carrying amount.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There is no valuation allowance as of March 31, 2007. The deferred tax asset balance as of March 31, 2007, which includes the alternative minimum tax (“AMT”) carryforward, is analyzed regularly by management. Based on these analyses, we have determined that our AMT carryforward of $1.2 million as of March 31, 2007 is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
We adopted the provisions of FIN 48 on January 1, 2007. As a result, we apply a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 4 to the consolidated financial statements in Item 1 of Part I of this report for a discussion of FIN 48.
Our Business Segments
As a result of the sale of substantially all of the assets of our Agency Operations in September 2006, we no longer have an Agency Operations segment, and the results of our Agency Operations are now classified as discontinued operations.

UNITED AMERICA INDEMNITY, LTD.
As a result of the amalgamation of the Non-U.S. Insurance Operations into a single Bermuda based entity in September 2006, we have a new financial reporting segment, Reinsurance Operations, that offers third party reinsurance products. Our Reinsurance Operations began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. As such, there are no results for our Reinsurance Operations segment for the prior year.
We evaluate the performance of our Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.
The following table sets forth an analysis of financial data from continuing operations for our segments during the periods indicated:

	Quarter Ended
	March 31,
(Dollars in thousands)	2007	2006
Insurance Operations premiums written:
Gross premiums written	$145,602	$159,558
Ceded premiums written	15,044	24,221

Net premiums written	$130,558	$135,337

Reinsurance Operations premiums written:
Gross premiums written	$6,934	$—
Ceded premiums written	3,437	—

Net premiums written	$3,497	$—

Revenues: (1)
Insurance Operations	$137,714	$135,430
Reinsurance Operations	723	—
Corporate	19,093	13,722

Total revenues	$157,530	$149,152

Expenses: (1)
Insurance Operations	$123,459	$123,636
Reinsurance Operations	1,595	—
Corporate	6,293	6,978

Subtotal	131,347	130,614
Intercompany eliminations	(155)	316

Net expenses	$131,192	$130,930

Income (loss) before income taxes: (1)
Insurance Operations	$14,255	$11,794
Reinsurance Operations	(872)	—
Corporate	12,800	6,744

Subtotal	26,183	18,538
Intercompany eliminations	155	(316)

Total income before income taxes	$26,338	$18,222

Insurance combined ratio analysis: (2)
Net losses and loss adjustment expense ratio	59.1	58.3
Other underwriting expense ratio	31.0	33.2

Combined ratio	90.1	91.5

(1)	Excludes the results of our Agency Operations, which have been classified as discontinued operations for 2007 and 2006.

(2)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
Quarter Ended March 31, 2007 Compared with the Quarter Ended March 31, 2006
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $152.5 million for the quarter ended March 31, 2007, compared with $159.6 million for the quarter ended March 31, 2006, a decrease of $7.1 million or 4.4%.
A breakdown of gross premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	March 31, 2007	March 31, 2006	(Decrease)
Small Business	$80,617	$95,055	$(14,438)
Program	53,558	58,446	(4,888)
Specialty Wholesale	11,427	6,057	5,370
Reinsurance	6,934	—	6,934

Total	$152,536	$159,558	$(7,022)

•	Small Business gross premiums written decreased $14.4 million due to a decrease in casualty premiums caused by increased competition from both surplus lines and standard carriers and the recent cancellation of business that did not meet our profitability standards.

•	Program gross premiums written decreased $4.9 million primarily due to decreases in a 1st Party program premium in our property product line and decreases in our umbrella product line as a result of pricing pressures in the market.

•	Specialty Wholesale gross premiums written increased $5.4 million primarily due to continued growth in our property and allied health product writings.

•	Reinsurance gross premiums written were $6.9 million. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the quarter ended March 31, 2007; therefore there were no gross premiums written for our Reinsurance Operations segment for the prior year.
Net premiums written, which equal gross premiums written less ceded premiums written, were $134.1 million for the quarter ended March 31, 2007, compared with $135.3 million for the quarter ended March 31, 2006, a decrease of $1.2 million or 0.9%. The ratio of net premiums written to gross premiums written was 87.9% for the quarter ended March 31, 2007 and 84.8% for the quarter ended March 31, 2006.
A breakdown of net premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	March 31, 2007	March 31, 2006	(Decrease)
Small Business	$75,680	$86,384	$(10,704)
Program	44,681	44,429	252
Specialty Wholesale	10,197	4,524	5,673
Reinsurance	3,497	—	3,497

Total	$134,055	$135,337	$(1,282)

•	Small Business net premiums written decreased $10.7 million primarily due to a decrease in casualty premiums caused by increased competition from both surplus lines and standard carriers and the recent cancellation of business that did not meet our profitability standards.

UNITED AMERICA INDEMNITY, LTD.
•	Program net premiums written increased $0.3 million primarily as a result of an increase in habitational general liability premium offset by decreases in product writings in our umbrella line.

•	Specialty Wholesale net premiums written increased $5.7 million due to continued growth in our property and allied health product writings.

•	Reinsurance net premiums written were $3.5 million. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the quarter ended March 31, 2007; therefore there were no net premiums written for our Reinsurance Operations segment for the prior year.
Net premiums earned were $138.4 million for the quarter ended March 31, 2007, compared with $135.4 million for the quarter March 31, 2006, an increase of $3.0 million or 2.2%. The increase in net premiums earned is primarily due to a $2.3 million increase in net premiums earned of our Insurance Operations segment and $0.7 million of net premiums earned of our Reinsurance Operations segment.
•	The increase in our Insurance Operations segment is due to a $5.5 million increase in prior year net premiums written that are being earned in the current year, offset by a $3.2 million decrease in current year net premiums written that are being earned in the current year.

•	Net premiums earned of our Reinsurance Operations segment were $0.7 million for the quarter ended March 31, 2007. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the quarter ended March 31, 2007; therefore there were no net premiums earned for our Reinsurance Operations segment for the prior year.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $18.9 million for the quarter ended March 31, 2007, compared with $13.7 million for the quarter ended March 31, 2006, an increase of $5.2 million or 37.9%.
•	Gross investment income, excluding realized gains and losses, was $20.4 million for the quarter ended March 31, 2007, compared with $15.2 million for the quarter ended March 31, 2006, an increase of $5.2 million or 34.1%. The increase was primarily due to $2.5 million of additional income earned as a result of the growth in the average market value of our cash and invested assets, and $2.7 million due to an increase in the investment yields on both our bond and short term investment portfolios. Cash and invested assets grew to $1,716.8 million as of March 31, 2007, from $1,656.7 million as of December 31, 2006, an increase of $60.1 million or 3.6%. Our limited partnership investments generated gross investment income of $0.3 million in each of the quarters ended March 31, 2007 and 2006.

•	Investment expenses were $1.5 million for each of the quarters ended March 31, 2007 and 2006.
The average duration of our bonds decreased to 3.6 years as of March 31, 2007 from 4.1 years as of March 31, 2006. Including cash and short term investments, the average duration of our investments as of March 31, 2007 was 3.0 years, compared to 3.7 years as of March 31, 2006. At March 31, 2007, our embedded book yield on our bonds, not including cash, was 4.94% compared with 4.49% at March 31, 2006.
Net Realized Investment Gains (Losses)
Net realized investment gains were $0.2 million and $0.04 million for the quarters ended March 31, 2007 and 2006, respectively. The net realized investment gains for the quarter ended March 31, 2007 consist primarily of net gains of $0.6 million relative to bond portfolios, net of other than temporary impairment losses of $0.02 million, net gains of $0.8 million relative to our equity portfolios, and net losses of $1.2 million relative to our convertible portfolio. The net realized investment gains for the quarter ended March 31, 2006 consist of net gains of $0.5 million relative

UNITED AMERICA INDEMNITY, LTD.
to our options portfolio, net losses of $0.06 million relative to our bond portfolios, and net losses of $0.4 million relative to our equity portfolios, net of other than temporary impairment losses of $0.2 million.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $81.8 million for the quarter ended March 31, 2007, compared with $79.0 million for the quarter ended March 31, 2006, an increase of $2.8 million or 3.6%. Excluding the impact of a $1.6 million reduction in our reinsurance reserve allowance, net losses and loss adjustment expenses would have been $83.4 million for the quarter ended March 31, 2007. The increase in incurred losses and loss adjustment expenses is attributable to an increase in the loss ratio of our Insurance Operations segment and incurred losses of $0.5 million of our Reinsurance Operations segment for the quarter ended March 31, 2007.
The loss ratio for the quarter ended March 31, 2007 was 59.1% compared with 58.3% for the quarter ended March 31, 2006. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The reduction in our reinsurance reserve allowance in 2007 decreased the loss ratio for 2007 1.1 points. Excluding the impact of the reduction in our reinsurance reserve allowance, the loss ratio increased from 58.3% for 2006 to 60.2% for 2007 primarily due to an increase in our property and professional loss ratios and loss cost inflation in excess of rate increases.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $42.9 million for the quarter ended March 31, 2007, compared with $45.0 million for the quarter ended March 31, 2006, a decrease of $2.1 million or 4.7%. This decrease is primarily due to a $2.6 million decrease in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $0.5 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.
•	The decrease in our Insurance Operations segment is due to a $1.9 million decrease in acquisition costs primarily due to lower premium-based taxes and lower internal costs and a $0.7 million decrease in other underwriting expenses primarily due to lower compensation costs and related benefits. Other underwriting expenses for the quarter ended March 31, 2006 included $0.3 million of severance costs resulting from our restructuring in 2006.

•	The increase in our Reinsurance Operations segment is due to a $0.5 million increase in other underwriting expenses. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the quarter ended March 31, 2007.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.6 million for the quarter ended March 31, 2007, compared with $4.3 million for the quarter ended March 31, 2006, a decrease of $0.7 million. This decrease is primarily due to reductions in legal expenses, stock options expenses, and other corporate expenses.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 31.0% for the quarter ended March 31, 2007, compared with 33.2% for the quarter ended March 31, 2006. The decrease in the expense ratio is primarily due to reductions in commissions and other underwriting expenses as a percentage of earned premium.
Our combined ratio was 90.1% for the quarter ended March 31, 2007, compared with 91.5% for the quarter ended March 31, 2006. The combined ratio is the sum of our loss and expense ratios. The reduction in our reinsurance reserve allowance in 2007 decreased the combined ratio for 2007 1.1 points. Excluding the impact of the reduction in our reinsurance reserve allowance, the combined ratio decreased from 91.5% for 2006 to 91.2% for 2007 primarily due to reductions in commission and other underwriting expenses as a percentage of earned premium offset by increases in our Small Business property and general liability loss ratios.

UNITED AMERICA INDEMNITY, LTD.
Interest Expense
Interest expense was $2.9 million for the quarter ended March 31, 2007, compared with $2.7 million for the quarter ended March 31, 2006, an increase of $0.2 million or 6.8%. This increase is primarily due to increases in interest rates on the junior subordinated debt, which are tied to the three month LIBOR rate. The three month LIBOR rate was 5.35% at March 31, 2007 compared to 4.99% at March 31, 2006.
Income Tax Expense (Benefit)
Income tax expense relating to continuing operations was $4.1 million for the quarter ended March 31, 2007, compared with $1.1 million for the quarter ended March 31, 2006. See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pre-tax income excluding realized gains and add actual tax on realized gains to that result. Our pre-tax income was $26.3 million and $18.2 million for the quarters ended March 31, 2007 and 2006, respectively.
Our AMT credit carryforward as of March 31, 2007 and December 31, 2006 was $1.2 million and $2.8 million, respectively. Subject to statutory limitations, the carryforward can be carried forward indefinitely.
Equity in Net Income of Partnership
Equity in net income of partnerships was $0.2 million for the quarter ended March 31, 2007, compared with $0.5 million for the quarter ended March 31, 2006, a decrease of $0.3 million or 68.0%. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment. Income from discontinued operations was $0.2 million for the quarter ended March 31, 2007, compared with $0.1 million for the quarter ended March 31, 2006, an increase of $0.1 million.
Net Income and Operating Income
The factors described above resulted in net income of $22.6 million for the quarter ended March 31, 2007, compared to net income of $17.8 million for the quarter ended March 31, 2006, an increase of $4.8 million or 27.1%. Operating income was $22.4 million for the quarter ended March 31, 2007, compared with operating income of $17.7 million for the quarter ended March 31, 2006, an increase of $4.7 million or 26.7%. Operating income is a non-GAAP financial measure used by management as a measure of our performance.
A reconciliation of operating income to net income for the quarters ended March 31, 2007 and 2006 is as follows:

	Quarter Ended	Quarter Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006
Operating income	$22,447	$17,719

Adjustments:
Net realized investment gains, net of tax	146	59

Net income	$22,593	$17,778

UNITED AMERICA INDEMNITY, LTD.
Liquidity and Capital Resources
Sources and Uses of Funds
United America Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Reinsurance, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, and Penn Independent Corporation. Substantially all of the assets of Penn Independent Corporation were sold on September 30, 2006.
United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of dividends to stockholders and corporate expenses, includes dividends and other permitted disbursements from Wind River Reinsurance, the Luxembourg Companies, the United National Insurance Companies, and the Penn-America Insurance Companies. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2007, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $65.3 million. For 2007, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $19.6 million, including $6.4 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2006 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2007.
For 2007, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of United America Indemnity, Ltd. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2006 statutory financial statements that will be filed in 2007, Wind River Reinsurance could pay a dividend in 2007 of up to $200.4 million without requesting BMA approval.
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

UNITED AMERICA INDEMNITY, LTD.
•	the timing of our settlements with our reinsurers; and

•	the timing of our loss payments.
Net cash provided by operating activities for the quarters ended March 31, 2007 and 2006 was $46.2 million and $40.0 million, respectively. The increase in operating cash flows of approximately $6.2 million from the prior year was primarily a net result of the following items:
•	an increase in net premiums collected of $7.3 million and a decrease in net losses paid of $14.8 million, offset by an increase in acquisition costs and other underwriting expenses of $17.6 million;

•	an increase in net investment income collected of $4.8 million; and

•	a decrease in agency commissions and fee revenues of $12.0 million offset by a decrease in agency commission and operating expense of $9.2 million.
See the consolidated statement of cash flows in the financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
There have been no significant changes to our liquidity during the quarter ended March 31, 2007. Please see Item 7 of Part II in our 2006 Annual Report on Form 10-K for information regarding our liquidity.
Capital Resources
United America Indemnity Group, Inc. (“United America Indemnity Group”) has $90.0 million of debt in the form of guaranteed senior notes, due July 20, 2015. These senior notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to repay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd.
U.A.I. (Luxembourg) Investment S.à r.l. (“UAI Luxembourg Investment”) holds promissory notes of $175.0 million and $110.0 million from United America Indemnity Group, which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. Interest on these notes is paid annually.
UAI Luxembourg Investment holds a loan receivable of $6.0 million from United America Indemnity, Ltd. The loan has been and will be used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. United America Indemnity, Ltd. is dependent on its subsidiaries to pay it dividends to pay its operating expenses. We anticipate that Wind River Reinsurance will begin to pay dividends to United America Indemnity, Ltd. during 2007.

UNITED AMERICA INDEMNITY, LTD.
Our business trust subsidiaries have issued floating rate capital and floating rate common securities. A summary of the terms related to these securities is as follows:

Issuer	Amount	Maturity	Interest Rate	Call Provisions
AIS through its wholly owned subsidiary UNG Trust I	$10.0 million issued September 30, 2003	September 30, 2033	Payable quarterly at the three month London Interbank Offered Rate (“LIBOR) plus 4.05%	At par after September 30, 2008
AIS through its wholly owned subsidiary UNG Trust II	$20.0 million issued October 29, 2003	October 29, 2033	Payable quarterly at the three month LIBOR plus 3.85%	At par after October 29, 2008
PAGI through its wholly owned subsidiary Penn Trust I	$15.0 million issued December 4, 2002	December 4, 2032	Payable quarterly at the three month LIBOR plus 4.0% (1)	At par after December 4, 2007
PAGI through its wholly owned subsidiary Penn Trust II	$15.0 million issued May 15, 2003	May 15, 2033	Payable quarterly at the three month LIBOR plus 4.1%	At par after May 15, 2008

(1)	To protect against increases in interest rates, we have a fixed rate interest rate swap on these securities that locks the interest at an annual rate of 7.4%. The swap agreement expires on December 4, 2007.
The proceeds from the above offerings were used to purchase junior subordinated interest notes and to support the business growth in the insurance subsidiaries and general business needs.
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
United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no outstanding borrowings against this line of credit as of March 31, 2007.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
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

UNITED AMERICA INDEMNITY, LTD.
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
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as in the materials filed and to be filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2006. Please see Item 7A of Part II in our 2006 Annual Report on Form 10-K for information regarding our market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of March 31, 2007, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
As a result of combining the operations of United National and Penn-America under a single United America Insurance Group management structure, we have added, deleted, or modified certain of our internal controls over financial reporting. However, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 12, 2007, after the resignations of Messrs. Schmidt, Ritz, and Goetz on February 5, 2007, we filed a lawsuit against them in state court in Montgomery County, Pennsylvania to enforce non-competition, non-solicitation, confidentiality, and certain other restrictive covenants in the employment agreements signed by them. We sought and the court issued a stipulated temporary restraining order that requires the former executives to comply with the non-competition, non-solicitation, confidentiality, and certain other restrictive covenants.
On March 29, 2007, we agreed to resolve the lawsuit against the former executives. Pursuant to the Settlement Agreement and Stipulated Injunction filed with and approved by the court on April 9, 2007, Messrs. Schmidt, Ritz, and Goetz are prohibited from competing directly or indirectly with our business until August 5, 2008; and are further specifically prohibited from engaging in business with a significant number of named insurance companies and agencies. Mr. Ritz is permitted to work for a named reinsurance intermediary, provided that he otherwise abides by the terms and conditions of the Injunction. The former executives are further prohibited from disclosing any of our confidential and proprietary information, certified that they had not disclosed any such information, and otherwise turned over and/or destroyed the information that they took. In exchange for the above, we agreed to issue payments to the former executives over a period of eighteen months in total amounts substantially less than that to which they claimed they were entitled from us. For further details concerning the terms of this settlement, please see our Current Report on Form 8-K filed on March 29, 2007.
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2007. The risk factors identified therein have not materially changed other than as set forth below.
We Are Dependent on Our Senior Executives and the Loss of Any of These Executives or Our Inability to Attract and Retain Other Key Personnel Could Adversely Affect Our Business.
Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available, qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Saul A. Fox, our Chief Executive Officer, Larry A. Frakes, our President and Chief Operating Officer and President and Chief Executive Officer of United America Insurance Group, Kevin L. Tate, our Chief Financial Officer, and David R. Whiting, President and Chief Executive Officer of Wind River Reinsurance. Messrs. Frakes, Tate, and Whiting have employment agreements with us, although these agreements cannot assure us of the continued service of these individuals. We do not currently maintain key man life insurance policies with respect to any of our employees.
Over the past year, we have restructured some of the responsibilities of our senior management as part of the consolidation of our U.S. Insurance Operations and the refocus of our strategy for our Reinsurance Operations, and in response to the departure of some senior management personnel. Effective February 5, 2007, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, Senior Vice

UNITED AMERICA INDEMNITY, LTD.
President — Claims of United America Insurance Group, resigned. Additionally, the employment of Robert M. Fishman, President and Chief Executive Officer of United America Insurance Group, terminated on May 8, 2007. The loss of these executives may hinder our ability to manage our operations efficiently and to implement our business strategy. In addition, we may suffer the loss of agents or business as a result of their departures. In response to these departures, we appointed Mr. Fox as our Chief Executive Officer and Mr. Frakes as our President and Chief Operating Officer and President and Chief Executive Officer of United America Insurance Group.
The future loss of any of the services of other members of our senior management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business.
Item 5. Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On May 9, 2007, we announced that our Board of Directors had appointed Larry A. Frakes as President and Chief Operating Officer of United America Indemnity, Ltd., effective immediately. Mr. Frakes was also appointed to the position of President and Chief Executive Officer of United America Insurance Group. The employment of Robert M. Fishman, former President and Chief Executive Officer of United America Insurance Group, terminated on May 8, 2007.
Mr. Frakes, 55, has served as a director on our Board of Directors since April 24, 2007. Mr. Frakes retired from Everest National Insurance Company, a subsidiary of Everest Re Group, Ltd. (NYSE:RE) on January 31, 2007. Mr. Frakes served as President and Chief Executive Officer of Everest National Insurance Company from June 2001 through January 2007. From June 1997 through June 2001, Mr. Frakes served as President of Everest National Insurance Company. From November 1996 through June 1997, Mr. Frakes served as an Executive Vice President of Everest National Insurance Company. During Mr. Frakes’ tenure at Everest National Insurance Company, he also served as an officer and director of various affiliated companies. Prior to joining Everest National Insurance Company in 1996, Mr. Frakes served as Senior Vice President and Director of Empire Insurance Group from November 1991 through November 1996. From 1970 through 1991, Mr. Frakes held various positions with CIGNA. Mr. Frakes received a B.S. in Business Administration from Northern Kentucky University in 1976.
In connection with Mr. Frakes’ appointment, we entered into an employment agreement on May 8, 2007 with Mr. Frakes. The term of the agreement is through December 31, 2011 and thereafter is subject to an automatic renewal on a year to year basis in the absence of notice by either party to terminate the agreement. Under the agreement, Mr. Frakes is to receive an annual base salary of $600,000. Mr. Frakes shall also be eligible to receive a pro rata bonus for 2007 (based on a full year bonus opportunity of $1.5 million) based on the achievement of certain milestones for 2007. The first 1/3 of any earned and declared pro rata 2007 bonus shall be satisfied through the issuance of restricted shares and the remaining 2/3 of any earned and declared pro rata 2007 bonus shall be paid in cash on or before March 15, 2008, subject to Mr. Frakes being employed in good standing as of such date. In respect of each full calendar year during the term, commencing with 2008, we shall provide Mr. Frakes with an annual bonus opportunity of $1.5 million at target, based upon the achievement of a “Performance Score” derived from actual consolidated net income per share targets as measured against comparable projected targets included in the previously approved budget for the year. Such awards, if achieved, are to be paid in both cash and restricted shares. The first $500,000 shall be payable in restricted shares (provided that additional annual operational goals and milestones are met), and with respect to calendar years 2008-2010, shall vest at the rate of 25% per year over four years. Thereafter, any restricted shares awarded shall vest at the rate of 33% over three years. Subject to his continued employment, Mr. Frakes shall also be entitled to a cash payment to cover the federal and state tax liability associated with the vesting of such restricted stock. Any annual bonus amount earned in excess of the first $500,000 shall be paid in cash, with 50% of such amount paid within 30 days of the Board’s approval of such bonus. The remaining 50% shall be retained for three years. After such three-year period, the Performance Score for the original bonus year shall be redetermined (“trued up” on an “Accident Year Basis”) and any retained amounts, after being increased or reduced, shall then be paid to Mr. Frakes, along with a deemed investment return thereon. Receipt of the retained cash amounts and vesting in restricted shares are both subject to certain continued employment requirements or compliance by Mr. Frakes with his post-termination obligations.
Per the terms of the agreement, our goal is for Mr. Frakes to acquire $1,000,000 of our Class A common shares from us. Mr. Frakes shall meet with our Chairman and CEO and work towards achieving the ownership goal in a manner to be reasonable agreed upon. Additionally, Mr. Frakes shall also receive options to acquire our Class A Common Shares, with an exercise price equal to the closing price of our Class A Common Shares on the 6th trading day following our issuance of the press release announcing Mr. Frakes’ employment with us. The number of options shall equal the quotient obtained by dividing $10,000,000 by the exercise price. 50% of such options shall be time vesting options and vest at the rate of 25% per year over four years. The remaining 50% are performance vesting options and shall vest at the rate of up to 25% per year over four years, subject to achievement of certain performance targets by Mr. Frakes. The performance vesting options may also vest (a) upon a change of control of United America Indemnity, if it is determined that the price of our Class A common shares grew at or in excess of a 15% compounded annual rate during the period beginning as of the effective date of the employment agreement and ending as of the date of the change of control or (b) for each of either the two year consecutive period of 2010 and 2011 or 2011 and 2012, our annual return on equity and annual increase in gross written premiums exceeded the results achieved by more than 50% of a group of our publicly-traded peers. Option vesting is subject to certain continued employment requirements.
Mr. Frakes’ employment may be terminated at any time by our Board of Directors or by Mr. Frakes upon three months’ written notice. If a termination is for cause, death or disability, Mr. Frakes shall be entitled to receive all accrued but unpaid base salary, and any vesting of restricted stock and/or options shall cease. If Mr. Frakes’ employment is terminated without cause or for good reason, Mr. Frakes shall receive, conditioned upon his execution of a release in favor of United America Indemnity and its affiliates, severance payments equal to his monthly base salary multiplied by the full months served by Mr. Frakes, capped at 18 months (less any amounts paid during the applicable notice period), continued benefits for 18 months, and continued vesting in previously awarded restricted stock (based on continued compliance with post-termination obligations). For 18 months following Mr. Frakes’ termination for any reason, Mr. Frakes shall be subject to certain non-compete, non-solicit and confidentiality obligations.
The foregoing is a summary of the terms of Mr. Frakes’ employment agreement and does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement. A copy of the employment agreement is attached to this report as Exhibit 10.1, and is incorporated by reference herein.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
In accordance with NASDAQ’s continued listing requirements, on May 10, 2007 we notified NASDAQ that Larry A. Frakes resigned from the audit committee of our Board of Directors, which caused the audit committee to have one fewer member than required under NASDAQ Marketplace Rule 4350(d)(2)(A), for which the cure provisions of Marketplace Rule 4350(d)(4)(B) are applicable. As set forth above, on May 9, 2007, our Board of Directors appointed Mr. Frakes as our President and Chief Operating Officer. As a result of this appointment, Mr. Frakes resigned from the audit committee due to his loss of “independent director” status under Marketplace Rule 4200(a)(15). We intend to fill the vacancy created by Mr. Frakes’ appointment in accordance with the provisions of Marketplace Rule 4350(d)(4)(B).
Item 6. Exhibits

10.1+*	Employment Agreement, dated May 9, 2007, between United America Indemnity, Ltd. and Larry A. Frakes

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant

May 10, 2007	By:	/s/ Kevin L. Tate

Date: May 10, 2007	Kevin L. Tate
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)