Form 10-Q
period 2007-06-30
UNITED AMERICA INDEMNITY, LTD
filed 2007-08-09
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
GEORGE TOWN, GRAND CAYMAN KY1-9002
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
As of August 3, 2007, the registrant had outstanding 24,697,430 Class A Common Shares and 12,687,500 Class B Common Shares.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,345,501 and $1,253,016)	$1,323,619	$1,246,684
Preferred shares:
Available for sale securities, at fair value (cost: $3,565 and $3,991)	3,565	4,369
Common shares:
Available for sale securities, at fair value (cost: $59,825 and $57,351)	74,815	71,003
Other invested assets
Available for sale securities, at fair value (cost: $24,712 and $24,712)	64,906	60,863

Total investments	1,466,905	1,382,919

Cash and cash equivalents	276,440	273,745
Accounts receivable	5,794	8,579
Agents’ balances	79,512	86,409
Reinsurance receivables	818,954	982,502
Accrued investment income	13,769	13,150
Federal income taxes receivable	20	—
Deferred federal income taxes	12,158	12,661
Deferred acquisition costs	59,949	60,086
Goodwill	84,246	84,246
Intangible assets	23,024	23,528
Prepaid reinsurance premiums	32,893	38,335
Other assets	15,323	18,456

Total assets	$2,888,987	$2,984,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,598,805	$1,702,010
Unearned premiums	267,373	283,265
Federal income taxes payable	—	379
Amounts held for the account of others	8,314	15,491
Ceded balances payable	14,166	16,235
Insurance premiums payable	1,333	1,797
Contingent commissions	5,235	8,629
Payable for securities	2,297	—
Senior notes payable	90,000	90,000
Junior subordinated debentures	61,857	61,857
Notes and loans payable	1,352	4,382
Other liabilities	33,739	37,301

Total liabilities	2,084,471	2,221,346

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,689,949 and 24,507,919 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	517,063	515,357
Accumulated other comprehensive income	13,283	22,580
Retained earnings	274,166	225,329

Total shareholders’ equity	804,516	763,270

Total	$2,888,987	$2,984,616

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:

Gross premiums written	$148,683	$167,295	$301,219	$326,853

Net premiums written	$130,514	$142,688	$264,569	$278,025

Net premiums earned	$136,585	$133,751	$275,022	$269,181
Net investment income	19,317	17,936	38,185	31,615
Net realized investment gains (losses)	1,542	(4)	1,767	39

Total revenues	157,444	151,683	314,974	300,835

Losses and Expenses:
Net losses and loss adjustment expenses	75,244	80,464	157,085	159,428
Acquisition costs and other underwriting expenses	44,662	41,175	87,544	86,163
Corporate and other operating expenses	2,893	3,868	6,457	8,126
Interest expense	2,899	2,958	5,804	5,678

Income before income taxes	31,746	23,218	58,084	41,440
Income tax expense	5,950	2,558	10,024	3,733

Income before minority interest and equity in net income of partnership	25,796	20,660	48,060	37,707
Minority interest, net of tax	—	4	—	—
Equity in net income of partnership, net of tax	191	40	361	572

Income before discontinued operations	25,987	20,704	48,421	38,279
Discontinued operations, net of tax	(39)	(450)	120	(247)

Net income	$25,948	$20,254	$48,541	$38,032

Per share data:

Income from continuing operations:
Basic	$0.70	$0.56	$1.31	$1.05

Diluted	$0.69	$0.56	$1.30	$1.04

Discontinued operations:
Basic	$0.00	$(0.01)	$0.00	$(0.01)

Diluted	$0.00	$(0.01)	$0.00	$(0.01)

Net income:
Basic	$0.70	$0.55	$1.31	$1.04

Diluted	$0.69	$0.55	$1.30	$1.03

Weighted-average number of shares outstanding:
Basic	37,199,146	36,664,626	37,156,203	36,615,325

Diluted	37,495,087	37,115,922	37,483,083	37,047,091

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$25,948	$20,254	$48,541	$38,032

Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses arising during period	(10,671)	(11,400)	(7,861)	(17,527)
Less: Reclassification adjustment for gains (losses) included in net income	994	(73)	1,140	(14)

Other comprehensive loss, net of tax	(11,665)	(11,327)	(9,001)	(17,513)

Comprehensive income, net of tax	$14,283	$8,927	$39,540	$20,519

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Number of Class A common shares:
Number at beginning of period	24,507,919	23,868,402
Class A common shares issued under share incentive plans	175,132	618,797
Class A common shares issued to directors	6,898	20,720

Number at end of period	24,689,949	24,507,919

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3
Class A common shares issued	—	—

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$515,357	$504,541
Contributed capital from Class A common shares	—	1,000
Share compensation plans	1,706	9,816

Balance at end of period	$517,063	$515,357

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$22,580	$9,471
Other comprehensive (loss) income	(9,001)	13,109
Adoption of SFAS 155	(296)	—

Balance at end of period	$13,283	$22,580

Retained earnings:
Balance at beginning of period	$225,329	$125,911
Net income	48,541	99,418
Adoption of SFAS 155	296	—

Balance at end of period	$274,166	$225,329

Total shareholders’ equity	$804,516	$763,270

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$48,541	$38,032
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	131	131
Amortization and depreciation	506	1,009
Restricted stock expense	1,237	3,864
Gain on extinguishment of note payable	(277)	—
Deferred federal income taxes	2,152	(783)
Amortization of bond premium and discount, net	534	2,714
Net realized investment gains	(1,767)	(39)
Equity in net income of partnerships	(361)	(572)
Changes in:
Agents’ balances	6,897	(8,577)
Accounts receivable	1,959	423
Reinsurance receivables	163,548	110,581
Unpaid losses and loss adjustment expenses	(103,205)	(58,334)
Unearned premiums	(15,892)	7,284
Ceded balances payable	(2,069)	(6,892)
Insurance premiums payable	(464)	2,969
Other assets and liabilities, net	(2,001)	7,207
Amounts held for the account of others	(7,177)	(912)
Contingent commissions	(3,394)	(3,817)
Prepaid reinsurance premiums	5,442	1,559
Federal income taxes receivable	(399)	46
Deferred acquisition costs	137	(1,486)
Other – net	(821)	(2,393)

Net cash provided by operating activities	93,257	92,014

Cash flows from investing activities:
Proceeds from sale of bonds	99,349	41,256
Proceeds from sale of stocks	17,157	22,153
Proceeds from maturity of bonds	37,511	85,773
Proceeds from sale of other invested assets	—	1,293
Purchase of bonds	(227,391)	(302,876)
Purchase of stocks	(17,171)	(21,085)
Purchase of other invested assets	—	(12)

Net cash used for investing activities	(90,545)	(173,498)

Cash flows from financing activities:
Borrowing under credit facility	6	1,865
Repayments of credit facility	(1,541)	(2,322)
Proceeds from exercises of stock options	1,518	—
Tax benefits associated with SFAS 123R	336	199
Principal payments of term debt	(336)	(486)

Net cash provided by (used for) financing activities	(17)	(744)

Net change in cash and cash equivalents	2,695	(82,228)
Cash and cash equivalents at beginning of period	273,745	220,122

Cash and cash equivalents at end of period	$276,440	$137,894

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
The consolidated financial statements as of June 30, 2007 and 2006 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2006 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), Penn-America Statutory Trust I (“Penn Trust I”) and Penn-America Statutory Trust II (“Penn Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $60.0 million in floating rate capital securities (“Trust Preferred Securities”) and $1.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $61.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities.
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
As stated in Note 3 of the consolidated financial statements in Item 8 of Part II in the Company’s 2006 Annual Report on Form 10-K, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(“SFAS 155”) on January 1, 2007 and irrevocably elected to measure the Company’s convertible bond and convertible preferred stock portfolios at estimated fair value. The changes in the market value of the Company’s convertible bond and convertible preferred stock portfolios are recognized as realized gains and losses in the current period. Since the Company realizes the change in market value, cost and market value are the same for these securities.
Bonds available for sale with an estimated fair market value of approximately $788.2 million and $718.1 million were deposited with various governmental authorities in accordance with statutory requirements at June 30, 2007 and December 31, 2006, respectively. In addition, bonds with an estimated fair market value of $5.9 million and $5.8 million at June 30, 2007 and December 31, 2006, respectively, were held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2007:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
(Dollars in	Number of	Estimated	Amortized		Months or	Seven Months	than One
thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)

Bonds	494	$1,107,409	$1,131,512	$24,103	$5,961	$3,382	$14,760
Common stock	14	5,603	5,786	183	181	2	—

				$24,286	$6,142	$3,384	$14,760

(1)	At June 30, 2007, the Company had 293 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $442.8 million and $457.6 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. All of these securities are investment grade.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2006:

					Gross Unrealized Losses
			Cost or		Six	Between	Greater
(Dollars in	Number of	Estimated	Amortized		Months or	Seven Months	than One
thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)

Bonds	414	$725,155	$738,781	$13,626	$1,945	$585	$11,096
Common stock	7	2,362	2,410	48	48	—	—

				$13,674	$1,993	$585	$11,096

(1)	At December 31, 2006, the Company had 299 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $436.7 million and $447.8 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.8% of the value of these securities is investment grade.
Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of June 30, 2007 concluded the gross unrealized losses discussed above are not other than temporary impairments. Accordingly, these gross unrealized losses are recognized as a component of shareholders’ equity, net of taxes.
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
For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
The Company recorded the following other than temporary losses on its investment portfolio for the quarters and six months ended June 30, 2007 and 2006:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Bonds	$—	$—	$21	$—
Preferred stock	—	—	—	167
Common stock	—	37	—	37

Total	$—	$37	$21	$204

As of June 30, 2007, the Company had approximately $7.3 million worth of investment exposure through subprime and Alt-A investments. An Alt-A investment is one in which the risk falls between prime and subprime. Of that amount, approximately $4.7 million of those investments have been rated AAA by S&P. The remaining subprime exposure is rated AA or A.
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
At June 30, 2007 and December 31, 2006, the Company carried reinsurance receivables of $819.0 million and $982.5 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $18.5 million at June 30, 2007 and December 31, 2006. The second purchase accounting adjustment netted uncollectible reinsurance reserves against the reinsurance receivables to properly reflect the reinsurance receivables at their fair value on the date the Company acquired all of the outstanding common stock of Wind River Investment Corporation and its subsidiaries (“Wind River Acquisition date”). This purchase accounting adjustment was $12.1 million and $20.5 million at June 30, 2007 and December 31, 2006, respectively. The change is primarily due to a commutation of the Company’s reinsurance agreement with an unrelated third party reinsurer that reduced the uncollectible reinsurance reserve by $6.5 million. The Company received $3.5 million in cash as a result of this commutation. In addition, $1.3 million and $2.9 million of the reserve was released during the quarter and six months ended June 30, 2007, respectively, primarily due to a reduction in ceded loss reserves, including losses incurred but not reported (“IBNR”).
At June 30, 2007 and December 31, 2006, the Company held collateral securing its reinsurance receivables of $625.3 million and $642.9 million, respectively, a decrease of $17.6 million or 2.7%. Prepaid reinsurance premiums were $32.9 million and $38.3 million at June 30, 2007 and December 31, 2006, respectively, a decrease of $5.4

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
million or 14.1%. Reinsurance receivables, net of collateral held, were $193.7 million and $339.6 million at June 30, 2007 and December 31, 2006, respectively, a decrease of $145.9 million or 43.0%.
During the quarters and six months ended June 30, 2007 and 2006, the Company recorded the following ceded amounts:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Earned premium	$21,515	$24,831	$42,092	$50,389
Commissions	3,363	6,099	7,892	11,870
Incurred losses (1)	(91,284)	13,094	(79,929)	27,802

(1)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior periods by $113.5 million and $102.5 million, respectively, during the second quarter of 2007.
The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases property catastrophe coverage. In June 2007, the Company entered into a new property catastrophe reinsurance agreement that provides single event coverage for losses of $100.0 million in excess of $10.0 million. This coverage provides for one full reinstatement of coverage at 100% additional premium as to time and pro-rata as to amount of limit reinstated and replaces the contracts that expired on May 31, 2007. The Company did not cede any incurred losses under the property catastrophe contracts during the quarter ended June 30, 2007.
The Company evaluated retention levels during 2006 to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance levels and capital levels. As a result of this analysis, during the first quarter of 2007, the Company increased its property retention from $0.5 million to $1.0 million for property losses occurring on or after January 1, 2007.
As a result of the allied health business units expansion of policy limits up to $10.0 million, the Company has increased its professional liability protection by purchasing an additional $5.0 million layer of reinsurance protection. As a result, the Company’s professional liability treaty is now $9.5 million in excess of $0.5 million.
Effective April 29, 2007, the Company has increased the retention on its general casualty excess of loss treaty by changing the terms regarding loss adjustment expenses from inclusive to pro rata. The Company’s ultimate net loss on this treaty, not including loss adjustment expenses which are allocated in proportion to losses retained and ceded, remains at $0.75 million.
4. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters and six months ended June 30, 2007 and 2006 were as follows:

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended June 30, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$69,852	$143,452	$(64,621)	$148,683

Net premiums written	$65,893	$64,621	$—	$130,514

Net premiums earned	$68,487	$68,098	$—	$136,585
Net investment income	10,912	13,003	(4,598)	19,317
Net realized investment (losses) gains	(25)	1,523	44	1,542

Total revenues	79,374	82,624	(4,554)	157,444
Losses and Expenses:
Net losses and loss adjustment expenses	37,640	37,604	—	75,244
Acquisition costs and other underwriting expenses	26,730	18,083	(151)	44,662
Corporate and other operating expenses (income)	3,795	(902)	—	2,893
Interest expense	—	7,497	(4,598)	2,899

Income before income taxes	$11,209	$20,342	$195	$31,746

Quarter Ended June 30, 2006:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$68,794	$167,303	$(68,802)	$167,295

Net premiums written	$68,793	$73,895	$—	$142,688

Net premiums earned	$63,317	$70,434	$—	$133,751
Net investment income	9,131	13,403	(4,598)	17,936
Net realized investment losses	(200)	(30)	226	(4)

Total revenues	72,248	83,807	(4,372)	151,683
Losses and Expenses:
Net losses and loss adjustment expenses	35,598	44,866	—	80,464
Acquisition costs and other underwriting expenses	23,452	19,188	(1,465)	41,175
Corporate and other operating expenses	963	2,711	194	3,868
Interest expense	—	7,556	(4,598)	2,958

Income before income taxes	$12,235	$9,486	$1,497	$23,218

Six Months Ended June 30, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$147,771	$289,054	$(135,606)	$301,219

Net premiums written	$140,375	$124,194	$—	$264,569

Net premiums earned	$138,067	$136,955	$—	$275,022
Net investment income	21,315	26,014	(9,144)	38,185
Net realized investment (losses) gains	(25)	1,769	23	1,767

Total revenues	159,357	164,738	(9,121)	314,974
Losses and Expenses:
Net losses and loss adjustment expenses	80,366	76,719	—	157,085
Acquisition costs and other underwriting expenses	51,529	36,497	(482)	87,544
Corporate and other operating expenses	5,342	939	176	6,457
Interest expense	—	14,948	(9,144)	5,804

Income before income taxes	$22,120	$35,635	$329	$58,084

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2006:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$132,993	$326,806	$(132,946)	$326,853

Net premiums written	$132,986	$145,039	$—	$278,025

Net premiums earned	$127,198	$141,983	$—	$269,181
Net investment income	18,029	22,730	(9,144)	31,615
Net realized investment (losses) gains	(112)	(112)	263	39

Total revenues	145,115	164,601	(8,881)	300,835
Losses and Expenses:
Net losses and loss adjustment expenses	72,439	86,989	—	159,428
Acquisition costs and other underwriting expenses	46,483	40,829	(1,149)	86,163
Corporate and other operating expenses	2,963	4,776	387	8,126
Interest expense	—	14,822	(9,144)	5,678

Income before income taxes	$23,230	$17,185	$1,025	$41,440

The following table summarizes the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended June 30,
	2007		2006
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$7,206	22.7%	$3,841	16.5%
Adjustments:
Tax exempt interest	(597)	(1.9)	(1,349)	(5.8)
Dividend exclusion	(110)	(0.3)	(111)	(0.5)
Other	(549)	(1.8)	177	0.8

Income tax expense	$5,950	18.7%	$2,558	11.0%

	Six Months Ended June 30,
	2007		2006
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$12,626	21.7%	$6,390	15.4%
Adjustments:
Tax exempt interest	(1,197)	(2.1)	(2,601)	(6.3)
Dividend exclusion	(226)	(0.4)	(236)	(0.6)
Other	(1,179)	(1.9)	180	0.5

Income tax expense	$10,024	17.3%	$3,733	9.0%

The Company recognized tax (benefit) expense on discontinued operations of $(0.02) million and $(0.2) million for the quarters ended June 30, 2007 and 2006, respectively, and $0.06 million and $(0.1) million for the six months ended June 30, 2007 and 2006, respectively.
The effective tax rate for the six months ended June 30, 2007 was 17.3%, compared with an effective rate of 9.0% for the six months ended June 30, 2006. The increase in the effective tax rate is due to a decrease in tax-exempt investment income and increases in underwriting income and net investment income of the Company’s U.S. Subsidiaries. The effective rates differed from the weighted average expected rate of 21.7% and 15.4% for the six months ended June 30, 2007 and 2006, respectively, primarily due to investments in tax-exempt securities.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The alternative minimum tax (“AMT”) carryforward was $0.0 million and $2.8 million as of June 30, 2007 and December 31, 2006, respectively.
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
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of the implementation, the Company recognized no material adjustment to reserves for uncertain tax positions. At January 1, 2007, the date of the implementation, the Company has $3.6 million of total gross unrecognized tax benefits, not including interest and penalties. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. There has been no change to the provision for gross unrecognized tax benefits during the quarter and six months ended June 30, 2007.
The Company is not aware of anything at this time that would require it to make any changes to its tax reserve.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2007, the Company has recorded $0.5 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
5. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at June 30, 2007, the related adjustments could have a material impact on the Company’s results of operations.
During the quarter and six months ended June 30, 2007, the Company reduced its prior year loss reserves by $11.0 million due to favorable development in umbrella and excess, construction defect, and property losses. Including the purchase accounting reinsurance reserve of $1.3 million and $2.9 million that was released during the quarter and six months ended June 30, 2007, respectively, referenced in Note 3 above, incurred losses include $12.3 million and $13.9 million of prior year loss reserves released during the quarter and six months ended June 30, 2007, respectively.
6. Notes and Loans Payable
Notes Payable
Notes payable and term loans assumed through the acquisition of Penn Independent Corporation consists of a $2.5 million revolving line of credit which expires on November 30, 2007, bearing interest at the bank’s prime rate less 1.25% payable monthly. The outstanding amounts due on the line of credit as of June 30, 2007 and December 31, 2006 were $0.0 million and $1.5 million, respectively. Interest expense resulting from the line of credit was less

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
than $0.01 million and approximately $0.04 million for the quarters ended June 30, 2007 and 2006, respectively, and $0.02 million and $0.09 million for the six months ended June 30, 2007 and 2006, respectively.
Loans Payable
Loans payable of $1.4 million and $2.8 million as of June 30, 2007 and December 31, 2006 were comprised of one and three loans payable, respectively, to vendors and former minority shareholders in certain of the Company’s Agency Operations subsidiaries. Interest expense related to loans payable was $0.01 million and $0.04 million for the quarters ended June 30, 2007 and 2006, respectively, and $0.02 million and $0.07 million for the six months ended June 30, 2007 and 2006, respectively.
7. Related Party Transactions
As of June 30, 2007, Fox Paine & Company beneficially owns shares having approximately 84.8% of the Company’s total share voting authority. The Company’s Chairman is a member of Fox Paine & Company. In addition, another Director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.
At June 30, 2007 and December 31, 2006, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was made in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $5.9 million at June 30, 2007 and December 31, 2006. At June 30, 2007, the Company had a remaining capital commitment of $4.1 million to the partnership.
During the quarter and six months ended June 30, 2007, the Company paid $0.5 million for legal services rendered by Cozen O’Connor. There is an additional accrual of $0.4 million as of June 30, 2007 for legal services rendered. During the six months ended June 30, 2006, the Company paid $0.04 million to Cozen O’Connor. There were no significant payments to Cozen O’Connor during the quarter ended June 30, 2006. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
The Company directly reimbursed Fox Paine & Company $0.1 million and $0.05 million during the quarters ended June 30, 2007 and 2006, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2007 and 2006, respectively, for expenses incurred in providing management services.
The Company paid $0.02 million during each of the quarters ended June 30, 2007 and 2006, and $0.2 million and $0.04 million during the six months ended June 30, 2007 and 2006, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”), a current participant on the Company’s $100.0 million in excess of $10.0 million catastrophe reinsurance treaty and the Company’s $30.0 million in excess of $30.0 million and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties, which expired on May 31, 2007. No losses have yet been ceded by the Company under these treaties. Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. During the quarter ended June 30, 2007, the Company estimated that $2.4 million of written premium and $0.4 million of losses has been assumed by Validus from Wind River Reinsurance. During the six months ended June 30, 2007, the Company estimated that $5.7 million of written premium and $0.6 million of losses has been assumed by Validus from Wind River Reinsurance. Edward J. Noonan, the chairman and chief executive officer of Validus, was a member of the Company’s Board of Directors. Effective June 1, 2007, Mr. Noonan resigned as a member of the Company’s Board of Directors.
8. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
9. Shareholders’ Equity
Shareholders’ equity as of June 30, 2007 and December 31, 2006 was $804.5 million and $763.3 million, respectively. The increase of $41.2 million during 2007 was primarily due to net income for the six months of $48.5 million, a decrease in accumulated other comprehensive income of $9.3 million due to net unrealized losses on investments of $9.0 million and a decrease of $0.3 million due to the adoption of SFAS 155, an increase in additional paid-in-capital of $1.7 million due to restricted stock and stock option compensation accruals of $3.1 million related to awards under the Share Incentive Plan (please see Note 14 to the consolidated financial statements in Item 8 of Part II in the Company’s 2006 Annual Report on Form 10-K for further information regarding the Share Incentive Plan), a reduction of $1.4 million for vested options that were purchased from former executives, and an increase to retained earnings of $0.3 million due to the adoption of SFAS 155. There was no net effect to shareholders’ equity as a result of the adoption of SFAS 155.
10. Share-Based Compensation Plans
On March 29, 2007, the Company agreed to resolve the lawsuit against certain former executives. (Please see Item 3 of Part I of the Company’s 2006 Annual Report on 10-K for details concerning this lawsuit.) As part of the settlement reached with Messrs. Schmidt and Ritz, the Company purchased their vested options for $1.4 million and retired their unvested options. For further details concerning the terms of this settlement, please see the Company’s Current Report on Form 8-K filed on March 29, 2007.
11. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Income from continuing operations	$25,987	$20,704	$48,421	$38,279
Discontinued operations	(39)	(450)	120	(247)

Net income	$25,948	$20,254	$48,541	$38,032

Basic earnings per share:
Weighted average shares for basic earnings per share	37,199,146	36,664,626	37,156,203	36,615,325

Income from continuing operations	$0.70	$0.56	$1.31	$1.05
Discontinued operations	0.00	(0.01)	0.00	(0.01)

Net income	$0.70	$0.55	$1.31	$1.04

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,495,087	37,115,922	37,483,083	37,047,091

Income from continuing operations	$0.69	$0.56	$1.30	$1.04
Discontinued operations	0.00	(0.01)	0.00	(0.01)

Net income	$0.69	$0.55	$1.30	$1.03

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares for basic earnings per share	37,199,146	36,664,626	37,156,203	36,615,325
Non-vested restricted stock	38,657	23,219	33,808	19,311
Options and warrants	257,284	428,077	293,072	412,455

Weighted average shares for diluted earnings per share	37,495,087	37,115,922	37,483,083	37,047,091

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

Quarter Ended June 30, 2007:	Insurance
(Dollars in thousands)	Operations	Reinsurance (1)		Corporate	Eliminations	Total

Revenues:
Gross premiums written	$143,452	$5,231		$—	$—	$148,683

Net premiums written	$129,242	$1,272		$—	$—	$130,514

Net premiums earned	$136,196	$389		$—	$—	$136,585
Net investment income	—	—		19,317	—	19,317
Net realized investment gains	—	—		1,542	—	1,542

Total revenues	136,196	389		20,859	—	157,444
Losses and Expenses:
Net losses and loss adjustment expenses	75,133	111		—	—	75,244
Acquisition costs and other underwriting expenses	43,447	1,366	(2)	—	(151)	44,662
Corporate and other operating expenses	—	—		2,893	—	2,893
Interest expense	—	—		2,899	—	2,899

Income (loss) before income taxes	$17,616	$(1,088)		$15,067	$151	31,746

Income tax expense						5,950

Income before equity in net income of partnership						25,796
Equity in net income of partnership, net of tax						191

Income before discontinued operations						25,987
Discontinued operations, net of tax						(39)

Net income						$25,948

(1)	Direct business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $656.

Quarter Ended June 30, 2006:	Insurance
(Dollars in thousands)	Operations		Corporate	Eliminations	Total

Revenues:
Gross premiums written	$167,295		$—	$—	$167,295

Net premiums written	$142,688		$—	$—	$142,688

Net premiums earned	$133,751		$—	$—	$133,751
Net investment income	—		17,936	—	17,936
Net realized investment losses	—		(4)	—	(4)

Total revenues	133,751		17,932	—	151,683
Losses and Expenses:
Net losses and loss adjustment expenses	80,464		—	—	80,464
Acquisition costs and other underwriting expenses	42,640	(1)	—	(1,465)	41,175
Corporate and other operating expenses	—		3,481	387	3,868
Interest expense	—		2,958	—	2,958

Income before income taxes	$10,647		$11,493	$1,078	23,218

Income tax expense					2,558

Income before minority interest and equity in net income of partnership					20,660
Minority interest, net of tax					4
Equity in net income of partnership, net of tax					40

Income before discontinued operations					20,704
Discontinued operations, net of tax					(450)

Net income					$20,254

(1)	Includes $1,262 from the predecessor of Wind River Reinsurance. $686 of this amount is excise tax.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2007:	Insurance
(Dollars in thousands)	Operations	Reinsurance (1)		Corporate	Eliminations	Total

Revenues:
Gross premiums written	$289,054	$12,165		$—	$—	$301,219

Net premiums written	$259,800	$4,769		$—	$—	$264,569

Net premiums earned	$273,910	$1,112		$—	$—	$275,022
Net investment income	—	—		38,185	—	38,185
Net realized investment gains	—	—		1,767	—	1,767

Total revenues	273,910	1,112		39,952	—	314,974
Losses and Expenses:
Net losses and loss adjustment expenses	156,510	575		—	—	157,085
Acquisition costs and other underwriting expenses	85,529	2,497	(2)	—	(482)	87,544
Corporate and other operating expenses	—	—		6,281	176	6,457
Interest expense	—	—		5,804	—	5,804

Income (loss) before income taxes	$31,871	$(1,960)		$27,867	$306	58,084

Income tax expense						10,024

Income before equity in net income of partnership						48,060
Equity in net income of partnership, net of tax						361

Income before discontinued operations						48,421
Discontinued operations, net of tax						120

Net income						$48,541

Total Assets	$—	$—		$2,888,987	$—	$2,888,987

(1)	Direct business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $1,399.

Six Months Ended June 30, 2006:	Insurance
(Dollars in thousands)	Operations		Corporate	Eliminations	Total

Revenues:
Gross premiums written	$326,853		$—	$—	$326,853

Net premiums written	$278,025		$—	$—	$278,025

Net premiums earned	$269,181		$—	$—	$269,181
Net investment income	—		31,615	—	31,615
Net realized investment gains	—		39	—	39

Total revenues	269,181		31,654	—	300,835
Losses and Expenses:
Net losses and loss adjustment expenses	159,428		—	—	159,428
Acquisition costs and other underwriting expenses	87,312	(1)	—	(1,149)	86,163
Corporate and other operating expenses	—		7,739	387	8,126
Interest expense	—		5,678	—	5,678

Income before income taxes	$22,441		$18,237	$762	41,440

Income tax expense					3,733

Income before equity in net income of partnership					37,707
Equity in net income of partnership, net of tax					572

Income before discontinued operations					38,279
Discontinued operations, net of tax					(247)

Net income					$38,032

Total Assets	$—		$3,075,593	$—	$3,075,593

(1)	Includes $2,655 from the predecessor of Wind River Reinsurance. $1,330 of this amount is excise tax.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Supplemental Cash Flow Information
Taxes and Interest Paid

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Net federal income taxes paid	$8,000	$4,000	$8,000	$4,000
Interest paid	1,418	1,470	5,654	5,456

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
Recent Developments
On May 9, 2007, we announced that the Board of Directors had appointed Larry A. Frakes as our President and Chief Operating Officer. Mr. Frakes was subsequently appointed to the position of President and Chief Executive Officer on June 28, 2007, replacing Saul A. Fox as Chief Executive Officer. Mr. Fox remains as Chairman of our Board of Directors. The employment of Robert M. Fishman, former President and Chief Executive Officer of United America Insurance Group, terminated on May 8, 2007.
Overview
Our Insurance Operations distribute our insurance products through a group of approximately 138 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. Our Insurance Operations are comprised of the operations of the Penn-America Group, which distributes its products to small commercial businesses through a select network of general agents with specific binding authority, and the United National Group, a provider of property and casualty products through the following two business units, both of which operate predominately in the excess and surplus lines marketplace: 1) Programs, which markets insurance products for targeted insured segments as well as specialty products, such as professional lines, through program administrators with specific binding authority; and 2) Specialty Brokerage, which markets property, casualty, and professional lines products through wholesale brokers.
Our Reinsurance Operations are comprised of the operations of Wind River Reinsurance, a Bermuda based treaty and facultative reinsurer of excess and surplus lines and specialty property and casualty insurance.
We derive our revenues primarily from premiums paid on insurance policies that we write and from income generated by our investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that we receive is a function of the amount and type of policies we write, as well as of prevailing market prices.
Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, and other investment expenses. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to incur on the insurance policies we write. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on the insurance policies we write, net of ceding commissions earned from reinsurers and allocated internal costs. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, and salaries and benefits for holding company personnel. Interest expense consists primarily of senior notes payable, junior subordinated debentures, and interest paid on funds held on behalf of others.
In managing the business and evaluating performance, our management focuses on measures such as premium

UNITED AMERICA INDEMNITY, LTD.
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
Our management focuses on operating income as a useful measure of the net income attributable to the ongoing operations of the business. We believe that the presentation of net operating income provides useful information regarding our results of operations because it is a measure that is closely followed by financial statement users, including investors, analysts, and rating agencies. We believe it is a widely accepted practice among analysts who follow the insurance industry to state their earnings forecasts in terms of operating income per share. Operating income excludes items that are expected to be non-recurring or very infrequent. Operating income also excludes net realized investment gains (losses). There is discretion to control when net realized investment gains (losses) can be realized; therefore, they are not considered when management measures our performance. Although we believe that operating income is a better indicator of our performance than net income, operating income is not a substitute for net income determined in accordance with GAAP, and investors should not place undue reliance on this measure.
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
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short tail or long tail. Most of our business can be characterized as long tail. For long tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include commercial automobile liability, general liability, professional liability, products liability and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. Both of our business classifications, Penn-America and United National, as well as Wind River Reinsurance, contain both long-tail and short-tail exposures. Every reserve category is analyzed by the actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.
The methods that we use to project ultimate losses for both long-tail and short-tail exposures include, but are not limited to, the following:
•	Paid Development method;

•	Incurred Development method;

•	Expected Loss Ratio method;

•	Bornhuetter-Ferguson method using premiums and paid loss;

•	Bornhuetter-Ferguson method using premiums and incurred loss; and

•	Average Loss method.

UNITED AMERICA INDEMNITY, LTD.
The Paid Development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments and other factors. Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.
For many reserve categories, paid loss data for recent periods may be too immature or erratic for accurate predictions. This situation often exists for long-tail exposures. In addition, changes in the factors described above may result in inconsistent payment patterns. Finally, estimating the paid loss pattern subsequent to the most mature point available in the data analyzed often involves considerable uncertainty for long-tail reserve categories.
The Incurred Development method is similar to the Paid Development method, but it uses case incurred losses instead of paid losses. Since this method uses more data (case reserves in addition to paid losses) than the Paid Development method, the incurred development patterns may be less variable than paid patterns. However, selection of the incurred loss pattern requires analysis of all of the factors listed in the description of the Paid Development method. In addition, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.
The Expected Loss Ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. The selection of the expected loss ratio requires analysis of loss ratios from earlier accident years or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.
The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the paid development approach and the expected loss ratio approach. This method normally determines expected loss ratios similar to the approach used to estimate the expected loss ratio for the Expected Loss Ratio method and requires analysis of the same factors described above. The method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the Paid Development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the Paid Development method requires consideration of all factors listed in the description of the Paid Development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.
The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving have taken place, and the method requires analysis of all the factors that need to be reviewed for the Expected Loss Ratio and Incurred Development methods.
The Average Loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large

UNITED AMERICA INDEMNITY, LTD.
losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the Incurred Development method than to the Paid Development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the Paid Development method. For most of our reserve categories, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we will not assign any weight to the Paid and Incurred Development methods and will use the Bornhuetter-Ferguson and Expected Loss Ratio methods. For short-tail exposures, the Paid and Incurred Development methods can often be relied on sooner primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the Expected Loss Ratio, Bornhuetter-Ferguson and Average Loss methods for short-tail exposures.
Generally, reserves for long tail lines use the Expected Loss Ratio method for the most recent accident year, shift to the Bornhuetter-Ferguson methods for the next two years, and then shift to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long tail lines. For umbrella business, the Expected Loss Ratio method is used for as many as five years, shifts to the Bornhuetter-Ferguson method for one year, and then shifts to the Incurred Development method. Reserves for short tail lines use the Bornhuetter-Ferguson methods for the most recent accident year and shift to the Incurred and/or Paid Development method in subsequent years.
For other more complex reserve categories where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such reserve categories include construction defect and asbestos and environmental (“A&E”).
For construction defect losses, our actuaries organize losses by report year. Report year groups claims by the year in which they were reported. To estimate losses from claims that have not been reported, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.
The reserve analyses performed by our actuaries result in preliminary point estimates. Each quarter, the results of the detailed reserve reviews are summarized and discussed with our senior management to determine the best estimate of reserves. This group considers many factors in making this decision. The factors include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.
Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, current law and our judgment. The carried reserve may differ from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific reserve category being analyzed and other factors impacting claims costs that may not be quantifiable through actuarial analysis. This process results in management’s best estimate which is then recorded as the loss reserve.
Currently, our reserves are slightly higher than the actuarial point estimate. We do not establish a specific provision for uncertainty. Adjustments to actuarial indications are based upon the age of the accident year and the volatility of the reserve category. The difference between our reserves and the actuarial point estimate is primarily due to the recent accident years, because claim data from these accident years is very immature. We believe it is prudent to wait until actual experience confirms that the loss reserves should be adjusted. In addition, the carried reserve is slightly higher than the actuarial point estimate for A&E, construction defect and umbrella reserve categories because of the volatility of these reserve categories.

UNITED AMERICA INDEMNITY, LTD.
Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. One of our insurance companies has been named in a lawsuit seeking coverage from it and other unrelated insurance companies that involves such issues with regard to approximately 4,000 asbestos-related bodily injury claims and others that continue to be filed. There are numerous factual and legal issues to be resolved in connection with this lawsuit, and it is difficult to predict at this time the extent of financial exposure that this matter could present.
The tables below identify the components of our gross and net unpaid losses and loss adjustment expenses as of June 30, 2007:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$167,917	$399,106	$567,023
United National:
Program	316,711	684,423	1,001,134
Specialty Brokerage	15,269	14,124	29,393

Total United National	331,980	698,547	1,030,527

Total Insurance Operations	499,897	1,097,653	1,597,550

Reinsurance Operations:
Wind River Reinsurance	—	1,255	1,255

Total	$499,897	$1,098,908	$1,598,805

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$152,246	$342,453	$494,699
United National:
Program	80,126	193,586	273,712
Specialty Brokerage	7,168	11,573	18,741

Total United National	87,294	205,159	292,453

Total Insurance Operations	239,540	547,612	787,152

Reinsurance Operations:
Wind River Reinsurance	—	703	703

Total	$239,540	$548,315	$787,855

(1)	Losses incurred but not reported.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
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

UNITED AMERICA INDEMNITY, LTD.
Management continues to review the actuarial analyses and assumptions and makes adjustments to actuarial indications based upon the age of the accident year and the volatility of the reserve category when determining management’s best estimate. Management’s evaluation resulted in a decrease to carried reserves of $0.8 million for the six months ended June 30, 2007. This decrease is part of the $11.0 million release of prior year loss reserves described in Note 5 to the consolidated financial statements in Item 1 of Part I of this report. Management’s best estimate exceeds the actuarial indication.
The detailed reserve analyses use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. We determine a point estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve category being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be IBNR. IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).
The level of reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. The anticipated future emergence continues to be reflective of historical patterns, and the selected development patterns have not changed significantly from those underlying our most recent analyses.
The key assumptions fundamental to the reserving process are often different for various reserve categories and accident years. Some of these assumptions are explicit assumptions that are required of a particular method, but most of the assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the Paid Development method. However, the assumed pattern is itself based on several implicit assumptions such as the impact of inflation on medical costs and the rate at which claim professionals close claims. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Each reserve segment has an implicit frequency and severity for each accident year as a result of the various assumptions made. As a result, the effect on reserve estimates of a particular change in assumptions usually cannot be specifically quantified, and changes in these assumptions cannot be tracked over time.
Previous reserve analyses have resulted in our identification of information and trends that have caused us to increase or decrease our reserves in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to us. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for short tail lines) as well as the amount of reserves needed for incurred but not reported losses.
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s estimate. Based on our judgment and analysis, we believe that frequency can be predicted with greater accuracy than severity for losses incurred during 2007. Inflation, judicial interpretation, and other factors can affect severity. We believe management’s estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our point estimate, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $170.9 million for claims occurring during the six months ended June 30, 2007:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(24,787)	$(16,667)	$(8,547)	$(427)	$7,693
	-3%	(21,710)	(13,419)	(5,128)	3,162	11,453
	-2%	(20,172)	(11,795)	(3,419)	4,957	13,334
	-1%	(18,633)	(10,171)	(1,709)	6,752	15,214
	0%	(17,095)	(8,547)	—	8,547	17,095
	1%	(15,556)	(6,923)	1,709	10,342	18,975
	2%	(14,017)	(5,299)	3,419	12,137	20,855
	3%	(12,479)	(3,675)	5,128	13,932	22,736
	5%	(9,402)	(427)	8,547	17,522	26,496
Our net reserves for losses and loss expenses of $787.9 million as of June 30, 2007 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than once accident year could be higher or lower than the amounts reflected above.
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
During the quarter and six months ended June 30, 2007, we lowered our purchase accounting reserve related to uncollectible reinsurance by $1.3 million and $2.9 million, respectively, primarily due to a reduction in ceded loss reserves, including IBNR.
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
For equity securities, a decline in value is considered to be other than temporary if an unrealized loss has either (1) persisted for more than twelve consecutive months or (2) the value of the investment has been 20% or more below cost for six continuous months or more. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine whether the cost basis of the security should be written down to its fair value.
For an analysis of our securities with gross unrealized losses as of June 30, 2007 and December 31, 2006, and for other than temporary losses that we recorded for the quarters and six months ended June 30, 2007 and 2006, please see Note 2 to the consolidated financials statements in Item 1 of Part I of this report.
Goodwill and Intangible Assets
We use several techniques to value the recoverability of our intangible assets. Discounted cash flow and cost to

UNITED AMERICA INDEMNITY, LTD.
replace methods were used to value agency relationships, customer contracts, and insurer relationships. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. We anticipate that amortization expense will be approximately $1.0 million per year for the next five succeeding years. The amount is subject to change, however, based upon the reviews of recoverability and useful lives that are performed at least annually.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We concluded our annual impairment review of goodwill and other indefinite lived assets during the first quarter of 2007 and have concluded that goodwill and other indefinite lived assets were not impaired as of December 31, 2006. No events have occurred since then that would indicate that goodwill and other indefinite lived assets were impaired as of June 30, 2007. Impairment is recognized if the fair value of the company is less than its carrying amount.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There is no valuation allowance as of June 30, 2007. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
Our Business Segments
We have two business segments: Insurance Operations and a new financial reporting segment, Reinsurance Operations, which was created as a result of the amalgamation of our Non-U.S. Insurance Operations into a single Bermuda based entity in September 2006. Our Insurance Operations, which distribute property, general liability, and professional liability products, are comprised of the operations of the Penn-America Group and the United National Group. Our Reinsurance Operations, which offer third party reinsurance products, are comprised of the operations of Wind River Reinsurance. Our Reinsurance Operations began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. As such, there are no results for our Reinsurance Operations segment for the prior year.

UNITED AMERICA INDEMNITY, LTD.
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
The following table sets forth an analysis of financial data from continuing operations for our segments during the periods indicated:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2007	2006		2007	2006

Insurance Operations premiums written:
Gross premiums written	$143,452	$167,295		$289,054	$326,853
Ceded premiums written	14,210	24,607		29,254	48,828

Net premiums written	$129,242	$142,688		$259,800	$278,025

Reinsurance Operations premiums written:
Gross premiums written	$5,231	$—		$12,165	$—
Ceded premiums written	3,959	—		7,396	—

Net premiums written	$1,272	$—		$4,769	$—

Revenues: (1)
Insurance Operations	$136,196	$133,751		$273,910	$269,181
Reinsurance Operations	389	—		1,112	—
Corporate	20,859	17,932		39,952	31,654

Total revenues	$157,444	$151,683		$314,974	$300,835

Expenses: (1)
Insurance Operations	$118,580	$123,104	(2)	$242,039	$246,740	(3)
Reinsurance Operations	1,477 (4)	—		3,072 (5)	—
Corporate	5,792	6,439		12,085	13,417

Subtotal	125,849	129,543		257,196	260,157
Intercompany eliminations	(151)	(1,078)		(306)	(762)

Net expenses	$125,698	$128,465		$256,890	$259,395

Income (loss) before income taxes: (1)
Insurance Operations	$17,616	$10,647		$31,871	$22,441
Reinsurance Operations	(1,088)	—		(1,960)	—
Corporate	15,067	11,493		27,867	18,237

Subtotal	31,595	22,140		57,778	40,678
Intercompany eliminations	151	1,078		306	762

Total income before income taxes	$31,746	$23,218		$58,084	$41,440

Insurance combined ratio analysis: (6)
Net losses and loss adjustment expense ratio	55.1	60.2		57.1	59.2
Other underwriting expense ratio	32.7	30.8		31.8	32.0

Combined ratio	87.8	91.0		88.9	91.2

(1)	Excludes the results of our Agency Operations, which have been classified as discontinued operations for 2007 and 2006.

(2)	Includes $1,262 from the predecessor of Wind River Reinsurance. $686 of this amount is excise tax.

(3)	Includes $2,655 from the predecessor of Wind River Reinsurance. $1,330 of this amount is excise tax.

(4)	Includes excise tax of $656.

(5)	Includes excise tax of $1,399.

(6)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
Quarter Ended June 30, 2007 Compared with the Quarter Ended June 30, 2006
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $148.7 million for the quarter ended June 30, 2007, compared with $167.3 million for the quarter ended June 30, 2006, a decrease of $18.6 million or 11.1%.
A breakdown of gross premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	June 30, 2007	June 30, 2006	(Decrease)

Insurance Operations:
Penn-America	$79,369	$99,639	$(20,270)
United National:
Program	52,252	59,622	(7,370)
Specialty Brokerage	11,831	8,042	3,789

Total United National	64,083	67,664	(3,581)

Total Insurance Operations	143,452	167,303	(23,851)

Reinsurance Operations:
Wind River Reinsurance	5,231	(8)	5,239

Total	$148,683	$167,295	$(18,612)

•	Insurance Operations:
•	Penn-America gross premiums written decreased $20.3 million due to: (a) increased competition from both surplus lines and standard carriers; and (b) cancellation of business that did not meet our profitability standards. Premium rates on renewal business on average were flat during the quarter ended June 30, 2007.

•	United National Program gross premiums written decreased $7.4 million primarily due to a: (a) decrease in premiums in a program of 1st Party business in our property product line; and (b) decrease in premiums in our umbrella product line as a result of competition in the marketplace. Premium rates on renewal business on average were down approximately 5% during the quarter ended June 30, 2007.

•	United National Specialty Brokerage gross premiums written increased $3.8 million primarily due to continued growth in our property and allied health product lines. Premium rates on renewal business on average were down approximately 10% during the quarter ended June 30, 2007.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written increased $5.2 million. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007. Wind River Reinsurance did not offer any third party reinsurance products during the quarter ended June 30, 2006.
Net premiums written, which equal gross premiums written less ceded premiums written, were $130.5 million for the quarter ended June 30, 2007, compared with $142.7 million for the quarter ended June 30, 2006, a decrease of $12.2 million or 8.5%. The ratio of net premiums written to gross premiums written was 87.8% for the quarter ended June 30, 2007 and 85.3% for the quarter ended June 30, 2006.

UNITED AMERICA INDEMNITY, LTD.
A breakdown of net premiums written by product class is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	June 30, 2007	June 30, 2006	(Decrease)

Insurance Operations:
Penn-America	$74,895	$90,507	$(15,612)
United National:
Program	45,036	46,275	(1,239)
Specialty Brokerage	9,311	5,913	3,398

Total United National	54,347	52,188	2,159

Total Insurance Operations	129,242	142,695	(13,453)

Reinsurance Operations:
Wind River Reinsurance	1,272	(7)	1,279

Total	$130,514	$142,688	$(12,174)

•	Insurance Operations:
•	Penn-America net premiums written decreased $15.6 million primarily due to a decrease in casualty and general liability premiums caused by increased competition from both surplus lines and standard carriers and the recent cancellation of business that did not meet our profitability standards.

•	United National Program net premiums written decreased $1.2 million primarily as a result of decreases in product writings in our umbrella line.

•	United National Specialty Brokerage net premiums written increased $3.4 million due to continued growth in our property and allied health product writings.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written increased $1.3 million. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007. Wind River Reinsurance did not offer any third party reinsurance products during the six months ended June 30, 2006.
Net premiums earned were $136.6 million for the quarter ended June 30, 2007, compared with $133.8 million for the quarter June 30, 2006, an increase of $2.8 million or 2.1%. The increase in net premiums earned is primarily due to a $2.4 million increase in net premiums earned from our Insurance Operations segment and $0.4 million of net premiums earned from our Reinsurance Operations segment.
•	The increase in net premiums earned from our Insurance Operations segment is due to higher net premiums written in the second half of 2006, which are now being earned in 2007, compared to net premiums written in the second half of 2005, which were earned in 2006.

•	Net premiums earned from our Reinsurance Operations segment were $0.4 million for the quarter ended June 30, 2007. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007; therefore there were no net premiums earned for our Reinsurance Operations segment in 2006.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $19.3 million for the quarter ended June 30, 2007, compared with $17.9 million for the quarter ended June 30, 2006, an increase of $1.4 million or 7.7%.
•	Gross investment income, excluding realized gains and losses, was $20.6 million for the quarter ended June 30, 2007, compared with $19.3 million for the quarter ended June 30, 2006, an increase of $1.3 million or 7.0%. The increase was primarily due to growth in the average market value of our cash and invested

UNITED AMERICA INDEMNITY, LTD.
assets and an increase in the investment yields on both our bond and short term investment portfolios, offset by a decrease in limited partnership distributions. Cash and invested assets grew to $1,743.3 million as of June 30, 2007, from $1,656.7 million as of December 31, 2006, an increase of $86.6 million or 5.2%. Our limited partnership investments generated gross investment income of $0.1 million and $2.0 million for the quarters ended June 30, 2007 and 2006, respectively. Excluding limited partnership distributions, gross investment income for the quarter ended June 30, 2007 increased 18.8% compared to the quarter ended June 30, 2006.

•	Investment expenses were $1.3 million and $1.4 million for the quarters ended June 30, 2007 and 2006, respectively.
The average duration of our bonds decreased to 3.6 years as of June 30, 2007 from 4.1 years as of June 30, 2006. Including cash and short term investments, the average duration of our investments as of June 30, 2007 was 3.0 years, compared to 3.9 years as of June 30, 2006. At June 30, 2007, our embedded book yield on our bonds, not including cash and short term investments, was 5.01% compared with 4.64% at June 30, 2006.
Net Realized Investment Gains (Losses)
Net realized investment gains were $1.5 million for the quarter ended June 30, 2007 compared to net realized investment losses of $0.004 million for the quarter ended June 30, 2006. The net realized investment gains for the quarter ended June 30, 2007 consist primarily of net gains of $0.3 million relative to bond portfolios, net gains of $1.1 million relative to our equity portfolios, and net gains of $0.1 million relative to our convertible portfolio. As stated in Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report, we adopted SFAS 155 on January 1, 2007, and as a result, changes in the market value of our convertible bond and convertible preferred stock portfolios are recognized as realized gains and losses in the current period. The net realized investment losses for the quarter ended June 30, 2006 consist primarily of net gains of $0.07 million relative to our options portfolio, net gains of $0.07 million relative to our equity portfolios, and net losses of $0.1 million relative to our bond portfolios.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $75.2 million for the quarter ended June 30, 2007, compared with $80.5 million for the quarter ended June 30, 2006, a decrease of $5.3 million or 6.5%. Excluding the impact of a $1.3 million reduction in our reinsurance reserve allowance and an $11.0 million release of prior year loss reserves, which are discussed in Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of the report, net losses and loss adjustment expenses would have been $87.5 million for the quarter ended June 30, 2007. The increase in incurred losses and loss adjustment expenses from $80.5 million for the quarter ended June 30, 2006 to $87.5 million for the quarter ended June 30, 2007 is primarily attributable to growth in exposure as net earned premiums were higher in 2007, an increase in the severity of non-catastrophe property losses, and casualty loss cost inflation, offset somewhat by lower catastrophe losses.
The loss ratio for the quarter ended June 30, 2007 was 55.1% compared with 60.2% for the quarter ended June 30, 2006. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The reduction in our reinsurance reserve allowance and the release of prior year loss reserves in 2007 decreased the loss ratio for 2007 9.0 points. Excluding the impact of the reduction in our reinsurance reserve allowance and release of prior year loss reserves, the loss ratio increased from 60.2% for 2006 to 64.1% for 2007 primarily due to the reasons for the increase in incurred losses and loss adjustment expenses stated above and casualty loss cost inflation in excess of rate increases.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $44.7 million for the quarter ended June 30, 2007, compared with $41.2 million for the quarter ended June 30, 2006, an increase of $3.5 million or 8.5%. This increase is primarily due to a $2.8 million increase in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $0.7 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.

UNITED AMERICA INDEMNITY, LTD.
•	The increase in our Insurance Operations segment is due to a $2.0 million increase in acquisition costs, which is primarily due to an increase in commissions, and a $0.8 million increase in other underwriting expenses, which is primarily due to stock options and an increase in consulting expenses.

•	The increase in our Reinsurance Operations segment is primarily due to a $0.7 million increase in other underwriting expenses. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.9 million for the quarter ended June 30, 2007, compared with $3.9 million for the quarter ended June 30, 2006, a decrease of $1.0 million. This decrease is primarily due to reductions in stock options expenses, and other corporate expenses.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 32.7% for the quarter ended June 30, 2007, compared with 30.8% for the quarter ended June 30, 2006. The increase in the expense ratio is primarily due to an increase in commissions, legal expenses, stock options, and consulting expenses as a percentage of earned premium.
Our combined ratio was 87.8% for the quarter ended June 30, 2007, compared with 91.0% for the quarter ended June 30, 2006. The combined ratio is the sum of our loss and expense ratios. The reduction in our reinsurance reserve allowance and release of prior year loss reserves in 2007 decreased the combined ratio for 2007 9.0 points. Excluding the impact of the reduction in our reinsurance reserve allowance and release of prior year loss reserves, the combined ratio increased from 91.0% for 2006 to 96.8% for 2007. See discussions of loss ratio and expense ratio above for an explanation of this increase.
Interest Expense
Interest expense was $2.9 million for the quarter ended June 30, 2007, compared with $3.0 million for the quarter ended June 30, 2006, a decrease of $0.1 million or 2.0%. This decrease is primarily due to decreases in interest rates on the junior subordinated debt, which are tied to the three month LIBOR rate. The three month LIBOR rate was 5.36% at June 30, 2007 compared to 5.51% at June 30, 2006.
Income Tax Expense (Benefit)
Income tax expense relating to continuing operations was $6.0 million for the quarter ended June 30, 2007, compared with $2.6 million for the quarter ended June 30, 2006. See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pre-tax income excluding realized gains and add actual tax on realized gains to that result. Our pre-tax income was $31.7 million and $23.2 million for the quarters ended June 30, 2007 and 2006, respectively.
Our AMT credit carryforward as of June 30, 2007 and December 31, 2006 was $0.0 million and $2.8 million, respectively.
Equity in Net Income of Partnership
Equity in net income of partnerships was $0.2 million for the quarter ended June 30, 2007, compared with $0.04 million for the quarter ended June 30, 2006, an increase of $0.2 million. The increase is due to the increased performance of a limited partnership investment which invests mainly in high yield bonds.

UNITED AMERICA INDEMNITY, LTD.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment. Loss from discontinued operations was $0.04 million for the quarter ended June 30, 2007, compared with a loss of $0.5 million for the quarter ended June 30, 2006.
Net Income and Operating Income
The factors described above resulted in net income of $25.9 million for the quarter ended June 30, 2007, compared with net income of $20.2 million for the quarter ended June 30, 2006, an increase of $5.7 million or 28.1%. Operating income was $25.0 million for the quarter ended June 30, 2007, compared with operating income of $20.3 million for the quarter ended June 30, 2006, an increase of $4.7 million or 22.8%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax net realized investment gains (losses), less the after-tax gain and one-time charges from discontinued operations, less any after-tax extraordinary gains (losses). We believe that the presentation of net operating income provides useful information regarding our results of operations because it is a measure that is closely followed by financial statement users, including investors, analysts, and rating agencies. We believe it is a widely accepted practice among analysts who follow the insurance industry to state their earnings forecasts in terms of operating income per share. Operating income excludes items that are expected to be non-recurring or very infrequent. Operating income also excludes net realized investment gains (losses). There is discretion to control when net realized investment gains (losses) can be realized; therefore, they are not considered when management measures our performance. We believe operating income is a better indicator of our performance than net income.
A reconciliation of operating income to net income for the quarters ended June 30, 2007 and 2006 is as follows:

	Quarter Ended June 30,
(Dollars in thousands)	2007	2006

Operating income	$24,954	$20,327

Adjustments:
Net realized investment gains (losses), net of tax	994	(73)

Net income	$25,948	$20,254

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $301.2 million for the six months ended June 30, 2007, compared with $326.9 million for the six months ended June 30, 2006, a decrease of $25.7 million or 7.8%.
A breakdown of gross premiums written by product class is as follows:

	Six Months Ended	Six Months Ended	Increase /
(Dollars in thousands)	June 30, 2007	June 30, 2006	(Decrease)

Insurance Operations:
Penn-America	$159,857	$194,694	$(34,837)
United National:
Program	105,939	118,013	(12,074)
Specialty Brokerage	23,258	14,099	9,159

Total United National	129,197	132,112	(2,915)

Total Insurance Operations	289,054	326,806	(37,752)

Reinsurance Operations:
Wind River Reinsurance	12,165	47	12,118

Total	$301,219	$326,853	$(25,634)

UNITED AMERICA INDEMNITY, LTD.
•	Insurance Operations:
•	Penn-America gross premiums written decreased $34.8 million due to a: (a) increased competition from both surplus lines and standard carriers; and (b) cancellation of business that did not meet our profitability standards. Premium rates on renewal business on average were flat during the six months ended June 30, 2007.

•	United National Program gross premiums written decreased $12.1 million primarily due to: (a) decrease in premiums in a program of 1st Party business in our property product line; and (b) decrease in premiums in our umbrella product line as a result of competition in the marketplace. Premium rates on renewal business on average were down approximately 4% during the six months ended June 30, 2007.

•	United National Specialty Brokerage gross premiums written increased $9.2 million primarily due to continued growth in our property and allied health product lines. Premium rates on renewal business on average were down approximately 5% during the six months ended June 30, 2007.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written increased $12.1 million. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007. Wind River Reinsurance did not offer any third party reinsurance products during the six months ended June 30, 2006.
Net premiums written, which equal gross premiums written less ceded premiums written, were $264.6 million for the six months ended June 30, 2007, compared with $278.0 million for the six months ended June 30, 2006, a decrease of $13.4 million or 4.8%. The ratio of net premiums written to gross premiums written was 87.8% for the six months ended June 30, 2007 and 85.1% for the six months ended June 30, 2006.
A breakdown of net premiums written by product class is as follows:

	Six Months Ended	Six Months Ended	Increase /
(Dollars in thousands)	June 30, 2007	June 30, 2006	(Decrease)

Insurance Operations:
Penn-America	$150,575	$176,891	$(26,316)
United National:
Program	89,717	90,657	(940)
Specialty Brokerage	19,508	10,437	9,071

Total United National	109,225	101,094	8,131

Total Insurance Operations	259,800	277,985	(18,185)

Reinsurance Operations:
Wind River Reinsurance	4,769	40	4,729

Total	$264,569	$278,025	$(13,456)

•	Insurance Operations:
•	Penn-America net premiums written decreased $26.3 million primarily due to a decrease in property, casualty, and general liability premiums caused by increased competition from both surplus lines and standard carriers and the recent cancellation of business that did not meet our profitability standards.

•	United National Program net premiums written decreased $0.9 million primarily as a result of decreases in product writings in our umbrella line partially offset by an increase in habitational general liability premium.

•	United National Specialty Brokerage net premiums written increased $9.1 million due to continued growth in our property and allied health product writings.

UNITED AMERICA INDEMNITY, LTD.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written increased $4.7 million. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007. Wind River Reinsurance did not offer any third party reinsurance products during the six months ended June 30, 2006.
Net premiums earned were $275.0 million for the six months ended June 30, 2007, compared with $269.2 million for the six months ended June 30, 2006, an increase of $5.8 million or 2.2%. The increase in net premiums earned is due to a $4.7 million increase in net premiums earned from our Insurance Operations segment and $1.1 million of net premiums earned from our Reinsurance Operations segment.
•	The increase in net premiums earned from our Insurance Operations segment is due to higher net premiums written in the second half of 2006, which are now being earned in 2007, compared to net premiums written in the second half of 2005, which were earned in 2006.

•	Net premiums earned from our Reinsurance Operations segment were $1.1 million for the six months ended June 30, 2007. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007; therefore there were no net premiums earned for our Reinsurance Operations segment for the prior year.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $38.2 million for the six months ended June 30, 2007, compared with $31.6 million for the six months ended June 30, 2006, an increase of $6.6 million or 20.8%.
•	Gross investment income, excluding realized gains and losses, was $41.0 million for the six months ended June 30, 2007, compared with $34.5 million for the six months ended June 30, 2006, an increase of $6.5 million or 18.9%. The increase was primarily due to growth in the average market value of our cash and invested assets and an increase in the investment yields on both our bond and short term investment portfolios, offset by a decrease in limited partnership distributions. Cash and invested assets grew to $1,743.3 million as of June 30, 2007, from $1,656.7 million as of December 31, 2006, an increase of $86.6 million or 5.2%. Our limited partnership investments generated gross investment income of $0.4 million and $2.4 million for the six months ended June 30, 2007 and 2006, respectively. Excluding limited partnership distributions, gross investment income for the six months ended June 30, 2007 increased 26.4% compared to the six months ended June 30, 2006.

•	Investment expenses were $2.8 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively.
Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.
Net Realized Investment Gains (Losses)
Net realized investment gains were $1.8 million and $0.04 million for the six months ended June 30, 2007 and 2006, respectively. The net realized investment gains for the six months ended June 30, 2007 consist primarily of net gains of $0.9 million relative to bond portfolios, net of other than temporary impairment losses of $0.02 million, net gains of $1.9 million relative to our equity portfolios, and net losses of $1.0 million relative to our convertible portfolio. As stated in Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report, we adopted SFAS 155 on January 1, 2007, and as a result, changes in the market value of our convertible bond and convertible preferred stock portfolios are recognized as realized gains and losses in the current period. The net realized investment gains for the six months ended June 30, 2006 consist primarily of net gains of $0.6 million relative to our options portfolio, net losses of $0.2 million relative to our bond portfolios, and net losses of $0.3 million relative to our equity portfolios.

UNITED AMERICA INDEMNITY, LTD.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $157.1 million for the six months ended June 30, 2007, compared with $159.4 million for the six months ended June 30, 2006, a decrease of $2.3 million or 1.5%. Excluding the impact of a $2.9 million reduction in our reinsurance reserve allowance and an $11.0 million release of prior year loss reserves, which are discussed in Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of the report, net losses and loss adjustment expenses would have been $170.9 million for the six months ended June 30, 2007. The increase in incurred losses and loss adjustment expenses from $159.4 million for the six months ended June 30, 2006 to $170.9 million for the six months ended June 30, 2007 is primarily attributable to growth in exposure as net premiums earned were higher in 2007, an increase in the severity of non-catastrophe property losses, and casualty loss cost inflation, offset somewhat by lower catastrophe losses.
The loss ratio for the six months ended June 30, 2007 was 57.1% compared with 59.2% for the six months ended June 30, 2006. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The reduction in our reinsurance reserve allowance and release of prior year loss reserves in 2007 decreased the loss ratio for 2007 5.1 points. Excluding the impact of the reduction in our reinsurance reserve allowance and the release of prior year loss reserves, the loss ratio increased from 59.2% for 2006 to 62.2% for 2007 primarily due to the reasons for the increase in incurred losses and loss adjustment expenses stated above and casualty loss cost inflation in excess of rate increases.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $87.5 million for the six months ended June 30, 2007, compared with $86.2 million for the six months ended June 30, 2006, an increase of $1.3 million or 1.6%. This increase is primarily due to a $0.2 million increase in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $1.2 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.
•	The increase in our Insurance Operations segment is due to a $0.1 million increase in acquisition costs, which is primarily due to an increase in commissions, and a $0.1 million increase in other underwriting expenses, which is primarily due to an increase in consulting expenses. Other underwriting expenses for the six months ended June 30, 2006 included $0.3 million of severance costs resulting from our restructuring in 2006.

•	The increase in our Reinsurance Operations segment is primarily due to a $1.1 million increase in other underwriting expenses. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007; therefore there were no other underwriting expenses for our Reinsurance Operations segment for the prior year.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $6.5 million for the six months ended June 30, 2007, compared with $8.1 million for the six months ended June 30, 2006, a decrease of $1.6 million. This decrease is primarily due to reductions in legal expenses, stock options expenses, and other corporate expenses.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 31.8% for the six months ended June 30, 2007, compared with 32.0% for the six months ended June 30, 2006. The decrease in the expense ratio is primarily due to a decrease in non-commission related acquisition expenses as a percentage of earned premium partially offset by an increase in legal expenses, stock options, and consulting expenses as a percentage of earned premium.

UNITED AMERICA INDEMNITY, LTD.
Our combined ratio was 88.9% for the six months ended June 30, 2007, compared with 91.2% for the six months ended June 30, 2006. The combined ratio is the sum of our loss and expense ratios. The reduction in our reinsurance reserve allowance and release of prior year loss reserves in 2007 decreased the combined ratio for 2007 5.1 points. Excluding the impact of the reduction in our reinsurance reserve allowance and the release of prior year loss reserves, the combined ratio increased from 91.2% for 2006 to 94.0% for 2007. See discussions of loss ratio and expense ratio above for an explanation of this increase.
Interest Expense
Interest expense was $5.8 million for the six months ended June 30, 2007, compared with $5.7 million for the six months ended June 30, 2006, an increase of $0.1 million or 2.2%. This increase is primarily due to increases in interest rates on the junior subordinated debt, which are tied to the three month LIBOR rate.
Income Tax Expense (Benefit)
Income tax expense relating to continuing operations was $10.0 million for the six months ended June 30, 2007, compared with $3.7 million for the six months ended June 30, 2006. See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pre-tax income excluding realized gains and add actual tax on realized gains to that result. Our pre-tax income was $58.1 million and $41.4 million for the six months ended June 30, 2007 and 2006, respectively.
Our AMT credit carryforward as of June 30, 2007 and December 31, 2006 was $0.0 million and $2.8 million, respectively.
Equity in Net Income of Partnership
Equity in net income of partnerships was $0.4 million for the six months ended June 30, 2007, compared with $0.6 million for the six months ended June 30, 2006, a decrease of $0.2 million or 36.9%. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment. Income from discontinued operations was $0.1 million for the six months ended June 30, 2007, compared with a loss of $0.2 million for the six months ended June 30, 2006, an increase of $0.3 million.
Net Income and Operating Income
The factors described above resulted in net income of $48.5 million for the six months ended June 30, 2007, compared with net income of $38.0 million for the six months ended June 30, 2006, an increase of $10.5 million or 27.6%. Operating income was $47.4 million for the six months ended June 30, 2007, compared with operating income of $38.0 million for the six months ended June 30, 2006, an increase of $9.4 million or 24.6%. Operating income is a non-GAAP financial measure used by management as a measure of our performance. It is calculated as net income less after-tax net realized investment gains (losses), less the after-tax gain and one-time charges from discontinued operations, less any after-tax extraordinary gains (losses). We believe that the presentation of net operating income provides useful information regarding our results of operations because it is a measure that is closely followed by financial statement users, including investors, analysts, and rating agencies. We believe it is a widely accepted practice among analysts who follow the insurance industry to state their earnings forecasts in terms of operating income per share. Operating income excludes items that are expected to be non-recurring or very infrequent. Operating income also excludes net realized investment gains (losses). There is discretion to control when net realized investment gains (losses) can be realized; therefore, they are not considered when management measures our performance. We believe operating income is a better indicator of our performance than net income.

UNITED AMERICA INDEMNITY, LTD.
A reconciliation of operating income to net income for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Operating income	$47,401	$38,046

Adjustments:
Net realized investment gains (losses), net of tax	1,140	(14)

Net income	$48,541	$38,032

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
United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of corporate expenses, includes dividends and other permitted disbursements from Wind River Reinsurance, the Luxembourg Companies, the United National Insurance Companies, and the Penn-America Insurance Companies. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2007, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $65.3 million. For 2007, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $19.6 million, including $6.4 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2006 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies did not declare or pay any dividends during the six months ended June 30, 2007.
For 2007, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of United America Indemnity, Ltd. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2006 statutory financial statements as filed with the BMA on June 29, 2007, Wind River Reinsurance could pay a dividend in 2007 of up to $200.4 million without requesting BMA approval.
Surplus Levels
Each company in our U.S. Insurance Operations is required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from

UNITED AMERICA INDEMNITY, LTD.
total assets. The NAIC adopted risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, the capital and surplus for each company in our U.S. Insurance Operations are in excess of the prescribed minimum company action level risk-based capital requirements.
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
Net cash provided by operating activities for the six months ended June 30, 2007 and 2006 was $93.2 million and $92.0 million, respectively. The increase in operating cash flows of approximately $1.2 million from the prior year was primarily a net result of the following items:
•	an increase in net premiums collected of $1.4 million and a decrease in net losses paid of $10.4 million, offset by an increase in acquisition costs and other underwriting expenses of $10.3 million;

•	an increase in net investment income collected of $5.6 million;

•	an increase in net federal income taxes paid of $4.0 million; and

•	a decrease in agency commissions and fee revenues of $20.2 million offset by a decrease in agency commissions and operating expenses of $18.6 million.
See the consolidated statement of cash flows in the financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
There have been no significant changes to our liquidity during the quarter and six months ended June 30, 2007. Please see Item 7 of Part II in our 2006 Annual Report on Form 10-K for information regarding our liquidity.
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

UNITED AMERICA INDEMNITY, LTD.
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
United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no outstanding borrowings against this line of credit as of June 30, 2007.
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

UNITED AMERICA INDEMNITY, LTD.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of June 30, 2007, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
As a result of combining the operations of United National and Penn-America under a single United America Insurance Group management structure, we have added, deleted, or modified certain of our internal controls over financial reporting. However, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available, qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Larry A. Frakes, our President and Chief Executive Officer, Kevin L. Tate, our Chief Financial Officer, and David R. Whiting, President and Chief Executive Officer of Wind River Reinsurance. Messrs. Frakes, Tate, and Whiting have employment agreements with us, although these agreements cannot assure us of the continued service of these individuals. We do not currently maintain key man life insurance policies with respect to any of our employees.
Over the past year, we have restructured some of the responsibilities of our senior management as part of the consolidation of our U.S. Insurance Operations and the refocus of our strategy for our Reinsurance Operations, and in response to the departure of some senior management personnel. Effective February 5, 2007, William F. Schmidt, President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, Senior Vice President — Claims of United America Insurance Group, resigned. Additionally, the employment of Robert M. Fishman, former President and Chief Executive Officer of United America Insurance Group, terminated on May 8, 2007. The loss of these executives may hinder our ability to manage our operations efficiently and to implement our business strategy. In addition, we may suffer the loss of agents or business as a result of their departures. In response to these departures, we appointed Larry A. Frakes as our President and Chief Operating Officer on May 9,

UNITED AMERICA INDEMNITY, LTD.
2007. Mr. Frakes was subsequently appointed as our President and Chief Executive Officer on June 28, 2007, replacing Saul A. Fox as Chief Executive Officer. Mr. Fox remains as Chairman of our Board of Directors.
The future loss of any of the services of other members of our senior management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business.
Since We Depend On Professional General Agencies For a Significant Portion of Our Revenue, the Loss of Any One of Them Could Adversely Affect Us.
We market and distribute our insurance products through a group of approximately 138 professional general agencies that have specific quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. For the year ended December 31, 2006, our top five non-affiliated agencies, all of which market more than one specific product, represented 23.0% of our gross premiums written. No one agency accounted for more that 7.5% of our gross premiums written. During the third quarter of 2007, we expect production declines from two of the top five agencies. We are cancelling a portion of the business written by one of the agents due to profitability concerns. The other agent is moving a portion of their business to other carriers.
The loss of the business produced by these two agencies and a loss of all or substantially all the business produced by one or more of the other top agencies could have an adverse effect on our business and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders on May 25, 2007:
1. Election of the following nominees to our Board of Directors. (1)

Nominee	Votes For	Votes Against	Votes Abstained
Saul A. Fox	139,602,312	8,485,252	209,647
Troy W. Thacker	139,583,252	8,504,312	209,647
John J. Hendrickson	140,487,353	7,240,211	209,647
Edward J. Noonan	139,962,938	7,859,029	475,244
Stephen A. Cozen	139,521,011	8,566,553	209,647
Richard L. Duszak	147,428,036	657,950	209,647
Larry A. Frakes	147,234,607	851,379	209,647
Justin R. Reyna	128,497,726	0	0
2. Approval of an amendment to our Share Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
144,405,919	943,369	1,300	2,946,627
3. Approval of an amendment to our Amended and Restated Annual Incentive Awards Program.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
144,373,355	953,894	23,339	2,946,627
4. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2007 and the authorization of our Board of Directors acting by its Audit Committee to set the fees for the independent auditor.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
148,287,579	5,337	4,298	1

UNITED AMERICA INDEMNITY, LTD.
5. Election of the following nominees to the Wind River Reinsurance Company, Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Alan Bossin	147,432,547	864,667
Larry A. Frakes	147,432,547	864,667
David R. Whiting	147,432,547	864,667
Janita Burke Waldron (Alternate Director)	147,432,447	864,767
Richard H. Black (Alternate Director)	147,432,547	864,667
6. Approval of the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, as the independent auditor of Wind River Reinsurance Company, Ltd. for 2007.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
147,861,309	26,741	409,164	1
7. Approval of the financial statements of Wind River Reinsurance Company, Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0
8. Election of the following nominees to the Wind River Services, Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Alan Bossin	147,432,547	864,667
David R. Whiting	147,432,547	864,667
Janita Burke Waldron (Alternate Director)	147,432,447	864,767
Richard H. Black (Alternate Director)	147,489,080	808,134
9. Approval of the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, as the independent auditor of Wind River Services, Ltd. for 2007.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
147,861,309	26,741	409,164	1
10. Approval of the proposal to waive the presentation of the financial statements of Wind River Services, Ltd. and the report of the independent auditors on these financial statements for approval by shareholders.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
148,036,009	238,812	22,390	4

(1)	As previously announced on June 7, 2007, Messrs. Thacker and Noonan resigned from our Board of Directors effective June 1, 2007. Additionally, Mr. Hendrickson announced his resignation to be effective on or before September 30, 2007.
Item 6. Exhibits

10.1*	Amendment No. 4 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 31, 2007).

10.2*
Amendment No. 2 to the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 31, 2007).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

UNITED AMERICA INDEMNITY, LTD.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant

August 9, 2007	By:	/s/ Kevin L. Tate

Date: August 9, 2007	Kevin L. Tate
Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)