Form 10-Q
period 2007-09-30
UNITED AMERICA INDEMNITY, LTD
filed 2007-11-09
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of November 3, 2007, the registrant had outstanding 24,749,737 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;
2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., U.N. Holdings Inc., which was dissolved on May 31, 2006, Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations;
3)	“United America Insurance Group” refers to our U.S. Insurance Operations;
4)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;
5)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, the United National Insurance Companies, International Underwriters, LLC, and J.H. Ferguson & Associates, LLC;
6)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;

7)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;
8)	our “Insurance Operations” refers to the U.S. Insurance Operations;
9)	our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on September 30, 2006;
10)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Insurance Company (Barbados), Ltd. was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Insurance Company, Ltd.;
11)	our “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006;
12)	our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.;
13)	our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance;
14)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;
15)	“AIS” refers to American Insurance Service, Inc.;
16)	“United National Group” refers to the United National Insurance Companies and Emerald Insurance Company;
17)	“Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies;
18)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I and Penn-America Statutory Trust II;
19)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;
20)	“GAAP” refers to accounting principles generally accepted in the United States of America; and
21)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,356,410 and $1,253,016)	$1,352,690	$1,246,684
Preferred shares:
Available for sale securities, at fair value (cost: $8,574 and $3,991)	8,579	4,369
Common shares:
Available for sale securities, at fair value (cost: $60,283 and $57,351)	76,001	71,003
Other invested assets
Available for sale securities, at fair value (cost: $24,562 and $24,712)	65,437	60,863

Total investments	1,502,707	1,382,919

Cash and cash equivalents	318,516	273,745
Accounts receivable	5,113	8,579
Agents’ balances	73,396	86,409
Reinsurance receivables	764,455	982,502
Accrued investment income	12,935	13,150
Deferred federal income taxes	7,250	12,661
Deferred acquisition costs	57,931	60,086
Goodwill	84,246	84,246
Intangible assets	22,772	23,528
Prepaid reinsurance premiums	31,834	38,335
Other assets	14,587	18,456

Total assets	$2,895,742	$2,984,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,554,684	$1,702,010
Unearned premiums	255,433	283,265
Federal income taxes payable	146	379
Amounts held for the account of others	8,162	15,491
Ceded balances payable	18,039	16,235
Insurance premiums payable	684	1,797
Contingent commissions	6,641	8,629
Payable for securities	20,454	—
Senior notes payable	90,000	90,000
Junior subordinated debentures	61,857	61,857
Notes and loans payable	1,281	4,382
Other liabilities	33,535	37,301

Total liabilities	2,050,916	2,221,346

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,740,772 and 24,507,919 Class A common shares issued and outstanding, respectively, and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	518,462	515,357
Accumulated other comprehensive income	28,214	22,580
Retained earnings	298,146	225,329

Total shareholders’ equity	844,826	763,270

Total	$2,895,742	$2,984,616

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:

Gross premiums written	$140,915	$167,862	$442,134	$494,715

Net premiums written	$122,568	$145,654	$387,137	$423,679

Net premiums earned	$133,449	$137,327	$408,471	$406,508
Net investment income	19,870	15,569	58,055	47,184
Net realized investment (losses) gains	(614)	(1,423)	1,153	(1,384)

Total revenues	152,705	151,473	467,679	452,308

Losses and Expenses:
Net losses and loss adjustment expenses	74,511	75,643	231,596	235,071
Acquisition costs and other underwriting expenses	43,376	43,591	130,920	129,754
Corporate and other operating expenses	3,080	2,844	9,537	10,970
Interest expense	2,770	3,063	8,574	8,741

Income before income taxes	28,968	26,332	87,052	67,772
Income tax expense	4,664	5,228	14,688	8,961

Income before equity in net (loss) income of partnership	24,304	21,104	72,364	58,811
Equity in net (loss) income of partnership, net of tax	(206)	(39)	155	533

Income before discontinued operations	24,098	21,065	72,519	59,344
Discontinued operations, net of tax	(118)	11,024	2	10,777

Net income	$23,980	$32,089	$72,521	$70,121

Per share data:

Income from continuing operations:
Basic	$0.64	$0.57	$1.95	$1.62

Diluted	$0.64	$0.57	$1.93	$1.60

Discontinued operations:
Basic	$0.00	$0.30	$0.00	$0.29

Diluted	$0.00	$0.29	$0.00	$0.29

Net income:
Basic	$0.64	$0.87	$1.95	$1.91

Diluted	$0.64	$0.86	$1.93	$1.89

Weighted-average number of shares outstanding:
Basic	37,229,274	36,679,847	37,184,783	36,637,068

Diluted	37,521,473	37,097,902	37,513,041	37,089,548

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$23,980	$32,089	$72,521	$70,121

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	14,531	24,975	6,670	7,448
Less: Reclassification adjustment for (losses) gains included in net income	(400)	(925)	740	(939)

Other comprehensive income, net of tax	14,931	25,900	5,930	8,387

Comprehensive income, net of tax	$38,911	$57,989	$78,451	$78,508

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
Number of Class A common shares:
Number at beginning of period	24,507,919	23,868,402
Class A common shares issued under share incentive plans	220,480	618,797
Class A common shares issued to directors	12,373	20,720

Number at end of period	24,740,772	24,507,919

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3
Class A common shares issued	—	—

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$515,357	$504,541
Contributed capital from Class A common shares	296	1,000
Share compensation plans	2,809	9,816

Balance at end of period	$518,462	$515,357

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$22,580	$9,471
Other comprehensive income	5,930	13,109
Adoption of SFAS 155	(296)	—

Balance at end of period	$28,214	$22,580

Retained earnings:
Balance at beginning of period	$225,329	$125,911
Net income	72,521	99,418
Adoption of SFAS 155	296	—

Balance at end of period	$298,146	$225,329

Total shareholders’ equity	$844,826	$763,270

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$72,521	$70,121
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	212	176
Amortization and depreciation	758	1,483
Restricted stock expense	2,088	5,406
Gain on extinguishment of note payable	(277)	—
Gain on disposal of assets	—	(10,103)
Impairment losses recognized	—	36
Deferred federal income taxes	2,280	7,184
Amortization of bond premium and discount, net	905	3,697
Net realized investment (gains) losses	(1,153)	1,384
Equity in net income of partnerships	(155)	(533)
Changes in:
Agents’ balances	13,013	(8,127)
Accounts receivable	2,640	3,946
Reinsurance receivables	218,047	233,136
Unpaid losses and loss adjustment expenses	(147,326)	(153,790)
Unearned premiums	(27,832)	15,886
Ceded balances payable	1,804	(9,456)
Insurance premiums payable	(1,113)	(278)
Other assets and liabilities, net	(1,550)	14,523
Amounts held for the account of others	(7,329)	(4,922)
Contingent commissions	(1,988)	(3,377)
Prepaid reinsurance premiums	6,501	1,284
Federal income taxes receivable	(233)	(5,551)
Deferred acquisition costs	2,155	(2,521)
Other – net	(58)	(95)

Net cash provided by operating activities	133,910	159,509

Cash flows from investing activities:
Proceeds from sale of bonds	158,429	281,337
Proceeds from sale of stocks	25,342	30,977
Proceeds from maturity of bonds	55,829	120,031
Proceeds from sale of other invested assets	—	1,305
Purchase of bonds	(298,303)	(573,752)
Purchase of stocks	(30,896)	(29,036)
Purchase of other invested assets	—	(21)
Proceeds from disposition of assets	—	43,200

Net cash used for investing activities	(89,599)	(125,959)

Cash flows from financing activities:
Net proceeds from issuance of common shares	296	—
Borrowing under credit facilities	9,406	3,259
Repayments of credit facilities	(10,941)	(3,387)
Proceeds from exercises of stock options	1,762	—
Tax benefits associated with SFAS 123R	344	199
Principal payments of term debt	(407)	(606)

Net cash provided by (used for) financing activities	460	(535)

Net change in cash and cash equivalents	44,771	33,015
Cash and cash equivalents at beginning of period	273,745	220,122

Cash and cash equivalents at end of period	$318,516	$253,137

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
The consolidated financial statements as of September 30, 2007 and 2006 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2006 Annual Report on Form 10-K.
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
Bonds available for sale with an estimated fair market value of approximately $833.8 million and $718.1 million were deposited with various governmental authorities in accordance with statutory requirements at September 30, 2007 and December 31, 2006, respectively. In addition, bonds with an estimated fair market value of $6.1 million and $5.8 million at September 30, 2007 and December 31, 2006, respectively, were held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2007:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
(Dollars in	Number of	Estimated	Amortized		Months or	Seven Months	than One
thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)
Bonds	389	$727,793	$739,321	$11,528	$1,138	$1,327	$9,063
Preferred stock	1	2,495	2,500	5	5	—	—
Common stock	21	10,942	11,562	620	568	52	—

				$12,153	$1,711	$1,379	$9,063

(1)	At September 30, 2007, the Company had 290 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $427.0 million and $436.0 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. All of these securities are investment grade.
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
Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of September 30, 2007 concluded the gross unrealized losses discussed above are not other than temporary impairments. Accordingly, these gross unrealized losses are recognized as a component of shareholders’ equity, net of taxes.
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
     The Company recorded the following other than temporary losses on its investment portfolio for the quarters and nine months ended September 30, 2007 and 2006:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Bonds	$432	$44	$453	$44
Preferred stock	—	—	—	167
Common stock	—	—	—	37
Other invested assets	150	—	150	—

Total	$582	$44	$603	$248

As of September 30, 2007, the Company had approximately $6.5 million worth of investment exposure through subprime and Alt-A investments. An Alt-A investment is one in which the risk falls between prime and subprime. Of that amount, approximately $4.1 million of those investments have been rated AAA by S&P. The remaining subprime exposure is rated AA or A. There were no impairments on these investments during the quarter or nine months ended September 30, 2007.
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
At September 30, 2007 and December 31, 2006, the Company carried reinsurance receivables of $764.5 million and $982.5 million, respectively. These amounts are net of two purchase accounting adjustments. The first purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million and $18.5 million at September 30, 2007 and December 31, 2006, respectively. The second purchase accounting adjustment netted uncollectible reinsurance reserves against the reinsurance receivables to properly reflect the reinsurance receivables at their fair value on the date the Company acquired all of the outstanding common stock of Wind River Investment Corporation and its subsidiaries (“Wind River Acquisition date”). This purchase accounting adjustment was $10.4 million and $20.5 million at September 30, 2007 and December 31, 2006, respectively. The change is primarily due to a commutation of the Company’s reinsurance agreement with an unrelated third party reinsurer during the second quarter that reduced the uncollectible reinsurance reserve by $6.5 million. The Company received $3.5 million in cash as a result of this commutation. In addition, $1.6 million and $4.5 million of the reserve was released during the quarter and nine months ended September 30, 2007, respectively, primarily due to a reduction in ceded loss reserves, including losses incurred but not reported (“IBNR”), as a result of better than expected loss emergence.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
At September 30, 2007 and December 31, 2006, the Company held collateral securing its reinsurance receivables of $601.9 million and $642.9 million, respectively, a decrease of $41.0 million or 6.4%. Prepaid reinsurance premiums were $31.8 million and $38.3 million at September 30, 2007 and December 31, 2006, respectively, a decrease of $6.5 million or 17.0%. Reinsurance receivables, net of collateral held, were $162.6 million and $339.6 million at September 30, 2007 and December 31, 2006, respectively, a decrease of $177.0 million or 51.1%.
During the quarters and nine months ended September 30, 2007 and 2006, the Company recorded the following ceded amounts:

	Quarter Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2007		2006		2007		2006
Earned premium	$19,405		$21,933		$61,497		$85,356
Commissions	3,906		5,058		11,797		16,073
Incurred losses	(27,279)	(1)	(56,609)	(2)	(107,208)	(3)	(25,731)	(2)

(1)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior periods by $43.5 million and $38.2 million, respectively, during the third quarter of 2007 due to better than expected loss emergence.

(2)	The Company reduced gross and ceded unpaid loss and loss adjustment expenses related to prior periods by $70.0 million and $68.0 million, respectively, during the third quarter of 2006 due to better than expected loss emergence.

(3)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior periods by $157.0 million and $140.8 million, respectively, during 2007 due to better than expected loss emergence.
The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases property catastrophe coverage. In June 2007, the Company entered into a new property catastrophe reinsurance agreement that provides single event coverage for losses of $100.0 million in excess of $10.0 million. This coverage provides for one full reinstatement of coverage at 100% additional premium as to time and pro-rata as to amount of limit reinstated and replaces the contracts that expired on May 31, 2007. The Company did not cede any incurred losses under the property catastrophe contracts during the quarter or nine months ended September 30, 2007.
The Company evaluated retention levels during 2006 to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance levels and capital levels. As a result of this analysis, during the first quarter of 2007, the Company increased its property retention for individual property losses from $0.5 million to $1.0 million for property losses occurring on or after January 1, 2007.
As a result of the allied health business unit’s expansion of policy limits up to $10.0 million per risk, the Company has increased its professional liability protection by purchasing an additional $5.0 million layer of reinsurance protection effective March 1, 2007. As a result, the Company’s professional liability treaty is now $9.5 million in excess of $0.5 million per risk.
Effective April 29, 2007, the Company has increased the retention on its general casualty excess of loss treaty by changing the terms regarding loss adjustment expenses from inclusive to pro rata. The Company’s ultimate net loss on this treaty, not including loss adjustment expenses which are allocated in proportion to losses retained and ceded, remains at $0.75 million per risk.
4. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters and nine months ended September 30, 2007 and 2006 were as follows:

Quarter Ended September 30, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$65,995	$134,043	$(59,123)	$140,915

Net premiums written	$63,445	$59,123	$—	$122,568

Net premiums earned	$67,699	$65,750	$—	$133,449
Net investment income	11,555	12,963	(4,648)	19,870
Net realized investment (losses) gains	(2)	(622)	10	(614)

Total revenues	79,252	78,091	(4,638)	152,705
Losses and Expenses:
Net losses and loss adjustment expenses	34,893	39,618	—	74,511
Acquisition costs and other underwriting expenses	24,750	18,687	(61)	43,376
Corporate and other operating expenses (income)	1,518	1,562	—	3,080
Interest expense	—	7,418	(4,648)	2,770

Income before income taxes	$18,091	$10,806	$71	$28,968

Quarter Ended September 30, 2006:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$68,971	$167,859	$(68,968)	$167,862

Net premiums written	$68,971	$76,683	$—	$145,654

Net premiums earned	$64,759	$72,568	$—	$137,327
Net investment income	9,573	10,661	(4,665)	15,569
Net realized investment losses	—	(1,225)	(198)	(1,423)

Total revenues	74,332	82,004	(4,863)	151,473
Losses and Expenses:
Net losses and loss adjustment expenses	40,501	35,142	—	75,643
Acquisition costs and other underwriting expenses	23,794	20,275	(478)	43,591
Corporate and other operating expenses	1,361	1,208	275	2,844
Interest expense	—	7,711	(4,648)	3,063

Income before income taxes	$8,676	$17,668	$(12)	$26,332

Nine Months Ended September 30, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$213,766	$423,097	$(194,729)	$442,134

Net premiums written	$203,820	$183,317	$—	$387,137

Net premiums earned	$205,766	$202,705	$—	$408,471
Net investment income	32,870	38,977	(13,792)	58,055
Net realized investment (losses) gains	(27)	1,147	33	1,153

Total revenues	238,609	242,829	(13,759)	467,679
Losses and Expenses:
Net losses and loss adjustment expenses	115,259	116,337	—	231,596
Acquisition costs and other underwriting expenses	76,279	55,184	(543)	130,920
Corporate and other operating expenses	6,860	2,501	176	9,537
Interest expense	—	22,366	(13,792)	8,574

Income before income taxes	$40,211	$46,441	$400	$87,052

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2006:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$201,964	$494,665	$(201,914)	$494,715

Net premiums written	$201,957	$221,722	$—	$423,679

Net premiums earned	$191,957	$214,551	$—	$406,508
Net investment income	27,602	33,391	(13,809)	47,184
Net realized investment (losses) gains	(112)	(1,337)	65	(1,384)

Total revenues	219,447	246,605	(13,744)	452,308
Losses and Expenses:
Net losses and loss adjustment expenses	112,940	122,131	—	235,071
Acquisition costs and other underwriting expenses	70,277	61,104	(1,627)	129,754
Corporate and other operating expenses	4,324	5,984	662	10,970
Interest expense	—	22,533	(13,792)	8,741

Income before income taxes	$31,906	$34,853	$1,013	$67,772

The following table summarizes the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended September 30,
	2007		2006
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$3,828	13.2%	$6,187	23.5%
Adjustments:
Tax exempt interest	(608)	(2.1)	(808)	(3.1)
Dividend exclusion	(120)	(0.4)	(100)	(0.4)
Other	1,564	5.4	(51)	(0.1)

Income tax expense	$4,664	16.1%	$5,228	19.9%

	Nine Months Ended September 30,
	2007		2006
		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$16,454	18.9%	$12,577	18.6%
Adjustments:
Tax exempt interest	(1,805)	(2.1)	(3,409)	(5.0)
Dividend exclusion	(346)	(0.4)	(336)	(0.5)
Other	385	0.5	129	0.1

Income tax expense	$14,688	16.9%	$8,961	13.2%

The Company recognized tax (benefit) expense on discontinued operations of $(0.06) million and $4.8 million for the quarters ended September 30, 2007 and 2006, respectively, and $0.001 million and $4.7 million for the nine months ended September 30, 2007 and 2006, respectively.
The effective tax rate for the nine months ended September 30, 2007 was 16.9%, compared with an effective rate of 13.2% for the nine months ended September 30, 2006. The increase in the effective tax rate is due to a decrease in tax-exempt investment income. The effective rates differed from the weighted average expected rate of 18.9% and 18.6% for the nine months ended September 30, 2007 and 2006, respectively, primarily due to investments in tax-exempt securities.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The alternative minimum tax (“AMT”) carryforward was $0.0 million and $2.8 million as of September 30, 2007 and December 31, 2006, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before March 1, 2003. The Internal Revenue Service (“IRS”) commenced examinations of the Company’s U.S. income tax returns for the period from September 6, 2003 through December 31, 2003 and the year ended December 31, 2004 in the third quarter of 2006. The IRS completed its field work during the third quarter of 2007. No audit adjustments have been reported to the Company yet.
The IRS initiated examination of the U.S. income tax return of Penn-America Group, Inc. and its subsidiaries for the period January 1, 2005 through January 24, 2005 in the third quarter of 2007.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of the implementation, the Company recognized no material adjustment to reserves for uncertain tax positions. At January 1, 2007, the date of the implementation, the Company has $3.6 million of total gross unrecognized tax benefits, not including interest and penalties. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. There has been no change to the provision for gross unrecognized tax benefits during the quarter and nine months ended September 30, 2007. The Company is not aware of anything at this time that would require it to make any changes to its tax reserve.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2007, the Company has recorded $0.5 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
5. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at September 30, 2007, the related adjustments could have a material impact on the Company’s future results of operations.
During the quarter and nine months ended September 30, 2007, the Company decreased its net reserves for prior years by $5.3 million and $16.2 million, respectively.
The decrease of $5.3 million for the quarter was primarily comprised of a $19.2 million reduction of net reserves for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $13.9 million increase in net reserves for unallocated loss adjustment expenses (“ULAE”) and asbestos and environmental (“A&E”). ULAE reserves increased as a result of a review that noted an increase in the relationship of paid ULAE to paid losses. A&E reserves increased due to an increase in frequency.
The decrease of $16.2 million for the nine months was primarily comprised of a $30.0 million reduction of net reserves for primary liability, property, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, and a $13.8 million increase in net reserves for ULAE and A&E. The ULAE reserve increase noted above impacted the nine month period of 2007 in a similar manner. A&E reserves increased due to an increase in frequency.
Including the purchase accounting reinsurance reserve of $1.6 million and $4.5 million that was released during the quarter and nine months ended September 30, 2007, respectively, referenced in Note 3 above, incurred losses include $6.9 million and $20.7 million of prior year net reserves released during the quarter and nine months ended September 30, 2007, respectively.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Notes and Loans Payable
Notes Payable
Notes payable and term loans assumed through the acquisition of Penn Independent Corporation consist of a $2.5 million revolving line of credit, bearing interest at the bank’s prime rate less 1.25% payable monthly. During September 2007, all amounts due on the line were paid, and the line was terminated. At December 31, 2006, the outstanding amount due on the line of credit was $1.5 million. Interest expense resulting from this revolving line of credit was $0.002 million and $0.05 million for the quarters ended September 30, 2007 and 2006, respectively, and $0.02 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.
Loans Payable
Loans payable of $1.3 million and $2.8 million as of September 30, 2007 and December 31, 2006 were comprised of one and three loans payable, respectively, to vendors and former minority shareholders in certain of the Company’s Agency Operations subsidiaries. Interest expense related to loans payable was $0.01 million and $0.03 million for the quarters ended September 30, 2007 and 2006, respectively, and $0.04 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.
7. Related Party Transactions
As of September 30, 2007, Fox Paine & Company beneficially owns shares having approximately 84.8% of the Company’s total outstanding voting power. The Company’s Chairman is a member of Fox Paine & Company. In addition, another Director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company directly reimbursed Fox Paine & Company $0.2 million and $0.1 million during the nine months ended September 30, 2007 and 2006, respectively, for expenses incurred in providing management services. There were no significant payments to Fox Paine & Company during the quarters ended September 30, 2007 and 2006.
At September 30, 2007 and December 31, 2006, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $6.0 million at September 30, 2007 and December 31, 2006. At September 30, 2007, the Company had an unfunded capital commitment of $4.1 million to the partnership.
During the quarter and nine months ended September 30, 2007, the Company paid $0.2 million and $0.7 million, respectively, for legal services rendered by Cozen O’Connor. There is an additional accrual of $0.5 million as of September 30, 2007 for legal services rendered. During the nine months ended September 30, 2006, the Company paid $0.04 million to Cozen O’Connor. There were no significant payments to Cozen O’Connor during the quarter ended September 30, 2006. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
The Company paid $0.2 million during each of the quarters ended September 30, 2007 and 2006, and $0.7 million and $0.2 million during the nine months ended September 30, 2007 and 2006, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”), a current participant on the Company’s $100.0 million in excess of $10.0 million catastrophe reinsurance treaty and the Company’s $30.0 million in excess of $30.0 million and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties, which expired on May 31, 2007. No losses have yet

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
been ceded by the Company under these treaties. Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses has been assumed by Validus from Wind River Reinsurance:

	Quarter Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2007
Ceded written premium	$1,921	$7,630
Ceded losses	498	1,049
Edward J. Noonan, the chairman and chief executive officer of Validus, was a member of the Company’s Board of Directors until June 1, 2007, when he resigned.
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
During 2007, the Company granted 69,484 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $25.19 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”). In addition, the Company granted an aggregate of 12,373 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $24.05 per share, to non-employee directors of the Company under the Plan. Also during 2007, the Company granted 217,473 Time-Based Options and 197,473 Performance-Based Options under the Plan. The Time-Based Options vest in 25% increments over a four-year period and expire ten years after the grant date. The Performance-Based Options vest in 25% increments over a four-year period and are conditional upon the Company achieving various operating targets and expire ten years after the grant date.
10. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Income from continuing operations	$24,098	$21,065	$72,519	$59,344
Discontinued operations	(118)	11,024	2	10,777

Net income	$23,980	$32,089	$72,521	$70,121

Basic earnings per share:
Weighted average shares for basic earnings per share	37,229,274	36,679,847	37,184,783	36,637,068

Income from continuing operations	$0.64	$0.57	$1.95	$1.62
Discontinued operations	0.00	0.30	0.00	0.29

Net income	$0.64	$0.87	$1.95	$1.91

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,521,473	37,097,902	37,513,041	37,089,548

Income from continuing operations	$0.64	$0.57	$1.93	$1.60
Discontinued operations	0.00	0.29	0.00	0.29

Net income	$0.64	$0.86	$1.93	$1.89

     A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares for basic earnings per share	37,229,274	36,679,847	37,184,783	36,637,068
Non-vested restricted stock	74,521	47,119	63,066	31,991
Options and warrants	217,678	370,936	265,192	420,489

Weighted average shares for diluted earnings per share	37,521,473	37,097,902	37,513,041	37,089,548

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

Quarter Ended September 30, 2007:	Insurance
(Dollars in thousands)	Operations	Reinsurance		Corporate		Eliminations	Total
Revenues:
Gross premiums written	$134,043	$6,872	(1)	$—		$—	$140,915

Net premiums written	$118,245	$4,323	(1)	$—		$—	$122,568

Net premiums earned	$131,499	$1,950	(1)	$—		$—	$133,449
Net investment income	—	—		19,870		—	19,870
Net realized investment losses	—	—		(614)		—	(614)

Total revenues	131,499	1,950		19,256		—	152,705
Losses and Expenses:
Net losses and loss adjustment expenses	73,247	1,264		—		—	74,511
Acquisition costs and other underwriting expenses	41,568	1,235	(2)	634	(3)	(61)	43,376
Corporate and other operating expenses	—	—		3,080		—	3,080
Interest expense	—	—		2,770		—	2,770

Income (loss) before income taxes	$16,684	$(549)		$12,772		$61	28,968

Income tax expense							4,664

Income before equity in net loss of partnership							24,304
Equity in net loss of partnership, net of tax							(206)

Income before discontinued operations							24,098
Discontinued operations, net of tax							(118)

Net income							$23,980

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes all Wind River Reinsurance expenses other than excise tax.

(3)	Excise tax relating to offshore cession.

Quarter Ended September 30, 2006:	Insurance
(Dollars in thousands)	Operations		Corporate		Eliminations	Total
Revenues:
Gross premiums written	$167,862		$—		$—	$167,862

Net premiums written	$145,654		$—		$—	$145,654

Net premiums earned	$137,327		$—		$—	$137,327
Net investment income	—		15,569		—	15,569
Net realized investment losses	—		(1,423)		—	(1,423)

Total revenues	137,327		14,146		—	151,473
Losses and Expenses:
Net losses and loss adjustment expenses	75,643		—		—	75,643
Acquisition costs and other underwriting expenses	43,378	(1)	691	(2)	(478)	43,591
Corporate and other operating expenses	—		2,569		275	2,844
Interest expense	—		3,063		—	3,063

Income before income taxes	$18,306		$7,823		$203	26,332

Income tax expense						5,228

Income before minority interest and equity in net loss of partnership						21,104
Equity in net loss of partnership, net of tax						(39)

Income before discontinued operations						21,065
Discontinued operations, net of tax						11,024

Net income						$32,089

(1)	Includes $624 from the predecessor of Wind River Reinsurance.

(2)	Excise tax relating to offshore cession.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2007:	Insurance
(Dollars in thousands)	Operations	Reinsurance		Corporate		Eliminations	Total
Revenues:
Gross premiums written	$423,097	$19,037	(1)	$—		$—	$442,134

Net premiums written	$378,045	$9,092	(1)	$—		$—	$387,137

Net premiums earned	$405,409	$3,062	(1)	$—		$—	$408,471
Net investment income	—	—		58,055		—	58,055
Net realized investment gains	—	—		1,153		—	1,153

Total revenues	405,409	3,062		59,208		—	467,679
Losses and Expenses:
Net losses and loss adjustment expenses	229,757	1,839		—		—	231,596
Acquisition costs and other underwriting expenses	127,097	2,333	(2)	2,033	(3)	(543)	130,920
Corporate and other operating expenses	—	—		9,361		176	9,537
Interest expense	—	—		8,574		—	8,574

Income (loss) before income taxes	$48,555	$(1,110)		$39,240		$367	87,052

Income tax expense							14,688

Income before equity in net income of partnership							72,364
Equity in net income of partnership, net of tax							155

Income before discontinued operations							72,519
Discontinued operations, net of tax							2

Net income							$72,521

Total Assets	$—	$—		$2,895,742		$—	$2,895,742

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes all Wind River Reinsurance expenses other than excise tax.

(3)	Excise tax relating to offshore cession.

Nine Months Ended September 30, 2006:	Insurance
(Dollars in thousands)	Operations		Corporate		Eliminations	Total
Revenues:
Gross premiums written	$494,715		$—		$—	$494,715

Net premiums written	$423,679		$—		$—	$423,679

Net premiums earned	$406,508		$—		$—	$406,508
Net investment income	—		47,184		—	47,184
Net realized investment losses	—		(1,384)		—	(1,384)

Total revenues	406,508		45,800		—	452,308
Losses and Expenses:
Net losses and loss adjustment expenses	235,071		—		—	235,071
Acquisition costs and other underwriting expenses	129,360	(1)	2,021	(2)	(1,627)	129,754
Corporate and other operating expenses	—		10,308		662	10,970
Interest expense	—		8,741		—	8,741

Income before income taxes	$42,077		$24,730		$965	67,772

Income tax expense						8,961

Income before equity in net income of partnership						58,811
Equity in net income of partnership, net of tax						533

Income before discontinued operations						59,344
Discontinued operations, net of tax						10,777

Net income						$70,121

Total Assets	$—		$3,055,027		$—	$3,055,027

(1)	Includes $1,949 from the predecessor of Wind River Reinsurance.

(2)	Excise tax relating to offshore cession.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Supplemental Cash Flow Information
Taxes and Interest Paid

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net federal income taxes paid	$4,300	$2,500	$12,300	$6,500
Interest paid	4,125	4,398	9,779	9,981
13. Subsequent Events
On October 18, 2007, the Company provided notice to the trustee of Penn Trust I that it intends to redeem all of the $15.0 million issued and outstanding notes of Penn Trust I on December 4, 2007.
On October 24, 2007, the Company announced that its Board of Directors has authorized it to purchase up to $50.0 million of the Company’s Class A common shares through a share repurchase program over the next twelve months. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.

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
Recent Developments
On October 18, 2007, we provided notice to the trustee of Penn Trust I that we intend to redeem all of the $15.0 million issued and outstanding notes of Penn Trust I on December 4, 2007.
On October 24, 2007, we announced that our Board of Directors has authorized us to purchase up to $50.0 million of our Class A common shares through a share repurchase program over the next twelve months. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.
Overview
Our Insurance Operations distribute our insurance products through a group of approximately 150 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. Our Insurance Operations are comprised of the operations of the Penn-America Group, which distributes its products to small commercial businesses through a select network of general agents with specific binding authority, and the United National Group, a provider of property and casualty products through the following two business units, both of which operate predominately in the excess and surplus lines marketplace: 1) Programs, which markets insurance products for targeted insured segments as well as specialty products, such as professional lines, through program administrators with specific binding authority; and 2) Specialty Brokerage, which markets property, casualty, and professional lines products through wholesale brokers.
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
Our expenses include losses and loss adjustment expenses, acquisition costs and other underwriting expenses, corporate and other operating expenses, interest, other investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect our best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to incur on the insurance policies we write. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Acquisition costs consist principally of commissions that are typically a percentage of the premiums on the insurance policies we write, net of ceding commissions earned from reinsurers and allocated internal costs. Other underwriting expenses consist primarily of personnel expenses and general operating expenses. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional fees, including accounting fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, and taxes incurred. Interest expense consists primarily of interest on senior notes payable, junior subordinated debentures, and funds held on behalf of others.

UNITED AMERICA INDEMNITY, LTD.
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
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we stratify them into three business classifications, which are Penn-America, Program, and Specialty Brokerage. Each of our business classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.
In prior quarters, the reserve analyses performed by our actuaries were reviewed by an independent actuary. Management did not rely on this analysis, but the information was used to corroborate the work performed by our internal actuarial staff. During the third quarter of 2007, we elected not to have our losses reviewed by an independent actuary, as it is now anticipated that independent actuarial analyses will be performed in the second and fourth quarters of each year going forward.
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

UNITED AMERICA INDEMNITY, LTD.
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
The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the paid development approach and the expected loss ratio approach. This method normally determines expected loss ratios similar to the approach used for the Expected Loss Ratio method and requires analysis of the same factors described above. The method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the Paid Development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the Paid Development method requires consideration of all factors listed in the description of the Paid Development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.
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
The Average Loss method multiplies a projected number of ultimate claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes and other factors.
For many exposures, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, our actuaries typically assign more weight to the Incurred Development method than to the Paid Development method. As claims continue to settle and the volume of paid losses increases, the actuaries may assign additional weight to the Paid Development method. For most of our reserve categories, even the incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, we will not assign any weight to the Paid and Incurred Development methods and will use the Bornhuetter-Ferguson and Expected Loss Ratio methods. For short-tail exposures, the Paid and Incurred

UNITED AMERICA INDEMNITY, LTD.
Development methods can often be relied on sooner primarily because our history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, we may also use the Expected Loss Ratio, Bornhuetter-Ferguson and Average Loss methods for short-tail exposures.
Generally, reserves for long-tail lines use the Expected Loss Ratio method for the most recent accident year, shift to the Bornhuetter-Ferguson methods for the next two years, and then shift to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For umbrella business, the Expected Loss Ratio method is used for as many as five years, shifts to the Bornhuetter-Ferguson method for one year, and then shifts to the Incurred Development method. Reserves for short-tail lines use the Bornhuetter-Ferguson methods for the most recent accident year and shift to the Incurred and/or Paid Development method in subsequent years.
For other more complex reserve categories where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defect and asbestos and environmental (“A&E”).
For construction defect losses, our actuaries organize losses by the year in which they were reported. To estimate losses from claims that have not been reported, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to us, the impact of judicial decisions, the impact of underwriting changes and other factors. An average claim size is determined from past experience and applied to the number of unreported claims to estimate reserves for these claims.
Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during the third quarter of 2007 to reflect its best estimate of A&E exposures. One of our insurance companies has been named in a lawsuit seeking coverage from it and other unrelated insurance companies that involves such issues with regard to approximately 4,500 asbestos-related bodily injury claims and others that continue to be filed. Management is continuing to gather information to enable it to both evaluate the numerous factual and legal issues that are presented by this lawsuit and to estimate the timing of any payments that may be required. Until that information is obtained and analyzed it is difficult to predict the ultimate financial exposure that this matter presents.
In previous quarters, the reserve analyses performed by our actuaries resulted in actuarial point estimates. The results of the detailed reserve reviews were summarized and discussed with our senior management to determine the best estimate of reserves. This group considered many factors in making this decision. The factors included, but were not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. The carried reserve may have differed from the actuarial point estimate as the result of our consideration of the factors noted above as well as the potential volatility of the projections associated with the specific reserve category being analyzed and other factors impacting claims costs that may not have been quantifiable through actuarial analysis. This process resulted in management’s best estimate which was then recorded as the loss reserve.
In establishing our reserves as of September 30, 2007, our actuaries considered the factors noted in the preceding paragraph in arriving at an actuarial point estimate. As of September 30, 2007, the actuarial point estimate is equal to management’s best estimate, which was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross

UNITED AMERICA INDEMNITY, LTD.
reserves of $1,554.7 million as of September 30, 2007, a decrease of $44.1 million from the previous quarter. A breakout of our gross and net reserves as of September 30, 2007 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations:
Penn-America	$163,875	$397,871	$561,746
United National:
Program	309,028	650,627	959,655
Specialty Brokerage	13,613	16,482	30,095

Total United National	322,641	667,109	989,750

Total Insurance Operations	486,516	1,064,980	1,551,496

Reinsurance Operations:
Wind River Reinsurance	—	3,188	3,188

Total	$486,516	$1,068,168	$1,554,684

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Insurance Operations:
Penn-America	$152,212	$340,592	$492,804
United National:
Program	83,553	201,532	285,085
Specialty Brokerage	7,668	13,354	21,022

Total United National	91,221	214,886	306,107

Total Insurance Operations	243,433	555,478	798,911

Reinsurance Operations:
Wind River Reinsurance	—	1,966	1,966

Total	$243,433	$557,444	$800,877

(1)	Losses incurred but not reported.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be higher or lower than previously indicated. Change in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” is recorded in the period that the change in these estimates is made. Other than the purchase accounting adjustments made at the time of the purchase of Wind River Investment Corp. and the merger with Penn-America Group, Inc. of $49.4 million and $19.5 million, respectively, we do not discount our GAAP loss reserves.
The detailed reserve analyses use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. We determine our best estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve category being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be incurred but not reported (“IBNR”). IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).
The level of reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally

UNITED AMERICA INDEMNITY, LTD.
utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is determined. The anticipated future loss emergence continues to be reflective of historical patterns, and the selected development patterns have not changed significantly from those underlying our most recent analyses.
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
Previous reserve analyses have resulted in our identification of information and trends that have caused us to increase or decrease our reserves in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to us. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for incurred but not reported losses.
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. We believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $252.4 million for claims occurring during the nine months ended September 30, 2007:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(36,591)	$(24,604)	$(12,618)	$(631)	$11,356
	-3%	(32,049)	(19,810)	(7,571)	4,668	16,908
	-2%	(29,777)	(17,412)	(5,047)	7,318	19,683
	-1%	(27,506)	(15,015)	(2,524)	9,968	22,459
	0%	(25,235)	(12,618)	—	12,618	25,235
	1%	(22,964)	(10,220)	2,524	15,267	28,011
	2%	(20,693)	(7,823)	5,047	17,917	30,787
	3%	(18,422)	(5,426)	7,571	20,567	33,563
	5%	(13,879)	(631)	12,618	25,866	39,114
Our net reserves for losses and loss expenses of $800.9 million as of September 30, 2007 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this

UNITED AMERICA INDEMNITY, LTD.
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
During the quarter and nine months ended September 30, 2007, we lowered our purchase accounting reserve related to uncollectible reinsurance by $1.6 million and $4.5 million, respectively, primarily due to a reduction in ceded loss reserves, including IBNR.
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
For an analysis of our securities with gross unrealized losses as of September 30, 2007 and December 31, 2006, and for other than temporary losses that we recorded for the quarters and nine months ended September 30, 2007 and 2006, please see Note 2 to the consolidated financials statements in Item 1 of Part I of this report.
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
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We concluded our annual impairment review of goodwill and other indefinite lived assets during the first quarter of 2007 and have concluded that goodwill and other indefinite lived assets were not impaired as of December 31, 2006. No events have occurred since then that would indicate that goodwill and other indefinite lived assets were impaired as of September 30, 2007. Impairment is recognized if the fair value of the company is less than its carrying amount.

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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There is no valuation allowance as of September 30, 2007. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data from continuing operations for our segments during the periods indicated:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	2006		2007	2006
Insurance Operations premiums written:
Gross premiums written	$134,043	$167,862		$423,097	$494,715
Ceded premiums written	15,798	22,208		45,052	71,036

Net premiums written	$118,245	$145,654		$378,045	$423,679

Reinsurance Operations premiums written:
Gross premiums written	$6,872	$—		$19,037	$—
Ceded premiums written	2,549	—		9,945	—

Net premiums written	$4,323	$—		$9,092	$—

Revenues: (1)
Insurance Operations	$131,499	$137,327		$405,409	$406,508
Reinsurance Operations	1,950	—		3,062	—
Corporate (2)	19,256	14,146		59,208	45,800

Total revenues	$152,705	$151,473		$467,679	$452,308

Expenses: (1)
Insurance Operations	$114,815	$119,021	(3)	$356,854	$364,431	(4)
Reinsurance Operations	2,499	—		4,172	—
Corporate (5)	6,484	6,323		19,968	21,070

Subtotal	123,798	125,344		380,994	385,501
Intercompany eliminations	(61)	(203)		(367)	(965)

Net expenses	$123,737	$125,141		$380,627	$384,536

Income (loss) before income taxes: (1)
Insurance Operations	$16,684	$18,306		$48,555	$42,077
Reinsurance Operations	(549)	—		(1,110)	—
Corporate	12,772	7,823		39,240	24,730

Subtotal	28,907	26,129		86,685	66,807
Intercompany eliminations	61	203		367	965

Total income before income taxes	$28,968	$26,332		$87,052	$67,772

Insurance combined ratio analysis: (6)
Net losses and loss adjustment expense ratio	55.8	55.1		56.7	57.8
Other underwriting expense ratio	32.5	31.7		32.1	31.9

Combined ratio	88.3	86.8		88.8	89.7

(1)	Excludes the results of our Agency Operations, which have been classified as discontinued operations for 2007 and 2006.

(2)	Comprised of net investment income and net realized investment gains (losses).

(3)	Includes $624 from the predecessor of Wind River Reinsurance.

(4)	Includes $1,949 from the predecessor of Wind River Reinsurance.

(5)	Comprised of interest expense, excise tax, outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to insurance or reinsurance operations.

(6)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
Quarter Ended September 30, 2007 Compared with the Quarter Ended September 30, 2006
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $140.9 million for the quarter ended September 30, 2007, compared with $167.9 million for the quarter ended September 30, 2006, a decrease of $27.0 million or 16.1%.
A breakdown of gross premiums written by business classification is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	September 30, 2007	September 30, 2006	(Decrease)
Insurance Operations:
Penn-America	$67,485	$100,982	$(33,497)
United National:
Program	51,681	54,918	(3,237)
Specialty Brokerage	14,877	11,959	2,918

Total United National	66,558	66,877	(319)

Total Insurance Operations	134,043	167,859	(33,816)

Reinsurance Operations:
Wind River Reinsurance	6,872	3	6,869

Total	$140,915	$167,862	$(26,947)

•	Insurance Operations:
•	Penn-America gross premiums written decreased $33.5 million due to a decrease in casualty and general liability premiums caused by increased competition from both surplus lines and standard carriers and the cancellation of business that did not meet our profitability standards. Premium rates on renewal business on average were up 0.9% during the quarter ended September 30, 2007.

•	United National Program gross premiums written decreased $3.2 million primarily due to a decrease in a 100% reinsured property program. Premium rates on renewal business on average were down 6.4% during the quarter ended September 30, 2007.

•	United National Specialty Brokerage gross premiums written increased $2.9 million primarily due to continued growth in our property and allied health product lines. Premium rates on renewal business on average were down 6.0% during the quarter ended September 30, 2007.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written increased $6.9 million. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007. Wind River Reinsurance did not offer any third party reinsurance products during the quarter ended September 30, 2006.
Net premiums written, which equal gross premiums written less ceded premiums written, were $122.6 million for the quarter ended September 30, 2007, compared with $145.7 million for the quarter ended September 30, 2006, a decrease of $23.1 million or 15.8%. The ratio of net premiums written to gross premiums written was 87.0% for the quarter ended September 30, 2007 and 86.8% for the quarter ended September 30, 2006.

UNITED AMERICA INDEMNITY, LTD.
A breakdown of net premiums written by business classification is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	September 30, 2007	September 30, 2006	(Decrease)
Insurance Operations:
Penn-America	$62,931	$93,424	$(30,493)
United National:
Program	43,330	43,648	(318)
Specialty Brokerage	11,983	8,579	3,404

Total United National	55,313	52,227	3,086

Total Insurance Operations	118,244	145,651	(27,407)

Reinsurance Operations:
Wind River Reinsurance	4,324	3	4,321

Total	$122,568	$145,654	$(23,086)

•	Insurance Operations:
•	Penn-America net premiums written decreased $30.5 million primarily due to increased competition from both surplus lines and standard carriers and the cancellation of business that did not meet our profitability standards.

•	United National Program net premiums written decreased $0.3 million primarily as a result of reductions in non-owned auto business.

•	United National Specialty Brokerage net premiums written increased $3.4 million due to continued growth in our property and allied health product writings.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written increased $4.3 million. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007. Wind River Reinsurance did not offer any third party reinsurance products during the nine months ended September 30, 2006.
Net premiums earned were $133.4 million for the quarter ended September 30, 2007, compared with $137.3 million for the quarter September 30, 2006, a decrease of $3.9 million or 2.8%. The decrease in net premiums earned is primarily due to a $5.8 million decrease in net premiums earned from our Insurance Operations segment and a $1.9 million increase in net premiums earned from our Reinsurance Operations segment.
•	The decrease in net premiums earned from our Insurance Operations segment is primarily due to the decreases in net premiums written noted above.

•	Net premiums earned from our Reinsurance Operations segment were $1.9 million for the quarter ended September 30, 2007. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007; therefore there were no net premiums earned for our Reinsurance Operations segment in 2006.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $19.9 million for the quarter ended September 30, 2007, compared with $15.6 million for the quarter ended September 30, 2006, an increase of $4.3 million or 27.6%.
•	Gross investment income, excluding realized gains and losses, was $21.4 million for the quarter ended September 30, 2007, compared with $17.4 million for the quarter ended September 30, 2006, an increase of $4.0 million or 23.0%. The increase was primarily due to growth in the average market value of our cash and invested assets and an increase in the investment yields on both our bond and short term investment

UNITED AMERICA INDEMNITY, LTD.
portfolios, offset by a decrease in limited partnership distributions. Cash and invested assets grew to $1,821.2 million as of September 30, 2007, from $1,656.7 million as of December 31, 2006, an increase of $164.5 million or 9.9%. There was no gross investment income generated by our limited partnership investments for the quarter ended September 30, 2007. Our limited partnership investments generated gross investment income of $0.4 million for the quarter ended September 30, 2006. Excluding limited partnership distributions, gross investment income for the quarter ended September 30, 2007 increased 26.1% compared to the quarter ended September 30, 2006.

•	Investment expenses were $1.6 million for the quarter ended September 30, 2007, compared with $1.9 million for the quarter ended September 30, 2006, a decrease of $0.3 million or 16.0%. The decrease is primarily attributable to a change in certain of our limited partnership agreements in 2007.
The average duration of our bonds decreased to 3.8 years as of September 30, 2007 from 4.1 years as of September 30, 2006. Including cash and short term investments, the average duration of our investments as of September 30, 2007 was 3.2 years, compared to 3.8 years as of September 30, 2006. At September 30, 2007, our embedded book yield on our bonds, not including cash and short term investments, was 5.02% compared with 4.89% at September 30, 2006.
Net Realized Investment Gains (Losses)
Net realized investment losses were $0.6 million for the quarter ended September 30, 2007, compared to net realized investment losses of $1.4 million for the quarter ended September 30, 2006, a decrease of $0.8 million. The net realized investment losses for the quarter ended September 30, 2007 consist primarily of net losses of $0.1 million relative to bond portfolios, including other than temporary impairment losses of $0.4 million, net losses of $0.4 million relative to our convertible portfolios, net losses of $0.2 million relative to our limited partnership portfolios, which were due to other than temporary impairment losses, and net gains of $0.1 million relative to our equity portfolios. As stated in Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report, we adopted SFAS 155 on January 1, 2007, and as a result, changes in the market value of our convertible bond and convertible preferred stock portfolios are recognized as realized gains and losses in the current period. The net realized investment losses for the quarter ended September 30, 2006 consist primarily of net losses of $1.6 million relative to our bond portfolios, net losses of $0.3 million relative to our equity portfolios, and net gains of $0.5 million relative to our options portfolios.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $74.5 million for the quarter ended September 30, 2007, compared with $75.6 million for the quarter ended September 30, 2006, a decrease of $1.1 million or 1.5%. Excluding the impact of a $1.6 million reduction in our reinsurance reserve allowance and an $5.3 million release of prior year loss reserves in 2007, which are discussed in Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of the report, and $3.0 million reduction in our reinsurance reserve allowance and a $2.0 million release of prior year loss reserves in 2006, net losses and loss adjustment expenses would have been $81.4 million and $80.6 million for the quarters ended September 30, 2007 and 2006, respectively. The increase in incurred losses and loss adjustment expenses from $80.6 million for the quarter ended September 30, 2006 to $81.4 million for the quarter ended September 30, 2007 is primarily attributable to an increase in the severity of non-catastrophe property losses and casualty loss cost inflation, offset somewhat by lower catastrophe losses.
The loss ratio for the quarter ended September 30, 2007 was 55.8% compared with 55.1% for the quarter ended September 30, 2006. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The reduction in our reinsurance reserve allowance and the release of prior year loss reserves in 2007 and the reduction in our reinsurance reserve allowance and the release of prior year loss reserves in 2006 decreased the loss ratios for 2007 and 2006 5.2 points and 3.6 points, respectively. Excluding the impact of the reductions in our reinsurance reserve allowance and the releases of prior year loss reserves, the loss ratio increased from 58.7% for 2006 to 61.0% for 2007 primarily due to the reasons for the increase in incurred losses and loss adjustment expenses stated above and casualty loss cost inflation in excess of rate increases.

UNITED AMERICA INDEMNITY, LTD.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $43.4 million for the quarter ended September 30, 2007, compared with $43.6 million for the quarter ended September 30, 2006, a decrease of $0.2 million or 0.5%. This decrease is primarily due to a $1.4 million decrease in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $1.2 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.
•	The decrease in our Insurance Operations segment is due to a $1.1 million decrease in acquisition costs, which is primarily due to a decrease in commissions, and a $0.3 million decrease in other underwriting expenses, which is primarily due to other underwriting expenses in the prior year of our Bermuda subsidiary relating to direct business, partially offset by an increase in other underwriting expenses from the prior year of our U.S. Operations due to increases in salary, and property and office costs.

•	The increase in our Reinsurance Operations segment is primarily due to a $0.6 million increase in acquisition costs and a $0.6 million increase in other underwriting expenses. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.1 million for the quarter ended September 30, 2007, compared with $2.8 million for the quarter ended September 30, 2006, an increase of $0.3 million. This increase is primarily due to increases in stock options expenses and directors’ fees.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 32.5% for the quarter ended September 30, 2007, compared with 31.7% for the quarter ended September 30, 2006. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.
Our combined ratio was 88.3% for the quarter ended September 30, 2007, compared with 86.8% for the quarter ended September 30, 2006. The combined ratio is the sum of our loss and expense ratios. The reduction in our reinsurance reserve allowance and release of prior year loss reserves in 2007 and the release of prior year loss reserves in 2006 decreased the combined ratios for 2007 and 2006 5.2 points and 3.6 points, respectively. Excluding the impact of the reduction in our reinsurance reserve allowance and releases of prior year loss reserves, the combined ratio increased from 90.4% for 2006 to 93.5% for 2007. See discussion of loss ratio included in “Net Loss and Loss Adjustment Expenses” and discussion of expense ratio in the preceding paragraph for an explanation of this increase.
Interest Expense
Interest expense was $2.8 million for the quarter ended September 30, 2007, compared with $3.1 million for the quarter ended September 30, 2006, a decrease of $0.3 million or 9.6%. This decrease is primarily due to the pay down of various term loans and line of credit related to the discontinued operations.
Income Tax Expense (Benefit)
Income tax expense relating to continuing operations was $4.7 million for the quarter ended September 30, 2007, compared with $5.2 million for the quarter ended September 30, 2006.  See Note 4 of the notes to the consolidated

UNITED AMERICA INDEMNITY, LTD.
financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pre-tax income excluding net realized investment gains (losses) and add actual tax on net realized investment gains (losses) to that result.  Our actual tax on net realized investment gains (losses) for the quarters ended September 30, 2007 and 2006 was an income tax benefit of $0.2 million and $0.5 million, respectively. Our pre-tax income was $29.0 million and $26.3 million for the quarters ended September 30, 2007 and 2006, respectively.
Our AMT credit carryforward as of September 30, 2007 and December 31, 2006 was $0.0 million and $2.8 million, respectively.
Equity in Net Income of Partnership
Equity in net loss of partnerships was $0.2 million and $0.04 million for the quarters ended September 30, 2007 and 2006, respectively, an increase of $0.16 million. The increase in the loss is due to the decreased performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment, including the gain on the sale of substantially all of the assets of our Agency Operations. Loss from discontinued operations was $0.1 million for the quarter ended September 30, 2007, compared with income of $11.0 million for the quarter ended September 30, 2006. The decrease is primarily due to the gain on the sale of the Agency Operations assets of $10.1 million in 2006.
Net Income
The factors described above resulted in net income of $24.0 million for the quarter ended September 30, 2007, compared with net income of $32.1 million for the quarter ended September 30, 2006, a decrease of $8.1 million or 25.3%.
Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $442.1 million for the nine months ended September 30, 2007, compared with $494.7 million for the nine months ended September 30, 2006, a decrease of $52.6 million or 10.6%.
A breakdown of gross premiums written by business classification is as follows:

	Nine Months Ended	Nine Months Ended	Increase /
(Dollars in thousands)	September 30, 2007	September 30, 2006	(Decrease)
Insurance Operations:
Penn-America	$227,342	$295,676	$(68,334)
United National:
Program	157,620	172,931	(15,311)
Specialty Brokerage	38,135	26,058	12,077

Total United National	195,755	198,989	(3,234)

Total Insurance Operations	423,097	494,665	(71,568)

Reinsurance Operations:
Wind River Reinsurance	19,037	50	18,897

Total	$442,134	$494,715	$(52,581)

•	Insurance Operations:
•	Penn-America gross premiums written decreased $68.3 million due to increased competition from

UNITED AMERICA INDEMNITY, LTD.
both surplus lines and standard carriers and the cancellation of business that did not meet our profitability standards. Premium rates on renewal business on average were up 0.7% during the nine months ended September 30, 2007.

•	United National Program gross premiums written decreased $15.3 million primarily due to a decrease in a 100% reinsured property program. Premium rates on renewal business on average were down 5.3% during the nine months ended September 30, 2007.

•	United National Specialty Brokerage gross premiums written increased $12.1 million primarily due to continued growth in our property and allied health product lines. Premium rates on renewal business on average were down 5.5% during the nine months ended September 30, 2007.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written increased $19.0 million. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007. Wind River Reinsurance did not offer any third party reinsurance products during the nine months ended September 30, 2006.
Net premiums written, which equal gross premiums written less ceded premiums written, were $387.1 million for the nine months ended September 30, 2007, compared with $423.7 million for the nine months ended September 30, 2006, a decrease of $36.5 million or 8.6%. The ratio of net premiums written to gross premiums written was 87.6% for the nine months ended September 30, 2007 and 85.6% for the nine months ended September 30, 2006.
A breakdown of net premiums written by business classification is as follows:

	Nine Months Ended	Nine Months Ended	Increase /
(Dollars in thousands	September 30, 2007	September 30, 2006	(Decrease)
Insurance Operations:
Penn-America	$213,507	$270,315	$(56,808)
United National:
Program	133,047	134,305	(1,258)
Specialty Brokerage	31,491	19,016	12,475

Total United National	164,538	153,321	11,217

Total Insurance Operations	378,045	423,636	(45,591)

Reinsurance Operations:
Wind River Reinsurance	9,092	43	9,049

Total	$387,137	$423,679	$(36,542)

•	Insurance Operations:
•	Penn-America net premiums written decreased $56.8 million primarily due to increased competition from both surplus lines and standard carriers and the cancellation of business that did not meet our profitability standards.

•	United National Program net premiums written decreased $1.3 million primarily as a result of reductions in non-owned auto business.

•	United National Specialty Brokerage net premiums written increased $12.5 million due to continued growth in our property and allied health product writings.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written increased $9.0 million. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007. Wind River Reinsurance did not offer any third party reinsurance products during the nine months ended September 30, 2006.

UNITED AMERICA INDEMNITY, LTD.
Net premiums earned were $408.5 million for the nine months ended September 30, 2007, compared with $406.5 million for the nine months ended September 30, 2006, an increase of $2.0 million or 0.5%. The increase in net premiums earned is due to $3.1 million of net premiums earned from our Reinsurance Operations segment offset by a $1.1 million decrease in net premiums earned from our Insurance Operations segment.
•	Net premiums earned from our Reinsurance Operations segment were $3.1 million for the nine months ended September 30, 2007. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007; therefore there were no net premiums earned for our Reinsurance Operations segment for the prior year.

•	The decrease in net premiums earned from our Insurance Operations segment is primarily due to the decreases in net premiums written noted above.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $58.1 million for the nine months ended September 30, 2007, compared with $47.2 million for the nine months ended September 30, 2006, an increase of $10.9 million or 23.0%.
•	Gross investment income, excluding realized gains and losses, was $62.5 million for the nine months ended September 30, 2007, compared with $51.9 million for the nine months ended September 30, 2006, an increase of $10.5 million or 20.3%. The increase was primarily due to growth in the average market value of our cash and invested assets and an increase in the investment yields on both our bond and short term investment portfolios, offset by a decrease in limited partnership distributions. Cash and invested assets grew to $1,821.2 million as of September 30, 2007, from $1,656.7 million as of December 31, 2006, an increase of $164.5 million or 9.9%. Our limited partnership investments generated gross investment income of $0.4 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. Excluding limited partnership distributions, gross investment income for the nine months ended September 30, 2007 increased 26.3% compared to the nine months ended September 30, 2006.

•	Investment expenses were $4.4 million for the nine months ended September 30, 2007, compared to $4.7 million for the nine months ended September 30, 2006, a decrease of $0.3 million or 7.1%. The decrease is primarily attributable to a change in certain of our limited partnership agreements in 2007.
Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.
Net Realized Investment Gains (Losses)
Net realized investment gains (losses) were $1.2 million and $(1.4) million for the nine months ended September 30, 2007 and 2006, respectively. The net realized investment gains for the nine months ended September 30, 2007 consist primarily of net gains of $0.8 million relative to our bond portfolios, net of other than temporary impairment losses of $0.5 million, net gains of $2.0 million relative to our equity portfolios, net losses of $1.5 million relative to our convertible portfolios, and net losses of $0.2 relative to our limited partnership portfolios, which were due to other than temporary impairment losses. As stated in Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report, we adopted SFAS 155 on January 1, 2007, and as a result, changes in the market value of our convertible bond and convertible preferred stock portfolios are recognized as realized gains and losses in the current period. The net realized investment losses for the nine months ended September 30, 2006 consist primarily of net losses of $1.8 million relative to our bond portfolios, net losses of $0.6 million relative to our equity portfolios, net gains of $0.5 million relative to our options portfolios, and net gains of $0.6 million relative to our convertible portfolios.

UNITED AMERICA INDEMNITY, LTD.
Net Losses and Loss Adjustment Expenses
Net losses and loss adjustment expenses were $231.6 million for the nine months ended September 30, 2007, compared with $235.1 million for the nine months ended September 30, 2006, a decrease of $3.5 million or 1.5%. Excluding the impact of a $4.5 million reduction in our reinsurance reserve allowance and an $16.2 million release of prior year loss reserves in 2007, which are discussed in Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of the report, and $3.0 million reduction in our reinsurance reserve allowance and a $2.0 million release of prior year loss reserves in 2006, net losses and loss adjustment expenses would have been $252.4 million and $240.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in incurred losses and loss adjustment expenses from $240.1 million for the nine months ended September 30, 2006 to $252.4 million for the nine months ended September 30, 2007 is primarily attributable to growth in exposure as net premiums earned were higher in 2007, an increase in the severity of non-catastrophe property losses, and casualty loss cost inflation, offset somewhat by lower catastrophe losses.
The loss ratio for the nine months ended September 30, 2007 was 56.7% compared with 57.8% for the nine months ended September 30, 2006. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The reduction in our reinsurance reserve allowance and release of prior year loss reserves in 2007 and the reduction in our reinsurance reserve allowance and the release of prior year loss reserves in 2006 decreased the loss ratios for 2007 and 2006 5.1 points and 1.3 points, respectively. Excluding the impact of the reductions in our reinsurance reserve allowance and the releases of prior year loss reserves, the loss ratio increased from 59.1% for 2006 to 61.8% for 2007 primarily due to the reasons for the increase in incurred losses and loss adjustment expenses stated above and casualty loss cost inflation in excess of rate increases.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $130.9 million for the nine months ended September 30, 2007, compared with $129.8 million for the nine months ended September 30, 2006, an increase of $1.1 million or 0.9%. This increase is primarily due to a $2.3 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment and a $1.2 million decrease in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment.
•	The increase in our Reinsurance Operations segment is primarily due to a $0.7 million increase in acquisition costs, which is due to an increase in commissions, and $1.6 million in other underwriting expenses. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007; therefore there were no other underwriting expenses for our Reinsurance Operations segment for the prior year.

•	The decrease in our Insurance Operations segment is due to a $0.8 million decrease in acquisition costs, which is primarily due to a decrease in commissions, and a $0.4 million decrease in other underwriting expenses, which is primarily due to other underwriting expenses in the prior year of our Bermuda subsidiary relating to direct business, offset by an increase in other underwriting expenses from the prior year of our U.S. Operations due to legal expenses, stock options, and consulting expenses. Other underwriting expenses for the nine months ended September 30, 2006 included $0.3 million of severance costs resulting from our restructuring in 2006.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $9.5 million for the nine months ended September 30, 2007, compared with $11.0 million for the nine months ended September 30, 2006, a decrease of $1.5 million. This decrease is primarily due to reductions in stock options expenses, consulting expenses, and other corporate expenses.

UNITED AMERICA INDEMNITY, LTD.
Expense and Combined Ratios
Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 32.1% for the nine months ended September 30, 2007, compared with 31.9% for the nine months ended September 30, 2006. The increase in the expense ratio is primarily due to an increase in legal expenses, stock options, and consulting expenses as a percentage of earned premium.
Our combined ratio was 88.8% for the nine months ended September 30, 2007, compared with 89.7% for the nine months ended September 30, 2006. The combined ratio is the sum of our loss and expense ratios. The reduction in our reinsurance reserve allowance and release of prior year loss reserves in 2007 and release of prior year loss reserves in 2006 decreased the combined ratio for 2007 and 2006 5.1 points and 1.3 points, respectively. Excluding the impact of the reduction in our reinsurance reserve allowance and the releases of prior year loss reserves, the combined ratio increased from 91.0% for 2006 to 93.9% for 2007. See discussion of loss ratio in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Interest Expense
Interest expense was $8.6 million for the nine months ended September 30, 2007, compared with $8.7 million for the nine months ended September 30, 2006, a decrease of $0.1 million or 1.9%. This decrease is primarily due to the pay down of various term loans and line of credit related to the discontinued operations.
Income Tax Expense (Benefit)
Income tax expense relating to continuing operations was $14.7 million for the nine months ended September 30, 2007, compared with $9.0 million for the nine months ended September 30, 2006. See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pre-tax income excluding net realized investment gains (losses) and add actual tax on net realized investment gains (losses) to that result. Our actual tax on net realized investment gains (losses) for the nine months ended September 30, 2007 and 2006 was an income tax expense (benefit) of $0.4 million and $(0.4) million, respectively. Our pre-tax income was $87.1 million and $67.8 million for the nine months ended September 30, 2007 and 2006, respectively.
Our AMT credit carryforward as of September 30, 2007 and December 31, 2006 was $0.0 million and $2.8 million, respectively.
Equity in Net Income of Partnership
Equity in net income of partnerships was $0.2 million for the nine months ended September 30, 2007, compared with $0.5 million for the nine months ended September 30, 2006, a decrease of $0.3 million or 70.9%. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment, including the gain on the sale of substantially all of the assets of our Agency Operations. Income from discontinued operations was $0.002 million for the nine months ended September 30, 2007, compared with income of $10.8 million for the nine months ended September 30, 2006. The decrease is due to the gain on the sale of assets of $10.1 million in 2006.
Net Income
The factors described above resulted in net income of $72.5 million for the nine months ended September 30, 2007, compared with net income of $70.1 million for the nine months ended September 30, 2006, an increase of $2.4 million or 3.4%.

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
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2007, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $65.3 million. For 2007, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $19.6 million, including $6.4 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2006 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies declared and paid dividends of $23.3 million and $14.8 million, respectively, during the nine months ended September 30, 2007.
For 2007, we believe that Wind River Reinsurance has sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of United America Indemnity, Ltd. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2006 statutory financial statements as filed with the BMA on June 29, 2007, Wind River Reinsurance could pay a dividend in 2007 of up to $200.4 million without requesting BMA approval.
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

UNITED AMERICA INDEMNITY, LTD.
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
Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006 was $134.0 million and $159.5 million, respectively. The decrease in operating cash flows of approximately $25.6 million from the prior year was primarily a net result of the following items:
•	a decrease in net premiums collected of $9.7 million, an increase in net losses paid of $5.2 million, and an increase in acquisition costs and other underwriting expenses of $11.7 million;

•	an increase in net investment income collected of $9.2 million;

•	an increase in net federal income taxes paid of $5.0 million; and

•	a decrease in agency commissions and fee revenues of $30.9 million offset by a decrease in agency commissions and operating expenses of $27.8 million.
See the consolidated statement of cash flows in the financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
There have been no significant changes to our liquidity during the quarter and nine months ended September 30, 2007. Please see Item 7 of Part II in our 2006 Annual Report on Form 10-K for information regarding our liquidity.
On October 18, 2007, we provided notice to the trustee of Penn Trust I that we intend to redeem all of the $15.0 million issued and outstanding notes of Penn Trust I on December 4, 2007.
On October 24, 2007, we announced that our Board of Directors has authorized us to purchase up to $50.0 million of our Class A common shares through a share repurchase program over the next twelve months. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.
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

UNITED AMERICA INDEMNITY, LTD.
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
On October 18, 2007, we provided notice to the trustee of Penn Trust I that we intend to redeem all of the $15.0 million issued and outstanding notes of Penn Trust I on December 4, 2007.
United National Insurance Company has a $25.0 million discretionary demand line of credit. During the third quarter of 2007, we borrowed and repaid $9.4 million against the line of credit. There were no outstanding borrowings against this line of credit as of September 30, 2007.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of September 30, 2007, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
As a result of combining the operations of United National and Penn-America under a single United America Insurance Group management structure, we have added, deleted, or modified certain of our internal controls over financial reporting. However, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of a lawsuit against certain former executives and the settlement of that lawsuit, see Item I of Part II in our Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 10, 2007, and Item I of Part II in our Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 9, 2007.
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in our 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2007, as updated in Item 1A of Part II in our Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the SEC on August 9, 2007. The risk factors identified therein have not materially changed other than as set forth below.
We Are Dependent on Our Senior Executives and the Loss of Any of These Executives or Our Inability to Attract and Retain Other Key Personnel Could Adversely Affect Our Business.
Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available, qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Larry A. Frakes, our President and Chief Executive Officer, Kevin L. Tate, our Chief Financial Officer, Raymond H. McDowell, President of Penn-America Group, and David R. Whiting, President and Chief Executive Officer of Wind River Reinsurance. Messrs. Frakes, Tate, McDowell, and Whiting have employment agreements with us, although these agreements cannot assure us of the continued service of these individuals. We do not currently maintain key man life insurance policies with respect to any of our employees.
Over the past year, we have restructured some of the responsibilities of our senior management as part of the consolidation of our U.S. Insurance Operations and the refocus of our strategy for our Reinsurance Operations, and in response to the departure of some senior management personnel. Effective February 5, 2007, William F. Schmidt, former President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, former Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, former Senior Vice President — Claims of United America Insurance Group, resigned. Additionally, the employment of Robert M. Fishman, former President and Chief Executive Officer of United America Insurance Group, terminated on May 8, 2007. The loss of these executives may hinder our ability to manage our operations efficiently and to implement our business strategy. In addition, we may suffer the loss of agents or business as a result of their departures. In response to these departures, we appointed Larry A. Frakes as our President and Chief Operating Officer on May 9, 2007. Mr. Frakes was subsequently appointed as our Chief Executive Officer on June 28, 2007, replacing Saul A. Fox as Chief Executive Officer. Mr. Fox remains as Chairman of our Board of Directors.

UNITED AMERICA INDEMNITY, LTD.
The future loss of any of the services of other members of our senior management team or the inability to attract and retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business.
Item 2. Changes in Securities and use of Proceeds
On October 24, 2007, we announced that our Board of Directors has authorized us to invest up to $50.0 million of our Class A common shares through a share repurchase program over the next twelve months. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.
Item 4. Submission of Matters to a Vote of Security Holders
We held an extraordinary general meeting of shareholders on September 20, 2007 (the “Extraordinary Meeting”). At the Extraordinary Meeting, the following matter was voted upon by our shareholders:
     To approve by special resolution amendments to articles 84 and 94 of our articles of association.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
143,352,770	1,500,761	6,931	0
The purpose of the amendment was to enhance the ability of our shareholders to effect changes in the composition of our Board of Directors.
Item 6. Exhibits

3.1	Amended and Restated Memorandum & Articles of Association, dated September 20, 2007 (incorporated herein by reference to Appendix A of our Definitive Proxy Statement dated August 21, 2007).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD.
Registrant

November 9, 2007		By:	/s/ Kevin L. Tate

Date:	November 9, 2007	Kevin L. Tate
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)