Form 10-K
period 2007-12-31
UNITED AMERICA INDEMNITY, LTD
filed 2008-03-11
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

KYI — 9002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Class A Common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Market as of such date), was $571,096,600. Class A common shares held by each executive officer and director and by each person who is known by the registrant to beneficially own 5% or more of the registrant’s outstanding Class A common shares have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2008, the registrant had outstanding 24,814,059 Class A Common Shares and 12,687,500 Class B Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual General Meeting of Shareholders to be held May 23, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

As used in this annual report, unless the context requires otherwise: 1) “United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries; 2) our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., U.N. Holdings Inc., which was dissolved on May 31, 2006, Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, Emerald Insurance Company, Penn- America Group, Inc., our Insurance Operations and our Agency Operations; 3) our “Insurance Operations” refers to the insurance and related operations conducted by United America Indemnity Group’s direct and indirect subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies; 4) our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, the United National Insurance Companies, International Underwriters, LLC, and J.H. Ferguson & Associates, LLC; 5) the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company; 6) the “Penn-America

Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; 7) our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on September 30, 2006; 8) “Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Insurance Company (Barbados), Ltd. was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Insurance Company, Ltd.; 9) our “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006; 10) our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd., which was dissolved on August 17, 2007.; 11) our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance; 12) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.; 13) “United America Indemnity Group” refers to United America Indemnity Group, Inc.; 14) “AIS” refers to American Insurance Service, Inc.; 15) “United National Group” refers to the United National Insurance Companies and Emerald Insurance Company; 16) “Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies; 17) “Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 18) “United National” refers to our product classification that includes program, general liability, and professional lines products distributed through program administrators with specific binding authority; 19) “Diamond State” refers to our product classification that includes property, general liability, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority; 20) the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I and Penn-America Statutory Trust II; 21) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; 22) “GAAP” refers to accounting principles generally accepted in the United States of America; and 23) “$” or “dollars” refers to U.S. dollars.

PART I

Item 1.	Business

Some of the information contained in this Item 1 or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 7 of Part II and “Risk Factors” in Item 1A of Part I for more information. You should review “Risk Factors” in Item 1A of Part I for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Recent Developments

On January 28, 2008, our shareholders approved an amendment to the United America Indemnity, Ltd. Share Incentive Plan (the “Share Incentive Plan”) that allows for the repricing, without shareholder approval, of stock options and other stock-based awards granted under the Share Incentive Plan.

On February 5, 2008, we entered into an amended and restated employment agreement with Larry A. Frakes, our President and Chief Executive Officer, which amended and restated Mr. Frakes’ original employment agreement that was entered into on May 10, 2007. The amended and restated employment agreement changes and clarifies the terms of options granted under the original employment agreement.

On February 11, 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $50.0 million of our Class A common shares. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors. Approximately 2.4 million shares of our Class A common shares were repurchased in 2007 under the initial share repurchase program that was authorized in October 2007. As a result, we had approximately 22.3 million Class A common shares outstanding at December 31, 2007 compared to approximately 24.5 million shares outstanding at December 31, 2006. Including Class B common shares, there were approximately 35.0 million common shares outstanding at December 31, 2007 compared to approximately 37.2 million outstanding shares at December 31, 2006.

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

Our Insurance Operations

The United National Insurance Companies and the Penn-America Insurance Companies distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, general liability, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority. These product classifications comprise our Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverages. Our Insurance Operations provide property, general liability, and professional liability products utilizing customized guidelines, rates, and forms tailored to our risk and underwriting philosophy. Our Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides us with flexibility in designing products, programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

For 2007, the combined ratio of our Insurance Operations was 87.9%, excluding intercompany eliminations for the amortization of deferred acquisition costs that were related to policies bound by our Agency Operations on behalf of our Insurance Operations. The combined ratio of an insurance company is a non-GAAP financial measure that is generally viewed as an indication of underwriting profitability. It is the ratio of the sum of net losses and loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

We distribute our insurance products through a group of approximately 140 professional general agencies that have specific quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.

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

Our Reinsurance Operations

We provide third party treaty and facultative reinsurance for writers of excess and surplus and specialty lines of property and casualty insurance through Wind River Reinsurance. Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. Wind River Reinsurance also provides reinsurance to our Insurance Operations. Wind River Reinsurance was formed in 2006 through the amalgamation of our Non-U.S. Insurance Operations into a single Bermuda based company. Prior to the amalgamation, our Non-U.S. Insurance Operations consisted of Wind River Barbados and Wind River Bermuda. Our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines primary insurance policies in the fourth quarter of 2005. All excess and surplus lines insurance policies written through our Non-U.S. Insurance Operations have been allowed to expire and have not been renewed. For a discussion of the risks associated with this strategy, see the risk factor regarding the business plan of our Reinsurance Operations in Item 1A of Part I of this Report.

Wind River Reinsurance is rated “A” (Excellent) by A.M. Best.

Available Information

We maintain a website at www.uai.ky. We will make available, free of charge on our website, our most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

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

After three years of reduced underwriting capacity brought on by a number of factors in the late 1990s and the terrorist attacks of September 11, 2001, the insurance industry began to move into a period of excess underwriting capacity in late 2004, which was characterized by excess capital and increased competition. As a result, rate increases moderated in most lines of business and even declined slightly in some lines of business. That trend has continued through 2007.

In 2005, Hurricanes Katrina, Rita, and Wilma made landfall in the United States causing estimated combined insurance losses in the industry of approximately $56.6 billion. As a result, underwriting capacity for writing property insurance in several coastal areas of the United States was reduced dramatically which led to significant increases in rate levels in coastal areas of the United States. Rate increases on risks in coastal areas continued to be realized in 2006. However, the absence of significant catastrophe activity in the United States over the past two calendar years has encouraged more competition and downward pressure in rate levels in the same catastrophe exposed regions of the country that previously saw rate increases as a result of the 2004 and 2005 hurricanes. The pressure for property rate level decreases should continue into 2008 in the absence of significant catastrophic events in the United States.

In order for property and casualty insurance companies to generate an acceptable return on capital in the current interest rate environment, companies are focusing on generating acceptable underwriting returns. The industry is making increased use of risk management tools to adequately compensate them for the risks they write. The industry is also focusing on investment yields and the credit-worthiness of investment portfolios.

Our exposure to subprime investments was $5.8 million at December 31, 2007, of which $3.7 million was rated AAA, with the remaining $2.1 million rated AA or A. See “Investments” below for additional details about the credit quality of our bond portfolios. Market yields have generally decreased since December 31, 2007. Although decreases in interest rates cause the market value of existing fixed income investments to rise, new money is being invested at lower rates. Yields on one year U.S. Treasuries were 4.99% at December 29, 2006 compared to 1.54% at March 7, 2008. Yields on five year Treasuries also dropped from 4.69% at December 31, 2007 to 2.43% at March 7, 2008. Although spreads have widened on corporate bonds relative to Treasuries, yields have decreased. At February 8, 2008, the spread on a five year corporate AA bond was 223 basis points compared to a spread of 40 basis points at December 29, 2006; however, the yields on these bonds have dropped from 5.09% to 4.66%. The Federal Reserve lowered the federal funds interest rate on four occasions from September 18, 2007 to January 30, 2008 by a total of 225 basis points to the rate as of February 25, 2008 of 3.00%.

Lastly, the regulatory environment could have some impact on our industry:

•	The Terrorism Risk Insurance Act of 2002, which was due to expire on December 31, 2007, has been extended for seven years, until December 31, 2014, with the enactment, on December 26, 2007, of the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). It should be noted that under TRIPRA, the distinction between foreign and domestic acts of terrorism is eliminated, thus making losses for domestic acts of terrorism eligible for reimbursement.

•	The House Financial Services Committee passed the Non-admitted and Reinsurance Reform Act in mid-2006. If this bill passes Congress, it would apply single-state regulation and uniform standards to the surplus lines/non-admitted insurance and reinsurance markets.

•	The National Insurance Act of 2007, the successor to The National Insurance Act of 2006, is virtually identical to its predecessor, and would allow property, casualty, and life insurers to be chartered by the federal government.

•	In early 2007, The Insurance Industry Antitrust Enforcement Act of 2007 (the “Act”) was introduced in Congress. If this bill passes Congress, the McCarran-Ferguson Act’s antitrust exemption for insurance companies would be repealed. The Act clearly provides that the antitrust laws will apply to the insurance industry in the same manner as they apply to other industries. Two exemptions to this rule, articulated in the Act, would be the sharing of historical claim data and the development of policy forms via joint insurer participation.

We are continuing to monitor these developments.

Excess and Surplus Lines Market

Our Insurance Operations operate in the excess and surplus lines market. The excess and surplus lines market differs significantly from the standard property and casualty insurance market. In the standard property and casualty insurance market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength. In contrast, the excess and surplus lines market provides coverage for businesses that often do not fit the underwriting criteria of an insurance company operating in the standard market due to their relatively greater unpredictable loss patterns and unique niches of exposure requiring rate and policy form freedom. Without the excess and surplus lines market, certain businesses would have to self insure their exposures, or seek coverage outside the U.S. market.

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

According to A.M. Best, from 1988 through 2006, the excess and surplus lines market grew from an estimated $6.3 billion in direct premiums written to $38.7 billion. In contrast, the U.S. property and casualty industry grew more moderately during this period from $211.3 billion in direct premiums written to $499.1 billion. During this period, the surplus lines market as a percentage of the total property and casualty industry grew from approximately 3.0% to 7.8%.

Within the excess and surplus lines market, we write business on both an admitted and surplus lines basis. Surplus lines business accounts for approximately 69.6% of the business that our Insurance Operations writes, while specialty admitted business accounts for the remaining 30.4%.

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

Insurance Operations

Our Insurance Operations segment includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies which distribute property and casualty products through three product classifications: 1) Penn-America; 2) United National; and 3) Diamond State. See “Our Insurance Operations” above for a description of these product classifications. Our insurance products target specific, defined groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates, and forms tailored to our risk and underwriting philosophy. In 2007, gross premiums written were $536.8 million compared to $653.0 million for 2006.

Reinsurance Operations

Our Reinsurance Operations segment consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance was formed in 2006 through the amalgamation of our Non-U.S. Insurance Operations into a single Bermuda based company. Our Reinsurance Operations include third party treaty and facultative reinsurance on excess and surplus lines and specialty property and casualty insurance distributed through Wind River Reinsurance.

Wind River Reinsurance also provides quota share reinsurance to our Insurance Operations. In 2007, gross premiums written, excluding assumed premiums from affiliates, were $26.3 million.

Products and Product Development

Our Insurance Operations distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate our products by product classification. See “Our Insurance Operations” above for a description of these product classifications. We have significant flexibility in designing products, programs, and in determining rates to meet the needs of the marketplace.

Our Reinsurance Operations offer third party treaty and facultative reinsurance for writers of excess, surplus, and specialty lines of property and casualty insurance. Our Reinsurance Operations also provide reinsurance to our Insurance Operations.

The following table sets forth an analysis of United America Indemnity’s gross premiums written, which is the sum of direct and assumed premiums written, by product classification within our Insurance Operations and Reinsurance Operations segments during the periods indicated:

	For the Years Ended December 31,(1)
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Insurance Operations:
Penn-America	$286,439	50.8%	$390,260	59.8%	$374,402	60.1%
United National	132,311	23.5	154,114	23.6	146,868	23.6
Diamond State	118,085	21.0	108,591	16.6	101,608	16.3

Total Insurance Operations	536,835	95.3	652,965	100.0	622,878	100.0

Reinsurance Operations:(2)
Wind River Reinsurance	26,277	4.7	—	—	—	—

Total	$563,112	100.0%	$652,965	100.0%	$622,878	100.0%

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

(2)	Our Reinsurance Operations began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007; therefore, our Reinsurance Operations had no gross premiums written for the years ended December 31, 2006 and 2005.

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

The following table sets forth an analysis of United America Indemnity’s net premiums written, which is gross premiums written less ceded premiums written, by product classification within our Insurance Operations and Reinsurance Operations segments during the periods indicated:

	For the Years Ended December 31,(1)
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Insurance Operations:
Penn-America	$266,874	54.4%	$355,428	63.4%	$336,201	64.7%
United National	110,649	22.6	114,718	20.5	97,331	18.7
Diamond State	100,751	20.5	90,389	16.1	86,201	16.6

Total Insurance Operations	478,274	97.5	560,535	100.0	519,733	100.0

Reinsurance Operations:(2)
Wind River Reinsurance	12,261	2.5	—	—	—	—

Total	$490,535	100.0%	$560,535	100.0%	$519,733	100.0%

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

(2)	Our Reinsurance Operations began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007; therefore, our Reinsurance Operations had no net premiums written for the years ended December 31, 2006 and 2005.

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

Geographic Concentration

The following table sets forth the geographic distribution of United America Indemnity’s gross premiums written by its Insurance Operations for the periods indicated:

	For the Years Ended December 31,(1)
	2007			2006		2005
	Amount		Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

California	$67,578		12.0%	$81,121	12.4%	$71,538	11.5%
Florida	65,610		11.7	67,852	10.4	40,581	6.5
New York	55,627		9.9	87,551	13.5	85,093	13.7
Texas	37,252		6.6	41,690	6.4	36,166	5.8
New Jersey	26,767		4.8	34,084	5.2	36,824	5.9
Massachusetts	24,054		4.3	35,412	5.4	39,964	6.4
Pennsylvania	17,527		3.1	20,067	3.1	23,214	3.7
Illinois	16,633		3.0	20,374	3.1	22,231	3.6
Louisiana	14,447		2.6	15,241	2.3	13,229	2.1
Georgia	12,548		2.2	13,447	2.1	14,804	2.4

Subtotal	338,043		60.0	416,839	63.8	383,644	61.6
All others	225,069	(2)	40.0	216,126	36.2	239,234	38.4

Total	$563,112		100.0%	$652,965	100.0%	$622,878	100.0%

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

(2)	Includes gross written premiums of our Reinsurance Operations of $26.3 million.

Marketing and Distribution

We distribute our insurance products through a group of approximately 140 professional general agencies that have specific quoting and binding authority, as well as wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.

Of our non-affiliated professional general agencies, the top five accounted for 23.4% of our gross premiums written for the year ended December 31, 2007. During 2007, we terminated our relationship with one of the agencies in the top five because it did not meet our profitability standards. That agency accounted for 4.3% of our gross premiums written for the year ended December 31, 2007. No one agency accounted for more than 5.9% of our gross premiums written.

Our distribution strategy is to maintain strong relationships with a limited number of high-quality professional general agencies and wholesale insurance brokers. We carefully select our distribution sources based on their experience and reputation. We believe that our distribution strategy enables us to effectively access numerous markets at a relatively low cost structure through the marketing, underwriting, and administrative support of our professional general agencies and wholesale insurance brokers. These professional general agencies and wholesale insurance brokers have local market knowledge and expertise that enables us to access business in these markets more effectively.

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

Third, we monitor the quality of our underwriting on an ongoing basis. Our underwriting staff monitors the underwriting quality of our business through a disciplined system of controls developed for products and general agency appointments. Our control system typically consists of a multi-layer approach to ensure compliance with our underwriting and processing guidelines by our general agents and internal underwriters. We also utilize the following four independent steps that we believe aid the integrity of our underwriting guidelines and processes:

•	individual binder and policy reviews;

•	automated system criteria checks and exception reports;

•	on-site general agency audits for profitability, processes and controls that provide for removal of general agencies not producing satisfactory underwriting results or complying with established guidelines; and

•	internal quarterly actuarial and profitability reviews.

We provide incentives to certain of our professional general agencies to produce profitable business through contingent profit commission structures that are tied directly to the achievement of profitability targets.

Pricing

We use our pricing actuaries to establish pricing tailored to each specific product we underwrite, taking into account historical loss experience and individual risk and coverage characteristics. We generally use the actuarial loss costs promulgated by the Insurance Services Office as a benchmark in the development of pricing for most of our products. We will only write business if we believe we can achieve an adequate rate of return.

Rates have generally declined over the last several years. During 2004 and the first eight months of 2005 the ability to achieve significant rate increases lessened with increased competition and additional industry capacity. This trend subsided, however, during the last four months of 2005 primarily as a result of the impact of Hurricanes Katrina, Rita, and Wilma on the United States. The underwriting capacity for writing property insurance in several wind-prone areas of the United States was reduced immediately, which led to dramatic increases in rate levels in many of the territories affected by these storms. Since 2005, the trend has reversed and prices have been steadily declining. We believe that casualty rates have declined faster than property rates. Our market is facing new competition from standard line companies who are writing risks that they had not insured previously, Bermuda companies who are establishing relationships with wholesale brokers, and new excess and surplus competitors. New competition is driving much of the price decline. Although market prices have dropped, we have continued to maintain our underwriting discipline. Renewal pricing on our book decreased approximately 1% in each of 2005 and 2006 and approximately 2.2% in 2007, on average.

Reinsurance of Underwriting Risk

Our philosophy is to purchase reinsurance to limit our liability on individual risks and to protect against property catastrophe and casualty clash losses. Reinsurance assists us in controlling exposure to severe losses, and protecting capital resources. We purchase reinsurance on both an excess of loss and proportional basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. Our reinsurance contracts renew throughout the year, and all of our reinsurance is purchased following guidelines established by our management. We primarily utilize treaty reinsurance products, including proportional reinsurance, excess of loss reinsurance, casualty clash, and property catastrophic loss reinsurance. Additionally, we may purchase facultative reinsurance protection on single risks when deemed necessary.

We purchase specific types and structures of reinsurance depending upon the specific characteristics of the lines of business and specialty products we underwrite. We will typically seek to place proportional reinsurance for our umbrella and excess products, some of our specific specialty products, or in the development stages of a new product. We believe that this approach allows us to control our net exposure in these product areas more cost effectively. In our proportional reinsurance contracts, we generally receive a ceding commission on the premium ceded to reinsurers. This commission is intended to compensate us for the direct costs associated with the production and underwriting of the business.

We purchase reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect our primary positions on property, general liability, and professional liability products. The excess of loss structures allow us to maximize our underwriting profits over time by retaining a greater portion of the risk in these products, while helping to protect against the possibility of unforeseen volatility. We also receive a ceding commission on premiums ceded to reinsurers on selected excess of loss agreements.

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

Our current property writings create exposure to catastrophic events, and our casualty writings create exposure to casualty clash events. Casualty clash exposure arises when two or more insureds are involved in the same loss occurrence. To protect against these exposures, effective June 1, 2006, we purchased a $70.0 million in excess of $5.0 million property catastrophe treaty for those events occurring in June 2006 through May 2007. Effective June 1, 2007, we purchased a $100.0 million in excess of $10.0 million property catastrophe treaty for events occurring in June through December 2007, and through May 2008, and renewed our $10.0 million in excess of $3.0 million casualty clash treaty as of January 1, 2008 for events occurring in 2008, both of which are on a per occurrence basis and contain mandatory reinstatement clauses. To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, we may increase or decrease our reinsurance protection for these exposures commensurately. We did not cede any losses under our property catastrophe or casualty clash treaties during 2007. We have also purchased an additional $10.0 million in excess of $5.0 million layer on our current property treaty to accommodate the per risk exposures for all business units greater than $5.0 million. As a result, our property treaty now covers losses of $14.0 million in excess of $1.0 million per risk as of January 1, 2008.

We continually evaluate our retention levels across the entire line of business and specialty product portfolio to ensure that the ultimate reinsurance structures are aligned with the corporate risk tolerance levels associated with such lines of business products. Any decision to decrease our reliance upon proportional reinsurance or to increase our excess of loss retentions could increase our earnings volatility. In cases where we decide to increase our excess of loss retentions, such decisions will be a result of a change or progression in our risk tolerance level and will be supported by an actuarial analysis. We endeavor to purchase reinsurance from financially strong reinsurers with which we have long-standing relationships. In addition, in certain circumstances, we hold collateral, including letters of credit, under reinsurance agreements.

The following table sets forth the ten reinsurers for which we have the largest reinsurance asset amounts, as of December 31, 2007. Also shown are the amounts of premiums ceded by us to these reinsurers during the year ended December 31, 2007.

	A.M.	Gross	Prepaid	Total	Percent	Ceded	Percent
	Best	Reinsurance	Reinsurance	Reinsurance	of	Premiums	of
	Rating	Receivables	Premium	Assets	Total	Written	Total
(Dollars in millions)

Munich Re America, Inc.	A	$321.7	$13.0	$334.7	43.1%	$28.0	38.5%
Swiss Reinsurance America Corp	A+	220.3	(0.1)	220.2	28.3	(3.8)	(5.2)
General Reinsurance Corp.	A++	35.6	0.8	36.4	4.7	2.0	2.8
Hartford Fire Insurance Co.	A+	31.9	—	31.9	4.1	—	—
Converium AG, Zurich	A-	16.8	—	16.8	2.2	—	—
Finial Reinsurance Company	B+	16.4	—	16.4	2.1	—	—
XL Reinsurance America, Inc.	A+	12.8	—	12.8	1.6	—	—
Scor Reinsurance Co.	A-	11.4	—	11.4	1.5	—	—
Clearwater Insurance Company	A	8.5	—	8.5	1.1	—	—
Generali — Assicurazioni	A+	8.3	—	8.3	1.1	—	—

Subtotal		683.7	13.7	697.4	89.8	26.2	36.1
All other reinsurers		64.0	15.5	79.5	10.2	46.3	63.9

Total reinsurance receivables before purchase accounting adjustments		747.7	29.2	776.9	100.0%	$72.5	100.0%

Purchase accounting adjustments, including uncollectible reinsurance reserve		(28.0)	—	(28.0)

Total receivables, net of purchase accounting adjustments and uncollectible reinsurance reserve		719.7	29.2	748.9
Collateral held in trust from reinsurers		(520.8)	(6.2)	(527.0)

Net receivables		$198.9	$23.0	$221.9

At December 31, 2007 and 2006, we carried reinsurance receivables of $719.7 million and $982.5 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million and $18.5 million at December 31, 2007 and 2006, respectively. The allowance for uncollectible reinsurance receivables was $10.5 million and $20.7 million at December 31, 2007 and 2006, respectively. The decrease in the allowance was primarily due to a commutation of our reinsurance agreement with an unrelated third party reinsurer during the first quarter of 2007 that reduced the uncollectible reinsurance reserve by $6.5 million. A benefit of $0.7 million was realized as a result of the commutation. In addition, we released $3.7 million of the reserve for uncollectible reinsurance during 2007, primarily due to a reduction in ceded loss reserves, including losses incurred but not reported (“IBNR”), as a result of better than expected loss emergence.

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

Claims Management and Administration

Our approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of us, our professional general agents, wholesale brokers, reinsurers and insureds. Our professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process. Our claims management staff supervises or processes all claims. We have a formal claims review process, and all claims greater than $100,000, gross of reinsurance, are reviewed by our senior claims management and certain of our senior executives.

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

As of December 31, 2007, we had $474.8 million of gross outstanding loss and loss adjustment expense case reserves on known claims. Claims relating to approximately 72% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 11% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct two to five day on-site audits of our material TPAs at least twice a year. Approximately 17% of our reserves are handled by our assuming reinsurers. We diligently review and supervise the claims handled by our reinsurers to protect our reputation and minimize exposure.

Our Reinsurance Operations

Our Reinsurance Operations consist of operations related to writing third party reinsurance by Wind River Reinsurance. Prior to the fourth quarter of 2005, our Non-U.S. Insurance Operations offered direct third party excess and surplus lines primary insurance policies. In the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering such products in order to focus on third party reinsurance products. Following this decision, all excess and surplus lines insurance policies written through our Non-U.S. Insurance Operations have been allowed to expire and have not been renewed. As a result of the amalgamation of Wind River Barbados and Wind River Bermuda to form Wind River Reinsurance, Wind River Reinsurance is listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Although Wind River Reinsurance does not currently offer direct third party excess and surplus lines insurance products, it remains eligible to write on a surplus lines basis in 30 U.S. states and the District of Columbia.

Intercompany Reinsurance

Our Non-U.S. Insurance Operations commenced offering reinsurance to the United National Insurance Companies in January 2004 through quota share arrangements. These reinsurance arrangements resulted in 60% of the United National Insurance Companies’ net retained insurance liability on new or renewal business being ceded to Wind River Reinsurance or its predecessors through December 31, 2006.

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

Effective January 1, 2007, each of the quota share agreements was terminated and consolidated into a single quota share reinsurance agreement. Under this new agreement, our Insurance Operations have agreed to cede 50%

of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007 to Wind River Reinsurance.

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

We generally estimate such losses and claims costs through an evaluation of individual reported claims. We also establish loss reserves for IBNR. IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The reserves are reviewed quarterly by the in-house actuarial staff. In 2007, our reserves were also reviewed by independent actuaries in the first, second, and fourth quarters. In 2008, it is anticipated that our reserves will be reviewed by independent actuaries on a quarterly basis. We do not rely upon the review by the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

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

In 2005, $235.2 million of loss reserves were acquired as a result of the merger with Penn-America Group, Inc. that took place on January 24, 2005. As such, there are no loss reserves in our loss development table related to the Penn-America Insurance Companies for any years prior to 2005.

This loss development table shows development in United America Indemnity’s loss and loss expense reserves on a net basis:

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
(Dollars in thousands)

Balance sheet reserves:	$180,651	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342	$800,884

Cumulative paid as of:

One year later	$8,360	$85,004	$64,139	$26,163	$63,667	$42,779	$76,048	$85,960	$154,069	169,899

Two years later	64,079	110,073	82,119	72,579	82,970	96,623	136,133	139,822	268,827

Three years later	77,775	123,129	118,318	75,661	118,401	141,545	171,659	180,801

Four years later	85,923	152,915	110,640	98,654	150,062	164,181	197,596

Five years later	111,044	161,028	126,119	121,407	164,023	182,043

Six years later	116,167	168,091	143,782	129,371	177,682

Seven years later	121,303	172,926	149,413	139,090

Eight years later	125,215	176,634	157,431

Nine years later	128,180	183,349

Ten years later	129,431

Re-estimated liability as of:

End of year	$180,651	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342	$800,884

One year later	164,080	195,525	157,602	124,896	228,207	261,465	313,213	343,332	632,327	716,361

Two years later	146,959	185,421	155,324	180,044	228,391	263,995	315,230	326,031	629,859

Three years later	137,711	182,584	192,675	180,202	231,133	268,149	298,989	323,696

Four years later	136,307	211,544	192,714	175,198	236,271	252,078	301,660

Five years later	157,605	211,352	175,478	179,727	226,116	264,058

Six years later	157,431	203,451	180,735	173,424	242,666

Seven years later	149,562	201,991	177,025	187,441

Eight years later	149,301	201,396	193,337

Nine years later	149,342	216,673

Ten years later	159,913

Cumulative redundancy/(deficiency)	$20,738	$(6,190)	$(25,469)	$(56,313)	$(85,882)	$(3,238)	$12,363	$20,918	$9,432	$18,981	$—

Gross Liability — end of year	791,190	802,692	805,717	800,630	907,357	2,004,422	2,059,760	1,876,510	1,914,224	1,702,010	1,503,237

Less: Reinsurance recoverables	610,539	592,209	637,849	669,502	750,573	1,743,602	1,745,737	1,531,896	1,274,933	966,668	702,353

Net liability-end of year	180,651	210,483	167,868	131,128	156,784	260,820	314,023	344,614	639,291	735,342	800,884

Gross re-estimated liability	829,177	1,029,992	1,190,941	1,316,674	1,630,680	1,795,429	1,725,533	1,529,345	1,674,254	1,525,814	1,503,237

Less: Re-estimated recoverables at December 31, 2007	669,264	813,319	997,604	1,129,233	1,388,014	1,531,371	1,423,873	1,205,649	1,044,395	809,453	702,353

Net re-estimated liability at December 31, 2007	$159,913	$216,673	$193,337	$187,441	$242,666	$264,058	$301,660	$323,696	$629,859	$716,361	800,884

Gross cumulative redundancy/(deficiency)	$(37,987)	$(227,300)	$(385,224)	$(516,044)	$(723,323)	$208,993	$334,227	$347,165	$239,970	$176,196	$—

In the first quarter of 2007, we commuted a reinsurance agreement with an unrelated third party reinsurer that increased our net loss and loss adjustment expense reserves by $5.7 million. This increase was offset by a reduction in the uncollectible reinsurance reserve. The commutation and offsetting reduction had no impact on our financial results for 2007. This increase is net loss and loss adjustment expense reserves was anticipated and accounted for prior to 2007. A reconciliation of the 2007 favorable development to the loss development table, which includes the impact of the commutation with the third party reinsurer, is as follows:

(Dollars in thousands)
Favorable development relating to prior accident years	$24,752
Increase to reserves from commutation	(5,771)

Cumulative redundancy	$18,981

We experienced $24.7 million of favorable development related to our 2006 net reserves. The reduction was comprised of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for unallocated loss adjustment expenses (“ULAE”) and asbestos and environmental (“A&E”). The 2003 through 2005 years benefited for the same reasons as 2006; however, to a lesser degree. $22.8 million of the $24.7 million of favorable development was related to better than expected loss emergence related to 2006. The adverse development noted from 1997 through 2002 is primarily related to increasing asbestos and environmental reserves. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during 2007 to reflect its best estimate of A&E exposures.

The net deficiency for 1999 through 2001 primarily resulted in a strengthening of our reserves by $47.8 million in 2002. This was due to faster than expected development in accident years 1997 through 2001. We also increased loss reserves in 2002 by an additional $23.6 million as a result of a rescission related to products written in 1993 and 1994.

During 2007, the Penn-America Insurance Companies increased incurred losses related to insured events of years 2004 and prior by $9.1 million. This increase in incurred losses related primarily to our casualty lines of business relating to accident years 2003 through 2004. During 2006, the Penn-America Insurance Companies increased incurred losses related to insured events of years 2004 and prior by $4.3 million. This increase in incurred losses related primarily to our casualty lines of business relating to accident years 1997 through 2003. This development is reflected in the 2005 and 2006 columns of the loss development table above.

The following table provides a reconciliation of United America Indemnity’s liability for losses and loss adjustment expenses, net of reinsurance ceded:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Unpaid losses and loss adjustment expenses at beginning of year	$1,702,010	$1,914,224	$1,876,510
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	966,668	1,274,933	1,531,896

Net balance at beginning of year	735,342	639,291	344,614

Plus unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	—	—	235,192
Less gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	—	—	43,908

Unpaid losses and loss adjustment expenses subtotal	735,342	639,291	535,898

Incurred losses and loss adjustment expenses related to:
Current year(2)	328,346	319,927	289,406
Prior years(3)	(29,105)	(15,572)	(1,282)

Total incurred losses and loss adjustment expenses	299,241	304,355	288,124

Paid losses and loss adjustment expenses related to:
Current year	73,923	62,928	59,930
Prior years	159,776	145,376	124,801

Total paid losses and loss adjustment expenses	233,699	208,304	184,731

Net balance at end of year	800,884	735,342	639,291
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	702,353	966,668	1,274,933

Unpaid losses and loss adjustment expenses at end of year	$1,503,237	$1,702,010	$1,914,224

(1)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Group, Inc.

(2)	Included in 2005 is $5.8 million of negative development for the Penn-America Group that is related to prior years. This amount is not included in the “Prior years” line due to the fact that we did not own the Penn-America Group during the prior year periods to which the losses and loss adjustment expenses are related.

(3)	In 2007, we experienced $24.7 million of favorable development related to prior year reserves. The reduction was comprised of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for unallocated loss adjustment expenses (“ULAE”) and asbestos and environmental (“A&E”). We also reduced its reinsurance reserve allowance by $4.4 million due to better than anticipated collections from troubled reinsurers and loss emergence that has been lower than anticipated. In 2006, we decreased our net loss reserve relative to accident years 2005 and prior by $7.0 million due to favorable development relative to construction defect losses as well as primary general liability, umbrella and excess, and asbestos and environmental, and by $8.6 million as a reduction of our reinsurance reserve allowance. In 2005, we decreased our net loss reserve relative to accident years 2004 and prior by $1.3 million due to lower than anticipated frequency in our animal mortality program.

Asbestos and Environmental Exposure

Although we believe it to be limited, we have exposure to A&E claims. Our environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Currently, our policies continue to exclude classic environmental contamination claims. In some states we are required, however, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual’s exposure to a release of chemicals. We have also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by us. We have also received a number of asbestos-related claims, the majority of which declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of these liabilities are reviewed and updated continually.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2007, we had $16.1 million of net loss reserves for asbestos-related claims and $10.6 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses.

The following table shows our gross reserves for A&E losses:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Gross reserves for A&E losses and loss adjustment expenses — beginning of period	$36,010	$40,124	$34,622
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	—	—	78
Plus: Incurred losses and loss adjustment expenses — case reserves	11,648	1,946	6,911
Plus: Incurred losses and loss adjustment expenses — IBNR	15,015	(3,589)	5,120
Less: Payments	4,096	2,471	6,607

Gross reserves for A&E losses and loss adjustment expenses — end of period	$58,577	$36,010	$40,124

The following table shows our net reserves for A&E losses:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Net reserves for A&E losses and loss adjustment expenses — beginning of period	$11,157	$11,519	$11,800
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	—	—	58
Plus: Incurred losses and loss adjustment expenses — case reserves	4,703	1,118	1,981
Plus: Incurred losses and loss adjustment expenses — IBNR	12,248	(856)	(662)
Less: Payments	1,415	624	1,658

Net reserves for A&E losses and loss adjustment expenses — end of period	$26,694	$11,157	$11,519

In addition to the factors referenced above, establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during the third quarter of 2007 to reflect its best estimate of A&E exposures. One of our insurance companies has been named in a lawsuit seeking coverage from it and other unrelated insurance companies that involves such issues with regard to approximately 5,000 asbestos-related bodily injury claims and others that continue to be filed. Management is continuing to gather information to enable it to both evaluate the numerous factual and legal issues that are presented by this lawsuit and to estimate the timing of any payments that may be required. Until that information is obtained and analyzed, it is difficult to predict the ultimate financial exposure that this matter presents.

As of December 31, 2007, 2006, and 2005, the survival ratio on a gross basis for our open A&E claims was 13.3 years, 7.4 years, and 7.1 years, respectively. As of December 31, 2007, 2006, and 2005, the survival ratio on a net basis for our open A&E claims was 23.6 years, 10.6 years, and 9.6 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a non-GAAP financial measure that indicates how long the current amount of gross or net reserves will last based on the current rate of paid claims.

Investments

Our investment policy is determined by the Investment Committee of our Board of Directors. We have engaged third-party investment advisors to oversee our investments and to make recommendations to the Investment Committee of our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our GAAP equity, or $250.9 million at December 31, 2007. As of December 31, 2007, we had $1,765.1 million of investments and cash and cash equivalent assets, including $150.2 million of equity and limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities.

Although we generally intend to hold bonds to recovery, we regularly reevaluate our position based upon market conditions. As of December 31, 2007, our bonds had a weighted average maturity of 4.91 years and a weighted average duration, including cash and short-term investments, of 3.3 years. Our financial statements reflect a net unrealized gain on bonds available for sale as of December 31, 2007 of $14.1 million on a pre-tax basis.

The following table shows the average amount of bonds, bond income earned, and the book yield thereon for the periods indicated:

	Years Ended December 31,(1)
	2007	2006	2005
(Dollars in thousands)

Average bonds at estimated fair value	$1,311,033	$1,204,662	$1,005,938
Gross bond income(2)	65,908	57,310	41,196
Book yield	5.03%	4.76%	4.10%

(1)	Does not include any amounts for the Penn Independent Group or the Penn-America Group for any periods prior to January 24, 2005.

(2)	Represents income earned by bonds, gross of investment expenses and excluding realized gains and losses.

Realized gains and (losses), including other than temporary impairments, for the years ended December 31, 2007, 2006, and 2005 were $1.0 million, $(0.6) million, and $0.6 million, respectively.

The following table summarizes by type the estimated fair value of United America Indemnity’s investments and cash and cash equivalents as of December 31, 2007, 2006, and 2005:

	December 31, 2007		December 31, 2006		December 31, 2005
	Estimated	Percent	Estimated	Percent	Estimated	Percent
	Fair Value	of Total	Fair Value	of Total	Fair Value	of Total
(Dollars in thousands)

Cash and cash equivalents	$244,321	13.8%	$273,745	16.5%	$215,511	15.5%

U.S. Treasury securities	67,124	3.8	67,037	4.0	74,013	5.2
Obligations of states, municipalities and political subdivisions	69,120	3.9	52,322	3.2	185,676	13.0
Special revenue bonds	143,955	8.2	118,803	7.2	204,064	14.3
Corporate bonds	278,937	15.8	322,623	19.5	263,028	18.5
Mortgage-backed and asset-backed securities	660,918	37.4	485,970	29.3	340,523	23.9
Other bonds	150,512	8.5	199,929	12.1	18,320	1.3

Total bonds	1,370,566	77.6	1,246,684	75.3	1,085,624	76.2
Equity securities	85,677	4.9	75,372	4.6	66,002	4.6
Other investments	64,539	3.7	60,863	3.6	52,427	3.7

Total investments and cash and cash equivalents	$1,765,103	100.0%	$1,656,664	100.0%	$1,419,564	100.0%

We expect that default rates on collateralized obligations may continue to rise. To protect ourselves against these risks, we have structured our portfolio to lessen the risk. Of the $660.9 million of mortgage and asset-backed securities, $406.7 million is invested in U.S. agency paper, $50.2 million is invested in collateralized mortgage obligations, of which $50.0 million, or 99.6%, are rated AAA, and $204.0 million is invested in asset-backed securities, of which $202.0 million is rated AAA. $175.2 million of our asset backed securities are invested in commercial mortgage obligations, all of which are rated AAA. In addition, we temporarily discontinued purchasing commercial paper to minimize potential exposure to subprime risk. We held no commercial paper at December 31,

2007. Our overnight cash sweep accounts are generally invested in funds that invest in U.S. treasuries, U.S. agency notes and repurchase agreements that are fully collateralized by U.S. treasuries and U.S. agency securities. We also face liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. We attempt to diversify our investment holdings to minimize this risk. We also face credit risk. 99.5% of our bonds are investment grade securities. 76.2% of our bonds are rated AAA. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and our investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of United America Indemnity’s investments in bonds, as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Estimated	Percent of	Estimated	Percent of
	Fair Value	Total	Fair Value	Total
(Dollars in thousands)

AAA	$1,045,151	76.2%	$901,859	72.3%
AA	122,427	8.9	116,768	9.4
A	160,636	11.7	189,217	15.2
BBB	36,575	2.7	32,215	2.6
BB	4,044	0.3	5,206	0.4
B	814	0.1	848	0.1
CCC	919	0.1	480	0.0
Not rated	0	0.0	91	0.0

Total bonds	$1,370,566	100.0%	$1,246,684	100.0%

The following table sets forth the expected maturity distribution of United America Indemnity’s bonds at their estimated market value as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total
(Dollars in thousands)

One year or less	$85,513	6.3%	$24,392	2.0%
More than one year to five years	272,859	19.9	354,888	28.5
More than five years to ten years	211,577	15.4	231,260	18.6
More than ten years to fifteen years	71,228	5.2	82,251	6.6
More than fifteen years	68,471	5.0	67,923	5.4

Securities with fixed maturities	709,648	51.8	760,714	61.1
Asset-backed and mortgage-backed securities	660,918	48.2	485,970	38.9

Total bonds	$1,370,566	100.0%	$1,246,684	100.0%

The expected weighted average duration of our asset-backed and mortgage-backed securities is 4.3 years.

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

As of December 31, 2007, we had aggregate equity securities of $85.7 million that consisted of $73.8 million in common stocks and $11.9 million in preferred stocks. We also hold other invested assets valued at $64.5 million as of December 31, 2007. These investments are primarily comprised of investments in limited partnerships. Several of these limited partnerships mainly invest in securities that are publicly traded. Securities that are held by these partnerships are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. We obtain the value of the partnerships at the end of each reporting period; however, we are not provided with a detailed listing of the investments held by these partnerships. We receive annual audited financial statements from each of the partnerships we own.

As of December 31, 2007, our other invested assets portfolio of $64.5 million was comprised of securities for which there was no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, in the specialty insurance market we compete against, among others:

•	American International Group;

•	Argo Group International Holdings, Ltd.;

•	Berkshire Hathaway;

•	Century Surety;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	IFG Companies;

•	James River Insurance Group;

•	Markel Corporation;

•	Nationwide Insurance;

•	Navigators Insurance Group;

•	Philadelphia Consolidated Group;

•	RLI Corporation;

•	W.R. Berkley Corporation;

•	Western World Insurance Group.

In addition to the companies mentioned above, we are facing new competition from standard line companies who are writing risks that they had not insured previously, Bermuda companies who are establishing relationships with wholesale brokers, and new excess and surplus competitors.

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

Employees

We have approximately 390 employees. This includes four individuals who operate out of our Bermuda office. In addition, we have contracts with international insurance service providers based in Bermuda to provide services to our Reinsurance Operations. Our Bermuda employees are either permanent residents of Bermuda or British citizens who possess Bermuda status. All employees that do not possess Bermuda status who operate out of our Bermuda office are subject to approval of any required work permits that may be applicable. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

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

As the indirect parent of the U.S. Insurance Subsidiaries, we are subject to the insurance holding company laws of Indiana, Pennsylvania, Virginia, and Wisconsin. These laws generally require each company of our U.S. Insurance Subsidiaries to register with its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within our insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the U.S. Insurance Subsidiaries is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, reinsurance agreements, and service agreements with the non-insurance companies within our family of companies, our Insurance Operations, or our Reinsurance Operations.

Changes of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management, Board of Directors and executive officers of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of the U.S. Insurance Subsidiaries, the insurance change of control laws of Indiana, Pennsylvania, Virginia, and Wisconsin would likely apply to such a transaction. While our articles of association limit the voting power of any U.S. shareholder to less than 9.5%, there can be no assurance that the applicable state insurance regulator would agree that such shareholder did not control the applicable Insurance Operations company.

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

Legislative Changes

On November 26, 2002, the Federal Terrorism Risk Insurance Act (“TRIA”) was enacted to ensure the availability of insurance coverage for defined acts of terrorism in the United States. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was enacted, which extended TRIA until December 31, 2007. TRIA was further extended, until December 31, 2014, with the enactment, on December 26, 2007, of the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). It should be noted that under TRIPRA, the distinction between foreign and domestic acts of terrorism is eliminated, thus making losses for domestic acts of terrorism eligible for reimbursement. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100.0 billion resulting from covered acts of terrorism. TRIPRA also requires that post-event policyholder surcharges be imposed at 133% of the actual payout by the Treasury Department. Additionally, the availability and affordability of terrorism insurance coverage must be studied and reported on by the Government Accountability Office (“GAO”)

within 180 days of enactment and a study on possible expansion of TRIPRA to include coverage for nuclear, biological, chemical, and radiological exposures must be completed by the GAO within one year of enactment.

For 2007, our deductible for certified acts of terrorism was 20.0% of our direct earned premium for the year ended December 31, 2006, or $128.0 million. For 2008, our deductible for certified acts of terrorism will be 20% of the full year of our direct earned premium for the year ended December 31, 2007, or $121.1 million. We believe that our net exposure to insured losses from certified acts of terrorism will be considerably less than the deductible amount for 2008 due to: 1) the low percentage of insureds who have elected to purchase the offered terrorism coverage (approximately 0.2% of 2007 direct earned premium was for the coverage subject to TRIA); 2) the fact that the majority of our customers are small commercial businesses; 3) an exclusion that is attached to all of our policies for insureds who do not elect this coverage; and 4) the amount of reinsurance coverage that is available to us, to various extents, under the majority of our per risk reinsurance contracts.

We believe that we are in compliance with the requirements of TRIA and will be in compliance with the requirements of TRIPRA.

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

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or “IRIS,” was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. Insurers that report four or more ratios that fall outside the range of usual values are generally targeted for increased regulatory review.

The table below summarizes the 2007 IRIS ratio results for the seven insurance companies in our Insurance Operations. Of those seven, only the following three companies had IRIS ratios with unusual values:

	Number of IRIS
	Ratios with Unusual	Ratio(s) with
Company	Values	Unusual Value	Reason(s)

Penn-America Insurance Co.	1	Change in Net Premiums Written	Increase in quota share cession percentage to Wind River Reinsurance in 2007
Penn-Star Insurance Co.	1	Change in Net Premiums Written	Increase in quota share cession percentage to Wind River Reinsurance in 2007
Penn-Patriot Insurance Co.	1	Change in Net Premiums Written	Increase in quota share cession percentage to Wind River Reinsurance in 2007

We do not believe that the above departures from the usual values will subject us to further regulatory review.

Risk-Based Capital Regulations

The state insurance departments of Indiana, Pennsylvania, Virginia, and Wisconsin require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in the insurance business (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain company action level risk-based capital levels. The United National Insurance Companies and Penn-America Insurance Companies had risk-based capital requirements of $178.2 million and $89.7 million, respectively. Both groups have capital in excess of the required minimum company action levels as of December 31, 2007.

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

The dividend limitations imposed by the state laws are based on the statutory financial results of each company within our Insurance Operations that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation — Statutory Accounting Principles.” Key differences relate to among other items, deferred acquisition costs, limitations on deferred income taxes, and reserve calculation assumptions and surplus notes.

For 2008, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $46.9 million. For 2008, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately

$23.5 million, including $7.7 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2006 ownership percentages. In 2007, the United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $23.3 million and $14.8 million, respectively.

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

As a reinsurer that is not licensed, accredited or approved in any state in the United States, Wind River Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from our Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Indiana, Pennsylvania, Virginia, Wisconsin or other applicable states or any of the Insurance Operations redomesticates to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, we may be unable to realize some of the benefits we expect from our business plan. Accordingly, our Reinsurance Operations could be adversely affected. See the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this report for our risk-based capital results.

Although Wind River Reinsurance is eligible to write surplus lines insurance in 31 U.S. states and the District of Columbia, our Non-U.S. Insurance Operations discontinued offering direct third party excess and surplus lines insurance products during the fourth quarter of 2005.

Even though Wind River Reinsurance does not currently offer third party excess and surplus lines insurance products, it maintains a U.S. surplus lines trust fund with a U.S. bank to secure its U.S. surplus lines policyholders. The amount held in trust at December 31, 2007 was $6.2 million. Outstanding reserves at December 31, 2007 were $0.9 million. In subsequent years, if Wind River Reinsurance wrote third party excess and surplus line insurance, it would need to maintain an amount equal to 30% of its U.S. surplus lines liabilities, as at each year end, as certified by an actuary, in the trust fund subject to the current maximum of $60.0 million. The trust fund is irrevocable and must remain in force for a period of five years from the date of written notice to the trustee of the termination of the trust unless the liabilities with respect to all risks covered by the trust fund have been transferred to an insurer licensed to do business in all states where insurance is in force.

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

Additionally, under the Companies Act, Wind River Reinsurance may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment, be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Wind River Reinsurance did not declare or pay any dividends in 2007.

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

Luxembourg

The Luxembourg Companies are all private limited liability companies, incorporated under the laws of Luxembourg. The Luxembourg Companies are all taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. The Luxembourg Companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 29.63%, capital duty at a rate of 0.5%, and net worth tax at a rate of 0.5%. The Luxembourg Companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

Profit distributions (not in respect to liquidations) by the Luxembourg Companies are generally subject to Luxembourg dividend withholding tax at a rate of 15% in 2007, unless a domestic law exemption or a lower tax treaty rate applies. There is no Luxembourg dividend withholding tax in 2008. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least 12 months.

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

Ireland

U.A.I. (Ireland) Limited is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25% on non-trading income, including interest and dividends from foreign companies.

United States

The following discussion is a summary of all material U.S. federal income tax considerations relating to our operations. We manage our business in a manner designed to mitigate the risk that either United America Indemnity or Wind River Reinsurance will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. However, whether business is being conducted in the United States is an inherently factual determination. Because the United States Internal Revenue Code (the “Code”), regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, we cannot be certain that the IRS will not contend successfully that United America Indemnity or Wind River Reinsurance is or will be engaged in a trade or business in the United States. A non-U.S. corporation deemed to be so engaged would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation is generally entitled to deductions and credits only if it timely files a U.S. federal income tax return. Wind River Reinsurance is filing protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that it is subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation’s effectively connected income and 30% for the “branch profits” tax.

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

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are a limited number of available, qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Larry A. Frakes, our President and Chief Executive Officer, Kevin L. Tate, our Chief Financial Officer, Raymond H. McDowell, President of Penn-America Group, David J. Myers, President of United National Group and Diamond State Group, David R. Whiting, President and Chief Executive Officer of Wind River Reinsurance, and Edward M. Rafter, Senior Vice President and Chief Information / Administrative Officer of the United National Insurance Companies and the Penn-America Insurance Companies. Messrs. Frakes, Tate, McDowell, Myers, Whiting, and Rafter have employment agreements with us, although these agreements cannot assure us of the continued service of these individuals. We do not currently maintain key man life insurance policies with respect to any of our employees.

Over the past year, we have restructured some of the responsibilities of our senior management as part of the consolidation of our Insurance Operations and the refocus of our strategy for our Reinsurance Operations, and in response to the departure of some senior management personnel. Effective February 5, 2007, William F. Schmidt, former President and Chief Executive Officer of United America Insurance Group, Jonathan P. Ritz, former Senior Vice President and Chief Operating Officer of United America Insurance Group, and Gerould J. Goetz, former Senior Vice President — Claims of United America Insurance Group, resigned. Additionally, the employment of Robert M. Fishman, former President and Chief Executive Officer of United America Insurance Group, terminated on May 8, 2007. The loss of these executives may cause us to suffer the loss of agents or business as a result of their departures. In response to these departures, we appointed Larry A. Frakes as our President and Chief Operating Officer on May 9, 2007. Mr. Frakes was subsequently appointed as our Chief Executive Officer on June 28, 2007, replacing Saul A. Fox as Chief Executive Officer. Mr. Fox remains as Chairman of our Board of Directors.

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

For example, as industry practices and legal, judicial, social and other conditions change, unexpected and unintended exposures related to claims and coverage may emerge. Recent examples include claims relating to mold, asbestos and construction defects, as well as larger settlements and jury awards against professionals and corporate directors and officers. In addition, there is a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigations relating to claims-handling, insurance sales practices and other practices. These exposures may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. As a result, such developments could cause our level of reserves to be inadequate.

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

Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.

Results of property and casualty insurers are subject to man-made and natural catastrophes. We have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experience losses from catastrophes that are in excess of our catastrophe reinsurance coverage. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas. In 2005, we suffered gross and net catastrophic losses of $43.0 million and

$9.8 million, respectively, related to Hurricanes Katrina, Rita, and Wilma. There were no catastrophic losses from named storms in 2006 or 2007.

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

If the rating of any of the companies in our Insurance Operations or Reinsurance Operations is reduced from its current level by A.M. Best, our competitive position in the insurance industry could suffer, and it could be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business, as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

We Cannot Guarantee that Our Reinsurers Will Pay in a Timely Fashion, if At All, and as a Result, We Could Experience Losses.

We cede a portion of gross premiums written by our Insurance Operations to third party reinsurers under reinsurance contracts. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Upon payment of claims, we will bill our reinsurers for their share of such claims. Our reinsurers may not pay the reinsurance receivables that they owe to us or they may not pay such receivables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected. Lack of reinsurer liquidity, perceived improper underwriting or claim handling by us, and other factors could cause a reinsurer not to pay.

As of December 31, 2007, we had $719.7 million of reinsurance receivables, and $520.8 million of collateral was held in trust to support our reinsurance receivables. Our reinsurance receivables, net of collateral held, were $198.9 million. We also had $23.0 million of prepaid reinsurance premiums, net of collateral held. As of December 31, 2007, our largest reinsurer represented approximately 43.0% of our reinsurance receivables, or $321.7 million, and our second largest reinsurer represented approximately 29.5% of our reinsurance receivables, or $220.3 million. As of December 31, 2007, we had committed collateral of $278.0 million and $194.2 million from our largest reinsurer and second largest reinsurer, respectively. See “Business — Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Our Investment Performance May Suffer as a Result of Adverse Capital Market Developments or Other Factors, Which Would In Turn Adversely Affect Our Financial Condition and Results of Operations.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For 2007, our income derived from invested assets, was $78.3 million, net of investment expenses, including net realized gains of $1.0 million, or 66.3% of our pre-tax income. For 2006, our income derived from invested assets was $66.0 million, net of investment expenses, including net realized losses of $0.6 million, or 61.9% of our pre-tax income. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates and the credit quality of underlying issuers. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in bonds will generally increase or decrease with changes in interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

Credit tightening could negatively impact our future investment returns and limit the ability to invest in certain classes of investments. Credit tightening may cause opportunities that are marginally attractive to not be financed, which could cause a decrease in the number of bond issuances. If marginally attractive opportunities are financed, they may be at higher interest rates, which would cause credit risk of such opportunities to increase. If new debt supply is curtailed, it could cause interest rates on securities that are deemed to be credit-worthy to decline. Funds generated by operations, sales, and maturities will need to be invested. If we invest during a tight credit market, our investment returns could be lower than the returns we are currently realizing and/or we may have to invest in higher risk securities.

With respect to our longer-term liabilities, we strive to structure our investments in a manner that recognizes our liquidity needs for our future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our liability for insurance reserves. However, if our liquidity needs or general and specific liability profile unexpectedly changes, we may not be successful in continuing to structure our investment portfolio in that manner. To the extent that we are unsuccessful in correlating our investment portfolio with our expected liabilities, we may be forced to liquidate our investments at times and prices that are not optimal, which could have a material adverse affect on the performance of our investment portfolio. We refer to this risk as liquidity risk, which is when the fair value of an investment is not able to be realized due to low demand by outside parties in the marketplace.

We are also subject to credit risk due to non-payment of principal or interest. Current market conditions increase the risk that companies may default on their credit obligations. Several classes of securities that we hold, including our corporate securities, have default risk. As interest rates rise for companies that are deemed to be less creditworthy, there is a greater risk that they will be unable to pay contractual interest or principal on their debt obligations.

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

We also have an equity portfolio that represented approximately 4.9% of our total investments and cash and cash equivalents portfolio, as of December 31, 2007. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on performance as to the equity portfolio. Individual equity securities have unsystematic risk. We could experience market declines on these investments. We also have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market. If the market indexes were to decline, we anticipate that the value of our portfolio would be negatively affected.

We have $64.5 million of investments in limited partnerships for which there is no readily available market valuation. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

Our limited partnership investments are not liquid. Several of the investment contracts state that we need to provide advance notice to the partnerships of up to three months if we wished to liquidate part or all of the investment. Several of the contracts have provisions that allow the general partner to delay distribution of funds if it would negatively impact the partnership. Our returns could be negatively affected if the market value of the partnership declines. We may miss the opportunity to reinvest proceeds from a partnership at attractive rates. If the general partner exercised a provision to not distribute funds, and we needed liquidity, we might be forced to liquidate other investments at a time when prices are not optimal.

As of December 31, 2007, we had approximately $5.8 million worth of investment exposure to subprime investments. Of that amount, approximately $3.7 million of those investments have been rated AAA by S&P. The remaining subprime exposure is rated AA or A. There were no write-downs on these investments during 2007.

Since We Depend On Professional General Agencies For a Significant Portion of Our Revenue, a Loss of Any One of Them Could Adversely Affect Us.

We market and distribute our insurance products through a group of approximately 140 professional general agencies that have specific quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. For the year ended December 31, 2007, our top five non-affiliated agencies, all of which market more than one specific product, represented 23.4% of our gross premiums written. During 2007, we terminated our relationship with one of the agencies in the top five because it did not meet our profitability standards. That agency accounted for 4.3% of our gross premiums written for the year ended December 31, 2007. No one agency accounted for more that 5.9% of our gross premiums written. A loss of all or substantially all of the business produced by any more of these general agencies could have an adverse effect on our results of operations.

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

We Face Significant Competitive Pressures in Our Business that Could Cause Demand for Our Products to Fall and Adversely Affect Our Profitability.

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and Non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies. Our competitors include, among others: American International Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Century Surety, Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, James River Insurance Group, Markel Corporation, Nationwide Insurance, Navigators Insurance Group, Philadelphia Consolidated Group, RLI Corporation, W.R. Berkley Corporation, and Western World Insurance Group. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices.

A number of recent, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include an influx of new capital that resulted from the formation of new insurers in the marketplace and existing companies that attempted to expand their business as a result of better pricing or terms, and/or their willingness to assume additional risk, legislative mandates for insurers to provide certain types of coverage in areas where existing insurers do business which could eliminate the opportunities to write those coverages, and proposed federal legislation which would establish national standards for state insurance regulation. These developments could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity. Accordingly, these developments could have an adverse effect on our earnings. New competition from these developments could cause the demand for insurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability.

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

TRIA, which was extended with the enactment of TRIPRA in 2007, was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. For 2008, our deductible for certified acts of terrorism was 20% of the full year of our direct earned premium for the year ended December 31, 2007 or $121.1 million. In 2007, $1.0 million of our direct earned premium was for the coverage subject to TRIA. Under TRIPRA, the existing program triggers, deductibles, aggregate industry retention, and co-payments remain the same, and the distinction between foreign and domestic acts of terrorism is eliminated, thus making losses for domestic acts of terrorism eligible for reimbursement.

Because We Provide Our General Agencies with Specific Quoting and Binding Authority, If Any of Them Fail To Comply With Our Pre-Established Guidelines, Our Results of Operations Could Be Adversely Affected.

We market and distribute our insurance products through a group of approximately 140 professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks without our initial approval. If any of these professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated loss and loss adjustment expenses. Such actions could adversely affect our results of operations.

Our Holding Company Structure and Regulatory Constraints Limit Our Ability to Receive Dividends from Our Subsidiaries in Order to Meet Our Cash Requirements.

United America Indemnity is a holding company and, as such, has no substantial operations of its own or assets other than its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from insurance subsidiaries, which include payment for equity awards granted by United America Indemnity to employees of such subsidiaries, are expected to be United America Indemnity’s sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.

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

In addition, the United National Insurance Companies and the Penn-America Insurance Companies, which are indirect subsidiaries of Wind River Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Wind River Reinsurance before being paid to United America Indemnity. See “Regulation — U.S. Regulation of United America Indemnity” in Item 1 of Part I of this report. For 2008, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $46.9 million. For 2008, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $23.5 million, including $7.7 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2007 ownership percentages.

Because We Are Heavily Regulated by the U.S. States in Which We Operate, We May Be Limited in the Way We Operate.

We are subject to extensive supervision and regulation in the U.S. states in which our Insurance Operations operate. This is particularly true in those states in which our insurance subsidiaries are licensed, as opposed to those states where our insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of regulation covers, among other things:

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

As an example of increased federal involvement in insurance issues, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, TRIA was enacted to ensure the availability of insurance coverage for defined terrorist acts in the United States. This law, along with its extension through the enactment of TRIPRA, establishes a federal assistance program through December 31, 2014 to aid the commercial property and casualty insurance industry in covering claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. This law could adversely affect our business by increasing underwriting capacity for our competitors as well as by requiring that we offer coverage for terrorist acts.

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

Subsequent to these initial activities, other states’ attorney general offices and state insurance departments have announced similar investigations. In November 2004, the Pennsylvania Department of Insurance has made inquiries of each of its licensed companies, including our Insurance Operations, concerning producer compensation arrangements. The Securities and Exchange Commission and the U.S. Department of Justice have also taken measures to investigate the use of insurance products designed to “smooth earnings.” Activities being investigated include participation in contingent commission structures and other agreements under which brokers receive additional commissions based upon the volume and/or profitability of business placed with an insurer. We have not been the subject of any specific investigation or inquiry. We believe our commission programs and payments comply with applicable laws and regulations.

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

Interests of Holders of Class A Common Shares May Conflict with the Interests of Our Controlling Shareholder.

Fox Paine & Company beneficially owns shares having approximately 86.1% of our total voting power. The percentage of our total voting power that Fox Paine & Company may exercise is greater than the percentage of our total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns a large number of Class B common shares, which have ten votes per share as opposed to Class A common shares, which have one vote per share. The Class A common shares and the Class B common shares generally vote together as a single class on matters presented to our shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in our articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

Our Controlling Shareholder Has the Contractual Right to Nominate a Majority of the Members of Our Board of Directors.

Under the terms of a shareholders agreement between us and Fox Paine & Company, Fox Paine & Company has the contractual right to nominate a majority of the members of our Board of Directors. Our Board of Directors currently consists of seven directors, five of whom were nominated by Fox Paine & Company: Messrs. Saul A. Fox, Seth J. Gersch, Michael J. Marchio, Stephen A. Cozen, and James R. Kroner.

Our Board of Directors, in turn, and subject to its fiduciary duties under Cayman Islands law, appoints the members of our senior management, who also have fiduciary duties to the Company. As a result, Fox Paine & Company effectively has the ability to control the appointment of the members of our senior management and to prevent any changes in senior management that other shareholders, or that other members of our Board of Directors, may deem advisable.

Because We Rely on Certain Services Provided by Fox Paine & Company, the Loss of Such Services Could Adversely Affect Our Business.

During 2005, 2006, and 2007, Fox Paine & Company provided certain management services to us, particularly with respect to our merger with Penn-America Group, Inc., our acquisition of Penn Independent Corporation, and the sale of substantially all of the assets of our Agency Operations. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and we are unable to perform those services ourselves or we are unable to secure replacement services, our business could be adversely affected.

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

We lease approximately 71,000 square feet of office space in Bala Cynwyd, Pennsylvania, which serves as the headquarters location for our Insurance Operations, pursuant to a lease that expires on December 31, 2013. Through March 2007, certain of our subsidiaries leased approximately 50,000 square feet of office space in a Hatboro, Pennsylvania property that was purchased by AIS in October 2005. This property was sold on March 30, 2007. As part of the integration of our Insurance Operations, we moved all of our employees from the Hatboro location to Bala Cynwyd during 2007. In addition, we lease a small amount of additional office space in other locations in the United States, and Hamilton, Bermuda. The Hamilton, Bermuda office space is used by our Reinsurance Operations.

Item 3.	Legal Proceedings

We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. There is a greater potential for disputes with reinsurers who are in a runoff of their reinsurance operations. Some of our reinsurers are in a runoff of their reinsurance operations, and therefore, we closely monitor those relationships. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, consolidated financial position or results of operations. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business. See Note 10 in the notes to the consolidated financial statements in Item 8 of Part II of this report for more details concerning our legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 28, 2008, at an extraordinary general meeting of shareholders, our shareholders approved an amendment to our Share Incentive Plan that allows for the repricing, without shareholder approval, of stock options and other stock-based awards granted under the Share Incentive Plan. There were 124,394,867 votes in favor of the proposal, 13,122,774 votes against the proposal, and 345,309 abstentions and broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Class A Common Shares

Our Class A common shares, par value $0.0001 per share, began trading on the Nasdaq Global Market, formerly the Nasdaq National Market, under the symbol “UNGL” on December 16, 2003. On March 14, 2005 we changed our symbol to “INDM.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common shares, as reported by the Nasdaq Global Select Market:

	High	Low

Fiscal Year Ended December 31, 2007:
First Quarter	$25.48	$22.41
Second Quarter	26.49	23.05
Third Quarter	25.41	18.31
Fourth Quarter	22.99	18.95
Fiscal Year Ended December 31, 2006:
First Quarter	$23.51	$17.84
Second Quarter	25.82	19.50
Third Quarter	23.25	19.04
Fourth Quarter	25.99	20.00

There is no established public trading market for our Class B common shares, par value $0.0001 per share.

As of February 25, 2008, there were approximately 5,142 beneficial holders of record of our Class A common shares. As of February 25, 2008, there were 10 holders of record of our Class B common shares, all of whom are affiliates of Fox Paine & Company.

Performance of Our Class A Common Shares

	12/16/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
United America Indemnity, Ltd.	$100.0	$103.9	$109.5	$108.0	$149.0	$117.2
NASDAQ Insurance Index	100.0	103.1	123.4	134.9	151.2	150.0
NASDAQ Composite Index	100.0	104.1	113.1	114.6	125.5	137.8

Purchases of Our Class A Common Shares

Our Share Incentive Plan allows employees to surrender shares of our Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. During 2007, we purchased an aggregate of 7,386 of surrendered Class A common shares from our employees for $0.2 million. All shares purchased from employees are held as treasury stock and recorded at cost.

On October 24, 2007, we announced that our Board of Directors authorized us to repurchase up to $50.0 million of our Class A common shares through a share repurchase program over the subsequent twelve months. This repurchase was completed in January 2008. All shares repurchased under this program are held as treasury stock and recorded at cost.

The following table provides information with respect to the Class A common shares that were surrendered or repurchased in 2007:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period(1)	Purchased		Per Share	or Program	Plan or Program(2)

January 1-31, 2007	1,191		$23.65	—	$—
February 1-28, 2007	379		$23.63	—	$—
October 1-31, 2007	3,297		$22.06	—	$50,000,000
November 1-30, 2007	287,603	(3)	$20.11	285,400	$44,264,212
December 1-31, 2007	2,161,617	(4)	$19.68	2,161,301	$1,740,614

Total	2,454,087		$19.73	2,446,701	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Includes 2,203 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Includes 316 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

On December 31, 2007, in connection with the share repurchase program, we contracted to purchase 5,000 shares for $0.1 million which did not settle until January 4, 2008. As a result, these shares are not included in the above table.

During January 2008, an additional 88,362 shares were repurchased, including the 5,000 shares mentioned above, as part of the share repurchase program. Including the January 2008 repurchases, a total of 2,535,063 shares were repurchased at an average purchase price of $19.72 per share as part of the share repurchase program.

On February 11, 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $50.0 million of our Class A common shares. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.

Dividend Policy

We did not declare or pay cash dividends on any class of our common shares in 2007 or 2006, and we do not anticipate paying any cash dividends on any class of our common shares in the foreseeable future. However, this is subject to future determinations by the Board of Directors based on our results, financial conditions, amounts required to grow our business, and other factors deemed relevant by the Board.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of Wind River Reinsurance, the Luxembourg Companies, the United National Insurance Companies, and the Penn-America Insurance Companies to pay dividends. Wind River Reinsurance, the United National Insurance Companies, and the Penn-America Insurance Companies are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

In 2007, the United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $23.3 million and $14.8 million, respectively. For 2008, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $46.9 million. For 2008, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $23.5 million, including $7.7 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2007 ownership percentages.

For 2008, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of United America Indemnity, Ltd. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2007 statutory financial statements that will be filed in 2008, Wind River Reinsurance could pay a dividend of up to $220.4 million without requesting BMA approval.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if Wind River Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In 2007, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. There is no Luxembourg dividend withholding tax in 2008. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

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

					Successor	Predecessor
					For the	For the
					Period from	Period from
					September 6, 2003 to	January 1, 2003 to
	Successor For the Years Ended December 31,				December 31,	September 5,
	2007	2006	2005	2004	2003	2003
(Dollars in thousands)

Consolidated Statements of Operations Data:
Gross premiums written	$563,112	$652,965	$622,878	$409,073	$157,757	$510,623
Net premiums written	490,535	560,535	519,733	280,208	61,265	139,116
Net premiums earned	536,323	546,469	475,430	230,140	51,912	128,254
Total revenues	614,632	612,437	523,102	252,982	58,187	147,132
Income from continuing operations	98,886	89,338	64,751	35,852	6,097	24,604
Net income	98,917	99,418	65,593	37,047	52,521	24,604
Per share data:
Income from continuing operations	$98,886	$89,338	$64,751	$35,852	$(23,153)	$24,604
Basic	2.67	2.43	1.81	1.27	(1.14)	246,040
Diluted	2.65	2.41	1.77	1.24	(1.41)	246,040
Net income available to common shareholders	$98,917	$99,418	$65,593	$37,047	$23,271	$24,604
Basic	2.67	2.70	1.83	1.31	1.42	246,040
Diluted	2.65	2.68	1.79	1.28	1.42	246,040
Weighted-average number of shares outstanding
Basic	37,048,491	36,778,276	35,904,127	28,259,173	16,372,283	100
Diluted	37,360,703	37,157,783	36,589,902	28,836,195	16,372,283	100

					Successor	Predecessor
					For the	For the
					Period from	Period from
					September 6, 2003 to	January 1, 2003 to
	Successor For the Years Ended December 31,				December 31,	September 5,
	2007	2006	2005	2004	2003	2003
(Dollars in thousands)

Insurance Operating Ratios based on our GAAP Results:(1)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio(2)(4)	55.8	55.7	58.0	57.1	65.2	66.4
Underwriting expense ratio(3)	32.5	31.8	33.2	30.1	33.8	24.8

Combined ratio(2)(3)(4)	88.3	87.5	91.2	87.2	99.0	91.2

Impact of purchase accounting adjustments:
Net losses and loss adjustment expense ratio	—	—	2.6	1.1	9.0	—
Underwriting expense ratio	—	—	(2.9)	0.2	(8.1)	—

Combined ratio	—	—	(0.3)	1.3	0.9	—

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio(2)(4)	55.8	55.7	60.6	58.2	74.2	66.4
Underwriting expense ratio(3)	32.5	31.8	30.3	30.3	25.7	24.8

Combined ratio(2)(3)(4)	88.3	87.5	90.9	88.5	99.9	91.2

Net/gross premiums written	87.1	85.8	83.4	68.5	38.8	27.2

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,765,103	$1,656,664	$1,419,564	$924,070	$848,309	$667,836
Reinsurance receivables, net of allowance	719,706	982,502	1,278,156	1,531,863	1,762,988	1,842,667
Total assets	2,775,172	2,984,616	3,102,002	2,625,937	2,848,761	2,837,545
Senior notes payable	90,000	90,000	90,000	—	—	—
Senior notes payable to related party	—	—	—	72,848	72,848	—
Junior subordinated debentures	46,393	61,857	61,857	30,929	30,929	—
Unpaid losses and loss adjustment expenses	1,503,237	1,702,010	1,914,224	1,876,510	2,059,760	2,120,594
Total shareholders’ equity	836,276	763,270	639,927	432,553	380,792	296,917

(1)	Our insurance operating ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

(2)	Our 2007 net losses and loss adjustment expense ratio and combined ratio were impacted by $24.7 million of favorable development related to prior year reserves. The reduction was comprised of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for unallocated loss adjustment expenses (“ULAE”) and asbestos and environmental (“A&E”). We also reduced our reinsurance reserve allowance by $4.4 million due to better than anticipated collections from troubled reinsurers and loss emergence that has been lower than anticipated. Our 2006 net losses and loss adjustment expense ratio and combined ratio were impacted by $7.0 million of favorable development related to construction defect losses as well as primary general liability, umbrella and excess, and asbestos and environmental, and by $8.6 million as a reduction of our reinsurance reserve allowance. Our 2005 net losses and loss adjustment expense ratio and combined ratio were impacted by $1.3 million due to lower than anticipated frequency in our animal mortality program. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these items on the net losses and loss adjustment expenses and combined ratios.

(3)	Our underwriting expense ratio for the period January 1, 2003 to September 5, 2003 includes a 4.7 percentage point increase attributable to a $4.2 million expense for stock appreciation rights and retention payments made to certain key executives upon completion of the acquisition and a $1.8 million allowance for doubtful reinsurance receivables.

(4)	Our net losses and loss adjustment expense ratios and combined ratios for 2005 and 2004 include $8.0 million and $1.7 million, respectively, of catastrophic losses related to named storms. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the combined ratios. Our combined ratio for the period September 6, 2003 to December 31, 2003 includes $0.9 million of deferred compensation option expense.

No cash dividends were declared on common stock in any year presented in the table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On January 28, 2008, our shareholders approved an amendment to the Share Incentive Plan that allows for the repricing, without shareholder approval, of stock options and other stock-based awards granted under the Share Incentive Plan.

On February 5, 2008, we entered into an amended and restated employment agreement with Larry A. Frakes, our President and Chief Executive Officer, which amended and restated Mr. Frakes’ original employment agreement that was entered into on May 10, 2007. The amended and restated employment agreement changes and clarifies the terms of options granted under the original employment agreement.

On February 11, 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $50.0 million of our Class A common shares. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors. Approximately 2.4 million shares were repurchased in 2007 under the initial share repurchase program that was authorized in October 2007. As a result, we had approximately 22.3 million Class A common shares outstanding at December 31, 2007 compared to approximately 24.5 million shares outstanding at December 31, 2006. Including Class B common shares, there were approximately 35.0 million common shares outstanding at December 31, 2007 compared to approximately 37.2 million outstanding shares at December 31, 2006.

Overview

Our Insurance Operations distribute property and casualty insurance products through a group of approximately 140 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, general liability, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

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

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 2 of the “Notes to Consolidated Financial Statements”) contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Liability For Unpaid Losses And Loss Adjustment Expenses

Although variability is inherent in estimates, we believe that the liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverages with respect to insured events.

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National , and Diamond State. For further discussion about our product classifications, see “General — Our Insurance Operations” in Item 1 of Part I of this report. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

In the first, second, and fourth quarters of 2007, the reserve analyses performed by our actuaries were reviewed by an independent actuary. Management did not rely on this analysis, but the information was used to corroborate the work performed by our internal actuarial staff. During the third quarter of 2007, we elected not to have our losses reviewed by an independent actuary. We now anticipate that in 2008 and thereafter an independent actuary will review our reserves quarterly.

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

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during the third quarter of 2007 to reflect its best estimate of A&E exposures. One of our insurance companies has been named in a lawsuit seeking coverage from it and other unrelated insurance companies that involves such issues with regard to approximately 5,000 asbestos-related bodily injury claims and others that continue to be filed. Management is continuing to gather information to enable it to both evaluate the numerous factual and legal issues that are presented by this lawsuit and to estimate the timing of any payments that may be required. Until that information is obtained and analyzed, it is difficult to predict the ultimate financial exposure that this matter presents.

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

In establishing our reserves as of December 31, 2007, our actuaries considered the factors noted in the preceding paragraph in arriving at an actuarial point estimate. As of December 31, 2007, the actuarial point estimate is equal to management’s best estimate, which was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,503.2 million and $800.9 million, respectively, as of December 31, 2007. A breakout of our gross and net reserves as of December 31, 2007 is as follows:

	Gross Reserves(1)
	Case	IBNR(2)	Total
(Dollars in thousands)

Insurance Operations:
Penn-America	$176,788	$403,376	$580,164
United National	243,226	533,832	777,057
Diamond State	54,677	84,446	139,123

Total Insurance Operations	474,691	1,021,654	1,496,345
Reinsurance Operations:
Wind River Reinsurance	73	6,819	6,892

Total	$474,764	$1,028,473	$1,503,237

	Net Reserves(1)(3)
	Case	IBNR(2)	Total
(Dollars in thousands)

Insurance Operations:
Penn-America	$158,624	$327,302	$485,925
United National	55,059	159,140	214,199
Diamond State	36,658	59,543	96,201

Total Insurance Operations	250,341	545,984	796,325
Reinsurance Operations:
Wind River Reinsurance	73	4,486	4,559

Total	$250,414	$550,470	$800,884

(1)	Excludes the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement.

(2)	Losses incurred but not reported.

(3)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.

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

The detailed reserve analyses that our actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. We determine our best estimate of ultimate loss by reviewing the various estimates and assigning weight to each estimate given the characteristics of the reserve category being reviewed. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be incurred but not reported (“IBNR”). IBNR calculated as such includes a provision for development on known cases (supplemental development) as well as a provision for claims that have occurred but have not yet been reported (pure IBNR).

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. We believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $328.3 million for claims occurring during the year ended December 31, 2007:

		Severity Change
		−10%	−5%	0%	5%	10%
(Dollars in thousands)

Frequency Change	(5)%	$(47,610)	$(32,014)	$(16,417)	$(821)	$14,776
	(3)%	(41,700)	(25,775)	(9,850)	6,074	21,999
	(2)%	(38,745)	(22,656)	(6,567)	9,522	25,611
	(1)%	(35,790)	(19,537)	(3,283)	12,970	29,223
	0%	(32,835)	(16,417)	—	16,417	32,835
	1%	(29,879)	(13,298)	3,283	19,865	36,446
	2%	(26,924)	(10,179)	6,567	23,313	40,058
	3%	(23,969)	(7,059)	9,850	26,760	43,670
	5%	(18,059)	(821)	16,417	33,655	50,894

Our net reserves for losses and loss expenses of $800.9 million as of December 31, 2007 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. For a listing of the ten reinsurers for which we have the largest reinsurance asset amounts as of December 31, 2007, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

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

For equity securities, management carefully reviews securities with unrealized losses that have either (1) persisted for more than 12 consecutive months or (2) the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine if impairment is required.

For an analysis of our securities with gross unrealized losses as of December 31, 2007 and 2006, and for other than temporary losses that we recorded for the years ended December 31, 2007, 2006, and 2005, please see Note 4 to the consolidated financials statements in Item 8 of Part II of this report.

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

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. We anticipate that amortization expense for the next five years will be as follows:

(Dollars in thousands)

2008	$1,005
2009	1,005
2010	985
2011	938
2012	938

These amounts are subject to change, however, based upon the reviews of recoverability and useful lives that are performed at least annually.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We concluded our annual impairment review of goodwill and other indefinite lived assets during the first quarter of 2008 and have concluded that goodwill and other indefinite lived assets were not impaired as of December 31, 2007. No events have occurred since then that would indicate that goodwill and other indefinite lived assets were impaired as of December 31, 2007. Impairment is recognized if the fair value of the company is less than its carrying amount.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2007. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we apply a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 6 to the consolidated financial statements in Item 8 of Part II of this report for a discussion of FIN 48.

Our Business Segments

We manage our business through two business segments: Insurance Operations, which includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies, and Reinsurance Operations, which are the operations of Wind River Reinsurance.

Our Reinsurance Operations segment resulted from the amalgamation of the Non-U.S. Insurance Operations into a single Bermuda based entity, Wind River Reinsurance, in September 2006. Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007.

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

See “Business Segments” in Item 1 of Part I of this report for a description of our segments.

The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Years Ended December 31,
	2007	2006		2005
(Dollars in thousands)

Insurance Operations premiums written:
Gross premiums written	$536,835	$652,965		$622,878
Ceded premiums written	58,561	92,430		103,145

Net premiums written	$478,274	$560,535		$519,733

Reinsurance Operations premiums written:
Gross premiums written	$26,277	$—		$—
Ceded premiums written	14,016	—		—

Net premiums written	$12,261	$—		$—

Revenues:(1)
Insurance Operations	$530,516	$546,469		$475,430
Reinsurance Operations	5,807	—		—
Corporate(2)	78,309	65,968		47,672

Total revenues	$614,632	$612,437		$523,102

Expenses:(1)
Insurance Operations	$466,235	$479,701	(3)	$433,332 (4)
Reinsurance Operations	7,730	—		—
Corporate(5)	22,887	27,086		24,245

Subtotal	496,852	506,787		457,577
Intercompany eliminations	(367)	(838)		(1,088)

Net expenses	$496,485	$505,949		$456,489

Income (loss) before income taxes:(1)
Insurance Operations	$64,281	$66,768		$42,098
Reinsurance Operations	(1,923)	—		—
Corporate	55,422	38,882		23,427

Subtotal	117,780	105,650		65,525
Intercompany eliminations	367	838		1,088

Total income before income taxes	$118,147	$106,488		$66,613

Insurance combined ratio analysis:(6)
Before purchase accounting adjustments:
Net losses and loss adjustment expense ratio	55.8	55.7		60.6
Other underwriting expense ratio	32.5	31.8		30.3

Combined ratio	88.3	87.5		90.9

Impact of purchase accounting adjustments:
Net losses and loss adjustment expense ratio	—	—		2.6
Other underwriting expense ratio	—	—		(2.9)

Combined ratio	—	—		(0.3)

As reported, after purchase accounting adjustments:
Net losses and loss adjustment expense ratio	55.8	55.7		63.2
Other underwriting expense ratio	32.5	31.8		27.4

Combined ratio	88.3	87.5		90.6

(1)	Excludes the results of our Agency Operations, which have been classified as discontinued operations for 2007, 2006, and 2005.

(2)	Comprised of net investment income and net realized investment gains (losses).

(3)	Includes $2,223 from the predecessor of Wind River Reinsurance and excise tax of $2,932 related to offshore cessions.

(4)	Includes $3,741 from the predecessor of Wind River Reinsurance and excise tax of $2,741 related to offshore cessions.

(5)	Comprised of interest expense, excise tax, outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to insurance or reinsurance operations.

(6)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

Results of Operations

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $563.1 million for 2007, compared with $653.0 million for 2006, a decrease of $89.9 million or 13.8%.

A breakdown of gross premiums written by product classification is as follows:

			Increase /
	2007	2006	(Decrease)
(Dollars in thousands)

Insurance Operations:
Penn-America	$286,439	$390,260	$(103,821)
United National	132,311	154,114	(21,803)
Diamond State	118,085	108,591	9,494

Total Insurance Operations	536,835	652,965	(116,130)

Reinsurance Operations:
Wind River Reinsurance	26,277	—	26,277

Total	$563,112	$652,965	$(89,853)

•	Insurance Operations:

•	Penn-America gross premiums written decreased $103.8 million, or 26.6%, due to increased competition from both surplus lines and standard carriers and the cancellation of business that did not meet our profitability standards. Premium rates on renewal business on average were down 0.1% during 2007.

•	United National gross premiums written decreased $21.8 million, or 14.1%, primarily due to a decrease in a 100% reinsured property program, combined with a reduction in umbrella and non-owned auto business. Premium rates on renewal business on average were down 5.0% during 2007.

•	Diamond State gross premiums written increased $9.5 million, or 8.7%, primarily due to growth in our property and allied health brokerage products. Premium rates on renewal business on average were down 4.3% during 2007.

•	Reinsurance Operations:

•	Wind River Reinsurance gross premiums written increased $26.3 million. Wind River commenced writing third party reinsurance business during 2007 concentrating on excess and surplus lines as well as specialty business which it believes provide attractive risk/reward opportunities.

Net premiums written, which equal gross premiums written less ceded premiums written, were $490.5 million for 2007, compared with $560.5 million for 2006, a decrease of $70.0 million or 12.5%. The ratio of net premiums written to gross premiums written was 87.1% for 2007 and 85.8% for 2006.

A breakdown of net premiums written by product classification is as follows:

			Increase /
	2007	2006	(Decrease)
(Dollars in thousands)

Insurance Operations:
Penn-America	$266,874	$355,428	$(88,554)
United National	110,649	114,718	(4,069)
Diamond State	100,751	90,389	10,362
Total Insurance Operations	478,274	560,535	(82,261)

Reinsurance Operations:
Wind River Reinsurance	12,261	—	12,261

Total	$490,535	$560,535	$(70,000)

•	Insurance Operations:

•	Penn-America net premiums written decreased $88.6 million, or 24.9%, primarily due to increased competition from both surplus lines and standard carriers and the cancellation of business that did not meet our profitability standards.

•	United National net premiums written decreased $4.1 million, or 3.5%, primarily due to reductions in non-owned auto business.

•	Diamond State net premiums written increased $10.4 million, 11.5%, primarily due to growth in our property and allied health brokerage products.

•	Reinsurance Operations:

•	Wind River Reinsurance net premiums written increased $12.3 million. Wind River commenced writing third party reinsurance business during 2007 concentrating on excess and surplus lines as well as specialty business which it believes provide attractive risk/reward opportunities.

Net premiums earned were $536.3 million for 2007, compared with $546.5 million for 2006, a decrease of $10.2 million or 1.9%. Net premiums earned decreased for the reasons noted above in net premiums written.

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $77.3 million for 2007, compared with $66.5 million for 2006, an increase of $10.8 million or 16.2%.

•	Gross investment income, excluding realized gains and losses, was $83.4 million for 2007, compared with $72.4 million for 2006, an increase of $11.0 million or 15.1%. The increase was primarily due to growth in the average market value of our invested assets, interest earned on our cash, and an increase in the investment yields on both our bond and short term investment portfolios, offset by a decrease in limited partnership distributions. Cash and invested assets grew to $1,765.1 million as of December 31, 2007, from $1,656.7 million as of December 31, 2006, an increase of $108.4 million or 6.5%. Our limited partnership investments generated gross investment income of $0.4 million and $3.9 million for 2007 and 2006, respectively. Excluding limited partnership distributions, gross investment income for 2007 increased 21.0% compared to 2006.

During the fourth quarter of 2007, cash was used to retire $15.5 million of junior subordinated debentures and to repurchase $48.4 million of our Class A common shares.

•	Investment expenses were $6.1 million for 2007, compared with $5.9 million for 2006, an increase of $0.2 million or 2.5%.

The average duration of our bonds was 3.9 years as of December 31, 2007 and 2006. Including cash and short-term investments, the average duration of our investments as of December 31, 2007 and 2006 was 3.3 and 3.4 years, respectively. At December 31, 2007, our embedded book yield on our bonds, not including cash, was 5.02% compared with 4.97% at December 31, 2006.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) were $1.0 million for 2007, compared with $(0.6) million for 2006. The net realized investment gains for 2007 consist primarily of net gains of $1.7 million relative to our bond portfolios, net of other than temporary impairments of $0.7 million, net gains of $2.1 million relative to our equity portfolio, net losses of $2.6 million relative to our convertible portfolios, and net losses of $0.2 million relative to our limited partnership portfolios. As a result of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” on January 1, 2007, changes in the market value of our convertible bond and convertible preferred stock portfolios are recognized as realized gains and losses in the current period. The net realized investment losses for 2006 consist primarily of net losses of $2.5 million relative to bond portfolios, including other than temporary impairments of $0.7 million, primarily caused as a result of our investment income optimization strategy, net gains of $0.6 million relative to our options portfolio, net gains of $1.6 million relative to our convertible portfolios, and net losses of $0.3 million relative to our equity portfolios.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses were $299.2 million for 2007, compared with $304.3 million for 2006, a decrease of $5.1 million or 1.7%. Excluding the impact of a $4.4 million reduction in our reinsurance reserve allowance and a $24.7 million release of prior year loss reserves in 2007, which are discussed in Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of the report, and a $8.6 million reduction in our reinsurance reserve allowance and a $7.0 million release of prior year loss reserves in 2006, net losses and loss adjustment expenses would have been $328.3 million and $319.9 million for 2007 and 2006, respectively. The increase in incurred losses and loss adjustment expenses from $319.9 million for 2006 to $328.3 million for 2007 is primarily attributable to an increase in the severity of non-catastrophe property losses, and casualty loss cost inflation.

The loss ratio for 2007 was 55.8% compared with 55.7% for 2006. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The reductions in our reinsurance reserve allowance and releases of prior year loss reserves in 2007 and 2006 decreased the loss ratios for 2007 and 2006 5.4 points and 2.8 points, respectively. Excluding the impact of the reductions in our reinsurance reserve allowance and the releases of prior year loss reserves, the loss ratio increased from 58.5% for 2006 to 61.2% for 2007 primarily due to the reasons for the increase in incurred losses and loss adjustment expenses stated above and casualty loss cost inflation in excess of rate increases.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $174.2 million for 2007, compared with $173.7 million for 2006, an increase of $0.5 million or 0.3%. This change is primarily due to a $3.6 million increase in acquisition costs and other underwriting costs of our Reinsurance Operations and a $3.1 million decrease in acquisition costs and other underwriting costs of our Insurance Operations.

•	Our Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007; therefore there were no other underwriting expenses for our Reinsurance Operations segment for the prior year. We incurred $1.6 million of acquisition costs and $2.0 million of other underwriting expenses to support the $26.3 million of gross premiums written.

•	The decrease in our Insurance Operations segment is due to a $1.4 million decrease in acquisition costs, which is primarily due to a decrease in commissions, and a $1.7 million decrease in other underwriting expenses, which is primarily due to other underwriting expenses in the prior year of our Bermuda subsidiary relating to direct business, offset by an increase in other underwriting expenses from the prior year of our

Insurance Operations due to legal expenses, stock options, and consulting expenses. Other underwriting expenses for 2006 included $0.3 million of severance costs resulting from our restructuring in 2006.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for company personnel whose services relate to the support of corporate activities, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $11.7 million for 2007, compared with $16.5 million for 2006, a decrease of $4.8 million or 29.2%. This decrease is primarily due to reductions in stock option expenses, recruiting and relocation expenses, compensation expenses, and other miscellaneous corporate expenses.

Expense and Combined Ratios

Our expense ratio, which is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned, was 32.5% for 2007, compared with 31.8% for 2006. The increase in the expense ratio is primarily a result of the decrease in net premiums earned. Acquisition costs and other underwriting expenses increased $0.5 million from the prior year, but net premiums earned decreased $10.2 million, causing acquisition costs and other underwriting expenses to increase as a percentage of net premiums earned.

Our combined ratio was 88.3% for 2007, compared with 87.5% for 2006. The combined ratio is the sum of our loss and expense ratios. The reductions in our reinsurance reserve allowance and releases of prior year loss reserves in 2007 and 2006 decreased the combined ratio for 2007 and 2006 5.4 points and 2.8 points, respectively. Excluding the impact of the reductions in our reinsurance reserve allowance and the releases of prior year loss reserves, the combined ratio increased from 90.3% for 2006 to 93.7% for 2007. See discussion of loss ratio in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Interest Expense

Interest expense was $11.4 million for each of 2007 and 2006. See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our debt.

Income Tax Expense

Income tax expense relating to continuing operations was $18.7 million for 2007, compared with $18.2 million for 2006, an increase of $0.5 million or 2.8%. See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax expense between periods.

Our alternative minimum tax (“AMT”) credit carryforward as of December 31, 2007 and 2006 was $0.0 million and $2.8 million, respectively. During 2007, our U.S. taxable income exceeded our AMT taxable income, and, as a result, we were able to utilize the remainder of our AMT carryforward.

Equity in Net Income (Loss) of Partnerships

Equity in net income (loss) of partnerships was $(0.6) million for 2007, compared with $1.0 million for 2006, a decrease of $1.6 million. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.

Discontinued Operations

Discontinued operations consists of the net results of operations of our Agency Operations, including the gain on the sale of substantially all of the assets of our Agency Operations. The assets of our Agency Operations were sold on September 30, 2006, and as a result, Agency Operations only had run-off activity in 2007. Income from discontinued operations, net of tax was $0.03 million for 2007, compared with $10.1 million for 2006, a decrease of $10.1 million.

Net Income

The factors described above resulted in net income of $98.9 million for 2007, compared with net income of $99.4 million for 2006, a decrease of $0.5 million or 0.5%.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $653.0 million for 2006, compared with $622.9 million for 2005, an increase of $30.1 million or 4.8%.

A breakdown of gross premiums written by product classification for our Insurance Operations is shown below. There are no gross premiums written for our Reinsurance Operations for the years ended December 31, 2006 and 2005 since Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007.

			Increase /
(Dollars in thousands)	2006	2005(1)	(Decrease)

Insurance Operations:
Penn-America	$390,260	$374,402	$15,858
United National(2)	154,114	146,868	7,246
Diamond State	108,591	101,608	6,983

Total Insurance Operations	$652,965	$622,878	$30,087

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

(2)	This product classification includes gross written premiums of the Non-U.S. Insurance Operations of $0.05 million and $2.5 million for 2006 and 2005, respectively.

•	Penn-America gross premiums written increased $15.9 million primarily as a result of the inclusion of premium written by the Penn-America Insurance Companies for a full year in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from January 24, 2005, the date of their merger with us.

•	United National gross premiums written increased $7.2 million primarily due to increases in habitational, liquor liability, and primary general liability business offset by a reduction in umbrella premium.

•	Diamond State gross premiums written increased $7.0 million primarily due to growth in our property and allied health brokerage lines offset by decreases in our public officials writings.

Net premiums written, which equal gross premiums written less ceded premiums written, were $560.5 million for 2006, compared with $519.7 million for 2005, an increase of $40.8 million or 7.9%. The ratio of net premiums written to gross premiums written was 85.8% for 2006 and 83.4% for 2005.

A breakdown of net premiums written by product classification for our Insurance Operations is shown below. There are no net premiums written for our Reinsurance Operations for the years ended December 31, 2006 and 2005 since Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007.

			Increase /
(Dollars in thousands)	2006	2005(1)	(Decrease)

Insurance Operations:
Penn-America	$355,428	$336,201	$19,227
United National(2)	114,718	97,331	17,387
Diamond State	90,389	86,201	4,188

Total Insurance Operations	$560,535	$519,733	$40,802

(1)	Does not include results of the Penn-America Group prior to January 24, 2005.

(2)	This product classification includes net premiums written of the Non-U.S. Insurance Operations of $0.04 million and $2.2 million for 2006 and 2005, respectively.

•	Penn-America net premiums written increased $19.2 million primarily due to the inclusion of premium written by the Penn-America Insurance Companies for a full year in 2006 whereas our 2005 results only included premium written by the Penn-America Insurance Companies from January 24, 2005, the date of their merger with us, combined with an increase in property premium and increased retentions relating to Penn-America’s casualty reinsurance treaties.

•	United National net premiums written increased $17.4 million primarily due to increases in our habitational, liquor liability, and primary general liability program business, offset by a reduction in umbrella premium.

•	Diamond State net premiums written increased $4.2 million primarily due to growth in our property and allied health brokerage lines offset by decreases in our public officials writings.

Net premiums earned were $546.5 million for 2006, compared with $475.4 million for 2005, an increase of $71.1 million or 14.9%. Net premiums earned increased for the reasons noted above in net premiums written.

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $66.5 million for 2006, compared with $47.1 million for 2005, an increase of $19.4 million or 41.2%.

•	Gross investment income, excluding realized gains and losses, was $72.4 million for 2006, compared with $53.0 million for 2005, an increase of $19.4 million or 36.7%. The increase was primarily due to increasing investment yields, an increase in cash and invested assets, the shift of $194.0 million of tax-free investments to taxable investments, and the inclusion of the Penn-America Insurance Companies and Penn Independent for a full year in 2006. Cash and invested assets grew to $1,656.7 million as of December 31, 2006, from $1,419.6 million as of December 31, 2005, an increase of $237.1 million or 16.7%. Our limited partnership investments generated gross investment income of $3.9 million and $5.1 million for 2006 and 2005. Excluding limited partnership distributions, gross investment income for 2006 increased 43.2% compared to 2005.

•	Investment expenses were $5.9 million for each of 2006 and 2005.

The average duration of our bonds decreased to 3.9 years as of December 31, 2006 from 4.1 years as of December 31, 2005. Including cash and short-term investments, the average duration of our investments as of December 31, 2006 and 2005 was 3.4 years. At December 31, 2006, our embedded book yield on our bonds, not including cash, was 4.97% compared with 4.36% at December 31, 2005.

Net Realized Investment Gains (Losses)

Net realized investment losses were $0.6 million for 2006, compared with net realized investment gains of $0.6 million for 2005. The net realized investment losses for 2006 consist primarily of net losses of $2.5 million relative to bond portfolios, including other than temporary impairments of $0.7 million, primarily caused as a result of our investment income optimization strategy, net gains of $0.6 million relative to our options portfolio, net gains of $1.6 million relative to our convertible portfolios, and net losses of $0.3 million relative to our equity portfolios. The net realized investment gains for 2005 consist primarily of net gains of $3.1 million from our equity portfolio offset by net losses of $0.4 million relative to the market value of our options and net losses of $2.1 million from our fixed income investments, including other than temporary impairment losses of $0.8 million.

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

The loss ratio for 2006 was 55.7% compared with 60.6% for 2005. The loss ratio is calculated by dividing net losses and loss adjustment expenses by net premiums earned. Purchase accounting adjustments in 2005 increased the loss ratio for 2005 2.6 points. There were no purchase accounting adjustments that impacted the loss ratio for 2006. The release of prior year loss reserves in 2006 and 2005 decreased the loss ratios for 2006 and 2005 2.8 points and 0.3 points, respectively. The release of prior year reserves in 2005 does not include $5.8 million of negative development for the Penn-America Group that was related to prior years. We did not own the Penn-America Group prior to 2005. All prior year development related to the Penn-America Group’s 2005 results is included in current year loss and loss adjustment expenses. Catastrophe losses for Hurricanes Katrina, Rita, and Wilma in 2005 increased the loss ratio for 2005 1.9 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophe losses for Hurricanes Katrina, Rita, and Wilma in 2005, the loss ratio increased from 56.4% for 2005 to 58.5% for 2006 primarily due to an increase in our Diamond State loss ratios and Penn-America casualty loss ratio.

For a description of our catastrophe reinsurance agreements and our coverage under those agreements, see the “Reinsurance of Underwriting Risk” section in Item 1 of Part I of this report.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $173.7 million for 2006, compared with $144.1 million for 2005, an increase of $29.6 million or 20.5%. Purchase accounting resulting from the merger with Penn-America Group, Inc. which required deferred acquisition costs to be written off at the merger date, caused the acquisition costs for 2005 to be $21.5 million lower than what they would have been. Excluding the purchase accounting adjustment, acquisition costs increased $8.7 million. The increase in acquisition costs is primarily the result of increased earned premium. 2006 results include Penn-America for a full year. For 2005, the results of Penn-America are only included from the date of its acquisition, January 24, 2005. Other underwriting expenses decreased $0.7 million.

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

Our combined ratio was 87.5% for 2006, compared with 90.9% for 2005. Purchase accounting adjustments in 2005 decreased the combined ratio for 2005 0.3 points. There were no purchase accounting adjustments that impacted the combined ratio for 2006. The release of prior year loss reserves in 2006 and 2005 decreased the combined ratio for 2006 and 2005 2.8 points and 0.3 points respectively. Catastrophe losses for Hurricanes Katrina, Rita, and Wilma in 2005 increased the combined ratio for 2005 2.0 points. Excluding the impact of purchase accounting adjustments, the release of prior year loss reserves, and catastrophes losses for Hurricanes Katrina, Rita, and Wilma in 2005, the combined ratio increased from 89.6% for 2005 to 90.3% for 2006 primarily due to an increase in our Penn-America casualty loss ratio offset by reductions in commission and other underwriting expenses as a percentage of earned premium.

Interest Expense

Interest expense was $11.4 million for 2006, compared with $9.4 million for 2005, an increase of $2.0 million or 20.8%. This increase is primarily due to increases in interest rates on the junior subordinated debt and interest expense on the $90.0 million private placement debt, which was borrowed on July 20, 2005, offset by a decrease in interest expense related to the retirement of $72.8 million of the Ball family trust senior notes, which were retired on that same date. The interest rate charged on our junior subordinated debt is tied to the three month LIBOR rate at the beginning of each fiscal quarter. The three month LIBOR rate increased from 2.57% at January 1, 2005 to 4.54% at December 31, 2005 and from 4.54% at January 1, 2006 to 5.36% at December 31, 2006. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information regarding these notes.

Income Tax Expense

Income tax expense relating to continuing operations was $18.2 million for 2006, compared with $3.0 million for 2005. See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax expense between periods. The increase in tax expense is due to the release of prior year loss reserves, a reduction in our reinsurance reserve allowance, ceding commission changes on treaties between our Insurance Operations and Wind River Reinsurance, and the shift of $194.0 million of tax free investments to taxable investments. Our pretax income was $106.5 million and $66.6 million for 2006 and 2005, respectively.

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

Discontinued Operations

Discontinued operations consists of the net results of operations of our Agency Operations segment, including the gain on the sale of substantially all of the assets of our Agency Operations. Income from discontinued operations, net of tax was $10.1 million for 2006, compared with a loss of $0.6 million for 2005, an increase of $10.7 million. The increase is primarily due to the gain on the sale of assets of $9.4 million.

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

Liquidity and Capital Resources

Sources and Uses of Funds

United America Indemnity is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including United National Insurance Company, Diamond State Insurance Company, United National Specialty Insurance Company, United National Casualty Insurance Company, Wind River Reinsurance, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company.

United America Indemnity Group, Inc. (“United America Indemnity Group”) owes $90.0 million to unrelated third parties in guaranteed senior notes. See Note 8 of the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, United America Indemnity Group would be precluded from paying dividends to U.A.I. (Luxembourg) Investment S.à r.l., its parent company.

AIS owes $30.9 million to affiliated parties in junior subordinated debentures. Interest is payable quarterly. See Note 8 of the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, AIS would be precluded from paying dividends to United America Indemnity Group, its parent company.

Penn-America Group, Inc. (“PAGI”) owes $15.5 million to an affiliated party in junior subordinated debentures. Interest is payable quarterly. See Note 8 of the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, PAGI would be precluded from paying dividends to United America Indemnity Group, United National Insurance Company, and PIC Holdings, Inc., its parent companies.

The principal source of cash of United America Indemnity, United America Indemnity Group, AIS, and PAGI to meet short term and long term liquidity needs, including corporate expenses, dividends, other permitted disbursements from their direct and indirect subsidiaries, and reimbursement to United America Indemnity from its subsidiaries for equity awards granted to employees. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, commissions, investment income, and proceeds from sales and redemptions of investments. Funds are used principally to pay claims and operating expenses, to make debt payments, to purchase investments, and to make dividend payments. The future liquidity of United America Indemnity, United America Indemnity Group, AIS, and PAGI is dependent on the ability of their subsidiaries to pay dividends. United America Indemnity, United America Indemnity Group, AIS, and PAGI currently have no planned capital expenditures that could have a material impact on its long-term liquidity needs.

The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The

United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. In 2007, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $23.3 million and $14.8 million, respectively. For 2008, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $46.9 million. For 2008, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $23.5 million, including $7.7 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2007 ownership percentages.

For 2008, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2007 statutory financial statements that will be filed in 2008, Wind River Reinsurance could pay a dividend of up to $220.4 million without requesting BMA approval.

Surplus Levels

Each company in our Insurance Operations is required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC adopted risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on the inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, the policyholders’ surplus of each company in our Insurance Operations is in excess of the prescribed minimum company action level risk-based capital requirements.

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

Net cash was provided by operating activities in 2007, 2006, and 2005 of $148.0 million, $180.8 million and $164.5 million, respectively. In 2007, we realized a net decrease in operating cash flows of approximately $33.8 million primarily as a result of the following:

•	a decrease in net premiums collected of $38.3 million, an increase in net losses paid of $14.3 million, offset by a decrease in acquisition costs and other underwriting expenses paid of $8.0 million;

•	an increase in net investment income collected of $11.3 million;

•	an increase in net federal income taxes paid of $5.9 million; and

•	a decrease in agency commissions and fee revenues of $22.0 million offset by a decrease in agency commissions and operating expenses paid of $27.9 million.

In 2006, we were able to realize a net increase in operating cash flows of approximately $16.8 million primarily as a result of the following:

•	an increase in net premiums collected of $29.6 million, offset by an increase in net losses paid of $32.9 million and a decrease in acquisition costs and other underwriting expenses paid of $4.7 million;

•	an increase in net investment income collected of $19.4 million; and

•	an increase in interest paid of $3.7 million.

In 2005, we merged with Penn-America Group, Inc. and purchased Penn Independent Corporation.

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning our investing and financing activities.

Liquidity

Each company in our Insurance Operations and our Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At December 31, 2007, United America Indemnity had cash and cash equivalents of $244.3 million.

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

Our Non-U.S. Insurance Operations commenced offering reinsurance to the United National Insurance Companies in January 2004 through quota share arrangements. These reinsurance arrangements resulted in 60% of the United National Insurance Companies’ net retained insurance liability on new or renewal business being ceded to Wind River Reinsurance or its predecessors through December 31, 2006.

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

Effective January 1, 2007, each of the quota share agreements was terminated and consolidated into a single quota share reinsurance agreement. Under this new agreement, our Insurance Operations have agreed to cede 50% of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007 to Wind River Reinsurance. Wind River Reinsurance is an unauthorized reinsurer. As a result, any losses and unearned premium that are ceded to Wind River Reinsurance by the Insurance Operations must be collateralized. To satisfy this requirement, Wind River Reinsurance has set up custodial trust accounts on behalf of the Insurance Operations.

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

In 2007, we expect that, in the aggregate, our Insurance Operations and our Reinsurance Operations will have positive cash flow and will have sufficient liquidity to pay claims. We monitor our portfolios to assure liability and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with our investment policy. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, our credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations.

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

On January 18, 2006, U.A.I. (Luxembourg) Investment S.à r.l. (“UAI Luxembourg Investment”) loaned $6.0 million to United America Indemnity, Ltd. The loan has been used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. United America Indemnity, Ltd. is dependent on its subsidiaries to pay it dividends and its operating expenses.

On November 12, 2007, Wind River Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. that bears interest at 5.25%. The proceeds of the line were used to fund the purchases of our Class A common shares. See Item 5 in Part II of this report for details concerning these purchases. As of December 31, 2007, there was $50.0 million outstanding on the line of credit.

On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. The increase will be used to fund the repurchase of up to an additional $50.0 million of our Class A common shares. See Item 5 in Part II of this report for details concerning these purchases.

United America Indemnity Group has no income producing operations. The ability of United America Indemnity Group to generate cash to repay the notes is dependent on dividends that it receives from its subsidiaries.

On December 4, 2007, we redeemed all of the $15.0 million issued and outstanding notes of Penn-America Statutory Trust I (“Penn Trust I”), and the fixed rate interest rate swap on these notes that locked the interest at an annual rate of 7.4% expired. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which were the sole assets of Penn Trust I, were also redeemed.

Our business trust subsidiaries have issued floating rate capital and floating rate common securities. A summary of the terms related to these securities is as follows:

Issuer	Amount	Maturity	Interest Rate	Call Provisions

AIS through its wholly owned subsidiary United National Group Capital Trust I (“UNG Trust I”)	$10.0 million issued September 30, 2003	September 30, 2033	Payable quarterly at the three month London Interbank Offered Rate (“LIBOR) plus 4.05%	At par after September 30, 2008
AIS through its wholly owned subsidiary United National Group Capital Statutory Trust II (“UNG Trust II”)	$20.0 million issued October 29, 2003	October 29, 2033	Payable quarterly at the three month LIBOR plus 3.85%	At par after October 29, 2008
PAGI through its wholly owned subsidiary Penn-America Statutory Trust II (“Penn Trust II”)	$15.0 million issued May 15, 2003	May 15, 2033	Payable quarterly at the three month LIBOR plus 4.1%	At par after May 15, 2008

The proceeds from the above offerings were used to purchase junior subordinated interest notes and were used to support the business growth in the insurance subsidiaries and general business needs.

Distributions on the above securities can be deferred up to five years, but in the event of such deferral, we may not declare or pay cash dividends on the common stock of the applicable subsidiary.

Our wholly owned business trust subsidiaries, UNG Trust I, UNG Trust II, and Penn Trust II, are not consolidated pursuant to FIN 46R. Our business trust subsidiaries have issued $45.0 million in floating rate capital securities and $1.4 million of floating rate common securities. The sole assets of the business trust subsidiaries are $46.4 million of our junior subordinated debentures, which have the same terms with respect to maturity, payments and distributions as the floating rate capital securities and the floating rate common securities.

We are party to a management agreement with Fox Paine & Company, whereby in connection with certain management services provided to us by Fox Paine & Company, we agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. The last annual management fee of $1.5 million was paid to Fox Paine & Company on November 1, 2007. The next annual management fee payment of $1.5 million is payable on November 1, 2008.

United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no outstanding borrowings against this line of credit as of December 31, 2007.

Contractual Obligations

We have commitments in the form of operating leases, a revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2007, contractual obligations related to United America Indemnity’s commitments, including any principal payments, were as follows:

		Payment Due by Period
		1 Year	2 to 3 Years	4 to 5 Years	6 Years
	Total	1/1/08-12/31/08	1/1/09-12/31/10	1/1/11-12/31/12	and Later
(Dollars in thousands)

Operating leases(1)	$16,527	$3,154	$5,460	$5,236	$2,677
Commitments to fund limited partnerships	4,111	4,111	—	—	—
Senior notes(2)	123,588	5,598	11,196	46,076	60,718
Junior subordinated debentures(3)	199,279	5,372	10,744	10,744	172,419
Term Loans	1,210	285	569	356	—
Unpaid losses and loss adjustment expenses obligations(4)	1,503,237	359,533	474,822	263,352	405,530

Total	$1,847,952	$378,053	$502,791	$325,764	$641,344

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(2)	On July 20, 2005, United America Indemnity Group sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to prepay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd. Proceeds from the notes were used to prepay $72.8 million in principal together with related interest due as of July 20, 2005 under senior notes issued by Wind River to the Ball family trusts in September 2003. The terms of the prepayment agreement required the Ball family trusts to reimburse Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these reimbursements of $1.3 million was recorded as a gain on the early extinguishment of debt.

(3)	See discussion in “Capital Resources.”

(4)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from our reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

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

As of December 31, 2007, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
(Dollars in thousands)		Market Value
Basis Point Change	Market Value	$	%

(200)	$1,457,016	$86,450	6.3%
(100)	1,415,667	45,101	3.3%
No change	1,370,566	—	0.0%
100	1,320,380	(50,186)	(3.7)%
200	1,267,345	(103,221)	(7.5)%

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income investments. Our investment policy requires that we invest in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security. As of December 31, 2007, we had approximately $5.8 million worth of investment exposure to subprime investments. Of that amount, approximately $3.7 million of those investments have been rated AAA by S&P. The remaining subprime exposure is rated AA or A. There were no write-downs on these investments during 2007.

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

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of December 31, 2007, $527.0 million of collateral was held in trust to support the reinsurance receivables.

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

We compare the results of our equity portfolio to the Russell 1000 Value Index, which is our benchmark index. To protect against equity price risk, the sector exposures within our equity portfolio closely correlate to the sector exposures within the Russell 1000 Value Index. In 2007, our common stock portfolio had a return of 4.31%, not including investment advisor fees, compared to the Russell 1000 Value Index which had a return of (0.17)%.

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

We attempt to mitigate our unsystematic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. We continue to have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2007, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10%, and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

		Hypothetical
	Estimated Fair Value	Percentage Increase
(Dollars in thousands)	after Hypothetical	(Decrease) in
Hypothetical Price Change	Change in Prices	Shareholders’ Equity

(20)%	$68,542	(1.3)%
(10)%	77,109	(0.7)%
No change	85,677	—
10%	94,245	0.7%
20%	102,812	1.3%

Item 8.	Financial Statements and Supplementary Data

UNITED AMERICA INDEMNITY, LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of United America Indemnity, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United America Indemnity, Ltd. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Controls over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 11, 2008

UNITED AMERICA INDEMNITY, LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
(In thousands, except share amounts)

ASSETS
Bonds:
Available for sale, at fair value (amortized cost: $1,356,439 and $1,253,016)	$1,370,566	$1,246,684
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $11,802 and $3,991)	11,883	4,369
Common stocks:
Available for sale, at fair value (cost: $61,032 and $57,351)	73,794	71,003
Other invested assets
Available for sale, at fair value (cost: $24,563 and $24,712)	64,539	60,863

Total investments	1,520,782	1,382,919
Cash and cash equivalents	244,321	273,745
Agents’ balances, net	64,719	86,409
Reinsurance receivables	719,706	982,502
Accrued investment income	12,820	13,150
Deferred federal income taxes	8,219	12,661
Deferred acquisition costs	52,505	60,086
Goodwill	84,246	84,246
Intangible assets	22,520	23,528
Prepaid reinsurance premiums	29,218	38,335
Other assets	16,116	27,035

Total assets	$2,775,172	$2,984,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,503,237	$1,702,010
Unearned premiums	228,363	283,265
Federal income taxes payable	3,455	379
Ceded balances payable	15,758	16,235
Contingent commissions	9,600	8,629
Notes and debentures payable	137,602	156,239
Other liabilities	40,881	54,589

Total liabilities	1,938,896	2,221,346

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 24,770,507 and 24,507,919, respectively; Class A common shares outstanding: 22,316,420 and 24,507,919, respectively; Class B common shares issued and outstanding: 12,687,500	4	4
Additional paid-in capital	519,980	515,357
Accumulated other comprehensive income, net of taxes	40,172	22,580
Retained earnings	324,542	225,329
Class A common shares in treasury, at cost: 2,454,087 and 0 shares, respectively	(48,422)	—

Total shareholders’ equity	836,276	763,270

Total liabilities and shareholders’ equity	$2,775,172	$2,984,616

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
(In thousands, except shares and per share data)

Revenues:
Gross premiums written	$563,112	$652,965	$622,878

Net premiums written	$490,535	$560,535	$519,733

Net premiums earned	$536,323	$546,469	$475,430
Net investment income	77,341	66,538	47,118
Net realized investment gains (losses)	968	(570)	554

Total revenues	614,632	612,437	523,102
Losses and Expenses:
Net losses and loss adjustment expenses	299,241	304,355	288,124
Acquisition costs and other underwriting expenses	174,181	173,686	144,070
Provision for doubtful reinsurance receivables	—	—	50
Corporate and other operating expenses	11,691	16,515	14,810
Interest expense	11,372	11,393	9,435

Income before income taxes	118,147	106,488	66,613
Income tax expense	18,680	18,176	2,973

Income before minority interest and equity in net income (loss) of partnerships	99,467	88,312	63,640
Minority interest, net of taxes	—	—	19
Equity in net income (loss) of partnerships	(581)	1,026	1,092

Income before discontinued operations	98,886	89,338	64,751
Discontinued operations, net of taxes	31	10,080	(584)

Income before extraordinary gain	98,917	99,418	64,167
Extraordinary gain	—	—	1,426

Net income	$98,917	$99,418	$65,593

Per share data:
Income from continuing operations:
Basic	$2.67	$2.43	$1.81

Diluted	$2.65	$2.41	$1.77

Discontinued operations:
Basic	$—	$0.27	$(0.02)

Diluted	$—	$0.27	$(0.02)

Extraordinary gain
Basic	$—	$—	$0.04

Diluted	$—	$—	$0.04
Net income available to common shareholders
Basic	$2.67	$2.70	$1.83

Diluted	$2.65	$2.68	$1.79

Weighted-average number of shares outstanding
Basic	37,048,491	36,778,276	35,904,127

Diluted	37,360,703	37,157,783	36,589,902

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2007	2006	2005
(In thousands)

Net income	$98,917	$99,418	$65,593

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	18,509	12,684	(5,909)
Less: Reclassification adjustment for gains (losses) included in net income	621	(425)	127

Other comprehensive income (loss), net of tax	17,888	13,109	(6,036)

Comprehensive income, net of tax	$116,805	$112,527	$59,557

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Changes in Shareholders’ Equity

	Years Ended December 31,
	2007	2006	2005
(In thousands, except share amounts)

Number of Class A common shares:
Number at beginning of period	24,507,919	23,868,402	15,585,653
Common shares issued in merger	—	—	7,930,536
Common shares issued under share incentive plan	243,253	618,797	322,479
Common shares issued to directors	19,335	20,720	29,734

Number at end of period	24,770,507	24,507,919	23,868,402

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3	$2
Common shares issued	—	—	1

Balance at end of period	$3	$3	$3

Par value Class B common shares:
Balance at beginning of period	$1	$1	$1

Balance at end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$515,357	$504,541	$356,725
Contributed capital from Class A common shares	1,002	1,000	142,925
Share compensation plans	3,621	9,816	5,865
Other	—	—	(974)

Balance at end of period	$519,980	$515,357	$504,541

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$22,580	$9,471	$15,507
Other comprehensive income (loss)	17,888	13,109	(6,036)
Adoption of SFAS 155	(296)	—	—

Balance at end of period	$40,172	$22,580	$9,471

Retained earnings:
Balance at beginning of period	$225,329	$125,911	$60,318
Adoption of SFAS 155	296	—	—
Net income	98,917	99,418	65,593

Balance at end of period	$324,542	$225,329	$125,911

Number of Treasury Shares:
Number at beginning of period	—	—	—
Class A common shares purchased	2,454,087	—	—

Number at end of period	2,454,087	—	—

Treasury Shares, at cost:
Balance at beginning of period	$—	$—	$—
Class A common shares purchased, at cost	(48,422)	—	—

Balance at end of period	$(48,422)	$—	$—

Total shareholders’ equity	$836,276	$763,270	$639,927

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
(In thousands)

Cash flows from operating activities:
Net income	$98,917	$99,418	$65,593
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	278	248	217
Amortization and depreciation	1,010	1,738	1,921
Restricted stock and stock option expense	2,698	4,810	4,305
Extraordinary gain	—	—	(1,426)
Gain on disposal of assets	—	(9,413)	—
Deferred federal income taxes	(1,561)	8,606	(2,222)
Amortization of bond premium and discount, net	1,513	2,421	6,593
Net realized investment (gains) losses	(968)	570	(554)
Equity in income (loss) of partnerships	581	(1,026)	(1,111)
Changes in:
Agents’ balances	21,690	(7,740)	(8,843)
Reinsurance receivable	262,796	295,654	297,615
Unpaid losses and loss adjustment expenses	(198,773)	(212,214)	(197,478)
Unearned premiums	(54,902)	10,713	36,108
Ceded balances payable	(477)	(6,660)	(7,132)
Other assets and liabilities, net	(5,004)	(4,815)	(9,161)
Contingent commissions	971	(2,432)	60
Federal income tax (receivable) payable	3,076	(1,558)	(610)
Prepaid reinsurance premiums	9,117	3,353	8,194
Deferred acquisition costs, net	7,581	(1,201)	(30,178)
Other — net	(524)	308	2,113

Net cash provided by operating activities	148,019	180,780	164,004

Cash flows from investing activities:
Proceeds from sale of bonds	217,367	340,139	371,712
Proceeds from sale of equity securities	34,854	36,882	76,071
Proceeds from maturity of bonds	68,144	134,337	57,809
Proceeds from sale of other invested assets	—	1,832	12,662
Purchase of bonds	(390,365)	(638,475)	(588,037)
Purchase of equity securities	(44,853)	(35,453)	(74,858)
Purchase of other invested assets	—	(41)	(936)
Disposition of subsidiary	—	34,300	(1,249)
Acquisition of business, net of cash acquired	—	—	(58,762)

Net cash used for investing activities	(114,853)	(126,479)	(205,588)

Cash flows from financing activities:
Net proceeds from issuance of common shares	1,002	1,000	—
Borrowings under credit facility	22,906	3,827	4,466
Repayments of credit facility	(24,441)	(5,175)	(5,238)
Proceeds from exercise of stock options	1,902	4,575	2,082
Excess tax benefit from share-based compensation plan	406	431	520
Dividends paid to minority shareholders	—	—	(22)
Issuance of senior notes payable	—	—	90,000
Retirement of senior notes payable to related party	—	—	(72,848)
Purchase of Class A common shares	(48,422)	—	—
Retirement of junior subordinated debentures	(15,464)	—	—
Retirement of debt	(479)	(725)	(732)

Net cash provided by (used for) financing activities	(62,590)	3,933	18,228

Cash and cash equivalents	(29,424)	58,234	(23,356)
Cash and cash equivalents at beginning of period	273,745	215,511	238,867

Cash and cash equivalents at end of period	$244,321	$273,745	$215,511

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

The Company offers property and casualty insurance products in the excess and surplus lines marketplace. The Company manages its operations by differentiating them into three product classifications: Penn-America, which markets to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, general liability, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia.

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

The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), and Penn-America Statutory Trust II (“Penn Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $45.0 million in floating rate capital securities (“Trust Preferred Securities”) and $1.4 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $46.4 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Investments

The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. In 2007, the difference between amortized cost and fair value of these investments, excluding the Company’s convertible bond and preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and preferred stocks is included in income. Prior to 2007, the difference between amortized cost and fair value of these investments, excluding the derivative components of the Company’s convertible bond and convertible preferred stock portfolios, net of the effect of deferred income taxes, was reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than for impairments deemed to be other than temporary. The change in the difference between amortized cost and fair value of the options imbedded within the convertible bond and convertible preferred stock portfolios is included in income as a component of net realized investment gains and losses.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) on January 1, 2007. As a result, the changes in the Company’s convertible bond and convertible preferred stock portfolios are included as components of net realized gains and losses. Prior to 2007, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, required that convertible instruments be bifurcated if they were classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in the market value of the underlying security was included as a component of accumulated other comprehensive income and change in the value of the derivative component.

At December 31, 2007, the Company held $25.1 million of convertible bonds and $3.1 million of convertible preferred stock. The change in the difference between the amortized cost and the market value of the convertible portfolio is included in income as a component of net realized investments gains (losses). The Company realized a $2.6 million loss, a $1.6 million gain, and a $1.2 million loss for the years ended December 31, 2007, 2006, and 2005, respectively, due to market value changes related to convertibles.

The Company’s investments in other invested assets are comprised primarily of limited liability partnership interests. Partnership interests of 3% ownership or greater are accounted for using the equity method. The change in the difference between amortized cost and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s investments in bonds and stocks are determined on the basis of quoted market prices. Partnership interests of less than 3% ownership are carried at their fair value. The change in the difference between amortized cost and the fair value of partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which gives entities the option to measure eligible assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis. See “New Accounting Pronouncements” below for a discussion of the adoption of SFAS 159. Several of the limited partnerships invest mainly in securities that are publicly traded. Securities that are held by these partnerships are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of the partnerships at the end of each reporting period; however, the Company is not provided with a detailed listing of the investments held by these partnerships. The Company receives annual audited financial statements from each of the partnerships it owns. For the partnerships that do not invest mainly in publicly traded securities, the fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. The Company’s investments in other invested assets, including investments in several limited partnerships, were valued at $64.5 million and $60.9 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, respectively, the Company’s other invested assets portfolio of $64.5 million and $60.9 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

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

For equity securities, management carefully reviews securities with unrealized losses that have either (1) persisted for more than 12 consecutive months or (2) the value of the investment has been 20% or more below cost for six continuous months or more along with other factors to determine if it should be impaired. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine if impairment is required.

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2007, 2006, and 2005, please see Note 4 below.

Derivative Instruments

The Company accounts for derivative instruments under SFAS 133 which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.

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

By using derivative instruments, the Company is exposed to credit risk based on current market conditions and potential payment obligations between the Company and its counterparty. The Company had previously entered into the interest rate swap with a high credit quality counterparty, which is rated “A1” by Moody’s Investors Service Inc. (“Moody’s”). As of December 31, 2007, the swap was no longer in place due to the retirement of Penn-America Statutory Trust I (“Penn Trust I”) on December 4, 2007. See Note 8 for further details regarding the retirement of Penn Trust I.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Agents’ Balances

The Company evaluates the collectibility of agents’ balances based on a combination of factors. In circumstances in which the Company is aware of a specific agent’s inability to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by the Company’s management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $3.9 million and $4.0 million as of December 31, 2007 and 2006, respectively. For 2007 and 2006, there were net bad debts written off of $0.6 million and $0.07 million, respectively.

Goodwill and Intangible Assets

On January 24, 2005, the Company recorded $102.0 million and $32.5 million of goodwill and intangible assets, respectively, as a result of the acquisition of Penn Independent Corporation and the merger with Penn-America Group, Inc. Goodwill of $17.0 million and intangible assets of $5.8 million from the Company’s Agency Operations were netted against the gain on the sale of substantially all of the assets of the Company’s Agency Operations on September 30, 2006. These amounts represented the net book values of goodwill and intangible assets of Agency Operations as of the date of the sale. See Note 3 for details about this sale.

In accordance with SFAS 142, the Company tests for impairment of goodwill and other indefinite lived assets at least annually and more frequently as circumstances warrant and concluded that there was no impairment as of December 31, 2007.

A rollforward of goodwill is as follows:

(Dollars in thousands)

Balance at December 31, 2005(1)	$101,854
Sale of Agency Operations’ assets	(17,006)
Adjustment to transaction costs related to merger with Penn-America Group, Inc.	(602)

Balance at December 31, 2006 and 2007	$84,246

(1)	— Goodwill of $84,848 related to merger with Penn-America Group, Inc. and $17,006 related to the purchase of Penn Independent Corporation.

There were no changes to goodwill during 2007.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is recognized only if the carrying amount of the intangible asset is considered not to be recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. No impairments of intangible assets that are not deemed to have indefinite life were recognized in the year ended December 31, 2007.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, intangible assets are as follows:

(Dollars in thousands)			Accumulated
Description	Life	Cost	Amortization	Net

Agency relationships	16 years	$15,012	$2,673	$12,339
Tradenames	Indefinite	5,000	—	5,000
State insurance licenses	Indefinite	5,000	—	5,000
Software technology	5 years	400	219	181

		$25,412	$2,892	$22,520

Amortization expense related to the Penn-America Group, Inc. merger for the years ended December 31, 2007, 2006, and 2005 was $1.0 million, $1.0 million, and $1.1 million, respectively. Amortization expense related to the Penn Independent Corporation acquisition for the years ended December 31, 2007, 2006, and 2005 was $0.0 million, $0.5 million, and $0.8 million, respectively.

The Company expects that amortization expense for the next five succeeding years will be as follows:

(Dollars in thousands)

2008	$1,005
2009	1,005
2010	985
2011	938
2012	938

These amounts are subject to change based upon the reviews of recoverability and useful lives that are performed at least annually.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy. The Company analyzes its reinsurance contracts to ensure they meet the risk transfer requirements of SFAS No. 113, “Accounting for Reinsurance of Short Duration and Long Duration Contracts” (“SFAS 113”) and regularly reviews the collectibility of reinsurance receivables. Any changes in the allowances resulting from this review are included in income during the period in which the determination is made.

During 2007, the Company decreased its uncollectible reinsurance reserve by $4.4 million due to a reduction in ceded loss reserves, including losses incurred but not reported, as a result of better than expected loss emergence. During 2006, the Company decreased its uncollectible reinsurance reserve by $8.6 million due to (i) an A.M. Best rating upgrade of one of the reinsurers included in the Company’s reserve, (ii) continued collections and reductions of receivables from other reinsurers included in the reserve, and (iii) better than expected loss emergence.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs for the years ended December 31, 2007, 2006, and 2005 was $142.2 million, $145.7 million, and $107.4 million, respectively.

Notes and Debentures Payable

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

Pursuant to FIN 46R, the Company does not consolidate its business trust subsidiaries, which in the aggregate issued $45.0 million of Trust Preferred Securities and $1.4 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $46.4 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at December 31, 2007 and 2006.

Guaranty Fund Assessments

The U.S. Insurance Subsidiaries are subject to various state guaranty fund assessments, which enable states to provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expenses for guaranty fund and insurance-related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimable. As of December 31, 2007 and 2006, included in other liabilities in the consolidated balance sheets were $1.0 million and $1.3 million, respectively, of liabilities for state guaranty funds and other assessments. As of December 31, 2007 and 2006, included in other assets in the consolidated balance sheets were $0.6 million and $0.5 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force at the balance sheet date.

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

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives when loss results of business produced by these agencies are more favorable than predetermined thresholds. These costs are charged to other underwriting expenses when incurred.

Share Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123 “Accounting for Share-Based Compensation.” The Company adopted SFAS 123R effective January 1, 2006. See Note 12 for details.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

The Company’s investments are carried at their fair value. In accordance with SFAS 157, assets recorded at fair value are categorized based upon a fair value hierarchy (level 1, 2, and 3). Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access. Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset. The Company is currently evaluating its disclosures relating to the fair value hierarchy.

The provisions of SFAS 157 are to be applied prospectively, except changes in fair value measurements that result from the initial application of SFAS 157 which are to be recorded as an adjustment to beginning retained earnings in the year of adoption.

The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The adoption of this statement is not expected to have a material impact on beginning retained earnings or on the Company’s consolidated financial position or results of operations.

On February 15, 2007, the FASB issued SFAS 159, which gives entities the option to measure eligible assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available at specified elections dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded in beginning retained earnings.

The Company adopted SFAS 159 on January 1, 2008 and elected to apply the fair value option within its limited partnership investment portfolio. Since these securities are already reported at fair value, the Company does not expect the adoption of SFAS 159 to have a material impact on its financial condition although it could have a material effect on the results of operations in periods subsequent to adoption.

3.	Sale of Agency Assets

On September 30, 2006, the Company sold to Brown & Brown, Inc., an unrelated third party, substantially all of the assets of its Agency Operations. The gain on the sale was $9.4 million, net of applicable taxes of $4.5 million. As part of the sale agreement, 10% of the cash payment was originally held in escrow for a period of up to two years to cover indemnification obligations under the asset purchase agreement. Half of that amount was released in October 2007. As of December 31, 2007, 5% of the cash payment is still being held in escrow. As a result of this sale, the Company has terminated its Agency Operations segment and has classified the results of this segment, including the gain on the sale, as discontinued operations for 2007, 2006, and 2005. There were no Agency Operations prior to the Company’s acquisition of Penn Independent Corporation in 2005.

Aggregate revenues and pretax income (loss), before and after intercompany eliminations, of discontinued operations were as follows:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Revenues	$332	$31,663	$40,984
Intercompany eliminations	—	(2,459)	(2,547)

Net revenues	$332	$29,204	$38,437

Pretax income (loss)	$(40)	$2,031	$414
Intercompany eliminations	88	(1,004)	(1,312)

Net pretax income (loss)	$48	$1,027	$(898)

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the composition of income (loss) from discontinued operations:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Income (loss) from Agency Operations, net of tax	$31	$667	$(584)
Gain on sale of assets including one-time charges, net of tax	—	9,413	—

Income (loss) from discontinued operations, net of tax	$31	$10,080	$(584)

4.  Investments

The amortized cost and estimated fair value of investments classified as available for sale were as follows as of December 31, 2007 and 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)

2007
Bonds:
Obligations of states and political subdivisions	$210,172	$3,498	$(595)	$213,075
Mortgage-backed and asset-backed securities	656,799	7,082	(2,963)	660,918
U.S. treasury and agency obligations	180,658	6,164	(14)	186,808
Corporate notes	308,810	2,541	(1,586)	309,765

Total bonds	1,356,439	19,285	(5,158)	1,370,566
Common stock	61,032	14,763	(2,001)	73,794
Preferred stock	11,802	218	(137)	11,883

Total	$1,429,273	$34,266	$(7,296)	$1,456,243

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)

2006
Bonds:
Obligations of states and political subdivisions	$169,062	$2,986	$(924)	$171,124
Mortgage-backed and asset-backed securities	490,457	1,613	(6,100)	485,970
U.S. treasury and agency obligations	236,820	1,500	(1,445)	236,875
Corporate notes	356,677	1,194	(5,156)	352,715

Total bonds	1,253,016	7,293	(13,625)	1,246,684
Common stock	57,351	13,700	(48)	71,003
Preferred stock	3,991	378	—	4,369

Total	$1,314,358	$21,371	$(13,673)	$1,322,056

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not hold any debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at December 31, 2007 or 2006.

The Company holds several investments in limited partnerships where it owns less than 3% of the limited partnerships. Changes in the value of these partnerships are included in accumulated other comprehensive income as a component of shareholders’ equity. The estimated fair value and cost of these investments are as follows:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Estimated fair value	$51,102	$46,629	$39,675
Cost	19,412	19,562	20,788

Gross unrealized gain	$31,690	$27,067	$18,887

The Company is a limited partner in a high yield fund where it owns more than a 3% interest. Changes in the value of this investment are included in equity in earnings of partnerships on the income statement. The market value and amortized cost of that partnership are as follows:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Estimated fair value	$13,437	$14,234	$12,752
Cost	5,151	5,151	5,151

Gross unrealized gain	$8,286	$9,083	$7,601

Accumulated comprehensive income as of December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
(Dollars in thousands)

Net unrealized gains from:
Partnerships < 3% owned	$31,690	$27,067
Available-for-sale portfolio	26,970	7,696
Interest rate swap(1)	—	178
Deferred taxes	(18,488)	(12,361)

Accumulated other comprehensive income	$40,172	$22,580

(1)	— Please see Note 8 for additional details.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2007:

				Gross Unrealized Losses
			Cost or			Between	Greater
	Number of	Estimated	Amortized		Six Month	Seven Months	than One
	Securities	Fair Value	Cost	Total	or Less	and One Year	Year(1)
(Dollars in thousands)

Bonds	266	$374,064	$379,222	$5,158	$877	$337	$3,944
Common Stock	31	15,714	17,715	2,001	1,502	499	—
Preferred Stock	1	2,363	2,500	137	137	—	—

				$7,296	$2,516	$836	$3,944

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	At December 31, 2007, the Company had 215 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $293.8 million and $297.7 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 100% of these securities are investment grade.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2006:

				Gross Unrealized Losses
			Cost or			Between
	Number of	Estimated	Amortized		Six Months	Seven Months	Greater than
	Securities	Fair Value	Cost	Total	or Less	and One Year	One Year(1)
(Dollars in thousands)

Bonds	414	$725,155	$738,781	$13,626	$981	$1,548	$11,097
Common Stock	7	2,363	2,410	47	29	18	—

				$13,673	$1,010	$1,566	$11,097

(1)	At December 31, 2006, the Company had 299 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $436.7 million and $447.8 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.8% of these securities are investment grade.

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2007, concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 2 (“Summary of Significant Accounting Policies”).

Many of the common stocks that comprise the $2.0 million unrealized loss as of December 31, 2007 are in the financial services sector. Several of these stocks incurred losses during 2007 due to write-downs of subprime investments by the stocks’ issuers. Management does not believe these stocks should be impaired at this time and is continuing to closely monitor these investments.

The Company recorded the following other than temporary losses on its investment portfolio for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Bonds	$432	$393	$—
Preferred stock	—	167	—
Common stock	69	143	838
Other invested assets	150	—	—

Total	$651	$703	$838

As of December 31, 2007, the Company had approximately $5.8 million worth of investment exposure to subprime investments. Of that amount, approximately $3.7 million of those investments have been rated AAA by S&P. The remaining subprime exposure is rated AA or A. There were no write-downs on these investments during 2007.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of bonds classified as available for sale at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
(Dollars in thousands)

Due in one year or less	$85,435	$85,513
Due after one year through five years	269,839	272,859
Due after five years through ten years	207,589	211,577
Due after ten years through fifteen years	69,925	71,228
Due after fifteen years	66,852	68,471
Mortgage-backed securities	656,799	660,918

	$1,356,439	$1,370,566

The components of net realized investment gains (losses) on the sale of investments for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Bonds:
Gross realized gains	$2,573	$894	$2,785
Gross realized losses	(2,573)	(3,368)	(4,807)

Net realized losses	—	(2,474)	(2,022)

Common stock:
Gross realized gains	3,417	1,526	5,198
Gross realized losses	(1,645)	(1,535)	(1,926)

Net realized gains (losses)	1,772	(9)	3,272

Preferred stock:
Gross realized gains	431	4	—
Gross realized losses	(1,085)	(337)	(696)

Net realized losses	(654)	(333)	(696)

Other invested assets:
Gross realized gains	—	2,419	—
Gross realized losses	(150)	(173)	—

Net realized gains (losses)	(150)	2,246	—

Total net realized investment gains (losses)	$968	$(570)	$554

Proceeds from the sales of bonds classified as available-for-sale resulting in net realized investment gains (losses) for the years ended December 31, 2007, 2006, and 2005 were $217.4 million, $340.1 million, and $371.7 million, respectively.

Proceeds from the sales of equity securities classified as available-for-sale resulting in net realized investment gains (losses) for the years ended December 31, 2007, 2006 and 2005 were $34.9 million, $36.9 million, and $76.1 million, respectively.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sources of net investment income for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Bonds	$65,778	$57,310	$41,196
Preferred and common stocks	2,365	2,170	1,568
Cash and cash equivalents	14,855	9,096	5,118
Other	395	3,864	5,102

Total investment income	83,393	72,440	52,984
Investment expense	(6,052)	(5,902)	(5,866)

Net investment income	$77,341	$66,538	$47,118

There was one non-income producing bond with an estimated fair value of $0.5 million as of December 31, 2006 and 2005. In 2007, the estimated fair value of this bond was written down to $0.0 million.

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of December 31, 2007 and December 31, 2006:

	Estimated Fair Value
	December 31,	December 31,
	2007	2006
(Dollars in thousands)

On deposit with governmental authorities	$41.5	$40.5
Intercompany trusts held for the benefit of U.S. policyholders	761.5	671.8
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6.2	5.8

Total	$809.2	$718.1

5.	Reinsurance

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

At December 31, 2007 and 2006, the Company carried reinsurance receivables of $719.7 million and $982.5 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million and $18.5 million at December 31, 2007 and 2006, respectively. The allowance for uncollectible reinsurance receivables was $10.5 million and $20.7 million at December 31, 2007 and 2006, respectively. The decrease in the allowance was primarily due to a commutation of the Company’s reinsurance agreement with an unrelated third party reinsurer during the first quarter of 2007 that reduced the uncollectible reinsurance reserve by $6.5 million. A benefit of $0.7 million was realized as a result of the commutation. In addition, the Company released $3.7 million of the reserve for uncollectible reinsurance during 2007, primarily due to a reduction in ceded

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss reserves, including losses incurred but not reported (“IBNR”), as a result of better than expected loss emergence.

During 2007 and 2006, the Company’s reinsurance receivables and related unpaid losses and loss adjustment expenses were decreased by $262.8 million and $295.7 million, respectively. Of these amounts, $152.6 million and $107.1 million, respectively, were due to the Company’s review of unpaid loss and loss adjustment expenses, and the remainder was due to the payment of losses in the ordinary course of business. At the Wind River Acquisition date, discounts and risk margins were applied to reinsurance receivables related to ceded loss reserves. During 2007 and 2006, the Company decreased its discount and risk margin purchase adjustment by $1.0 million and $2.7 million, respectively, due to (1) reductions in ceded loss reserves that existed as of the Wind River Acquisition date and (2) decreases to the amount of discount due to the passage of time. This adjustment equally affected reinsurance receivables and loss reserves and had no impact on the net income of the Company during 2007 and 2006.

At December 31, 2007 and 2006, the Company held collateral securing its reinsurance receivables of $520.8 million and $642.9 million, respectively. Prepaid reinsurance premiums were $29.2 million and $38.3 million at December 31, 2007 and 2006, respectively. Reinsurance receivables, net of collateral held, were $198.9 million and $339.6 million at December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007, 2006, and 2005, the Company recorded the following ceded amounts:

	Years Ended December 31,
	2007		2006		2005
(Dollars in thousands)

Earned premium	$81,691		$95,784		$111,339
Commissions	15,482		22,240		16,073
Incurred losses	(107,746	)(1)	(55,901	)(2)	(25,731	)(3)

(1)	The Company reduced gross and ceded unpaid loss and loss adjustment expenses related to prior periods by $177.1 million and $152.6 million, respectively, in 2007 due to better than expected loss emergence.

(2)	The Company reduced gross and ceded unpaid loss and loss adjustment expenses related to prior periods by $114.1 million and $107.1 million, respectively, in 2006 due to better than expected loss emergence.

(3)	The Company reduced both gross and ceded unpaid loss and loss adjustment expenses related to prior periods by $142.3 million in 2005 due to better than expected loss emergence.

The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases property catastrophe coverage. In June 2007, the Company entered into a new property catastrophe reinsurance agreement that provides single event coverage for losses of $100.0 million in excess of $10.0 million. This coverage provides for one full reinstatement of coverage at 100% additional premium as to time and pro-rata as to amount of limit reinstated and replaces the contracts that expired on May 31, 2007. The Company did not cede any incurred losses under the property catastrophe contracts during 2007. Effective January 1, 2008, the Company renewed its casualty clash treaty which affords protection for exposures arising from two or more casualty insureds being involved in the same loss occurrence. The structure for losses occurring in 2008 remains $10.0 million in excess of $3.0 million.

The Company evaluated retention levels during 2006 to ensure that the ultimate reinsurance structures are aligned with corporate risk tolerance levels and capital levels. As a result of this analysis, during the first quarter of 2007, the Company increased its property retention for individual property losses from $0.5 million to $1.0 million for property losses occurring on or after January 1, 2007. As a result of the Company’s increased appetite for larger property risks, the Company has increased its protection for individual property losses by purchasing an additional

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10.0 million in excess of $5.0 million layer. As a result, the Company’s property treaty now covers losses of $14.0 million in excess of $1.0 million per risk.

As a result of the allied health business unit’s expansion of policy limits up to $10.0 million per risk, the Company has increased its professional liability protection by purchasing an additional $5.0 million layer of reinsurance protection effective March 1, 2007. As a result, the Company’s professional liability treaty covers losses of $9.5 million in excess of $0.5 million per occurrence, or claim or wrongful or negligent act. Effective January 1, 2008, the Company renewed the aforementioned expiring reinsurance structure.

Effective April 29, 2007, the Company increased the retention on its general casualty excess of loss treaty by changing the terms regarding loss adjustment expenses from inclusive to pro rata. The Company’s ultimate net loss on this treaty, not including loss adjustment expenses which are allocated in proportion to losses retained and ceded, remains at $0.75 million per risk.

As of December 31, 2007, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following groups of reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

	Reinsurance	A.M. Best Ratings
	Receivables	(As of December 31, 2007)
(Dollars in thousands)

Munich Group	$56.7	A
Berkshire Hathaway	36.4	A++
Hartford Fire Insurance Company	28.5	A+
Swiss Re Group	26.1	A+

	$147.7

The effect of reinsurance on premiums written and earned is as follows:

	Written	Earned
(Dollars in thousands)

For the year ended December 31, 2007:
Direct business	$536,868	$605,316
Reinsurance assumed	26,244	12,698
Reinsurance ceded	(72,577)	(81,691)

Net premiums	$490,535	$536,323

For the year ended December 31, 2006:
Direct business	$652,448	$639,878
Reinsurance assumed	517	2,375
Reinsurance ceded	(92,430)	(95,784)

Net premiums	$560,535	$546,469

For the year ended December 31, 2005:
Direct business	$614,291	$580,068
Reinsurance assumed	8,587	6,701
Reinsurance ceded	(103,145)	(111,339)

Net premiums	$519,733	$475,430

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the Insurance Operations, for the years ended December 31, 2007, 2006, and 2005 were as follows:

Year Ended December 31, 2007:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$271,120	$536,835	$(244,843)	$563,112

Net premiums written	$257,105	$233,430	$—	$490,535

Net premiums earned	$271,065	$265,258	$—	$536,323
Net investment income	44,305	51,513	(18,477)	77,341
Net realized investment gains (losses)	(23)	1,024	(33)	968

Total revenues	315,347	317,795	(18,510)	614,632
Losses and Expenses:
Net losses and loss adjustment expenses	149,803	149,438	—	299,241
Acquisition costs and other underwriting expenses	102,223	72,501	(543)	174,181
Corporate and other operating expenses	9,044	2,471	176	11,691
Interest expense	—	29,849	(18,477)	11,372

Income before income taxes	$54,277	$63,536	$334	$118,147

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$266,849	$652,914	$(266,798)	$652,965

Net premiums written	$266,841	$293,694	$—	$560,535

Net premiums earned	$258,233	$288,236	$—	$546,469
Net investment income	37,754	47,224	(18,440)	66,538
Net realized investment gains (losses)	(157)	(511)	98	(570)

Total revenues	295,830	334,949	(18,342)	612,437
Losses and Expenses:
Net losses and loss adjustment expenses	149,764	154,591	—	304,355
Acquisition costs and other underwriting expenses	94,289	81,057	(1,660)	173,686
Corporate and other operating expenses	8,536	6,736	1,243	16,515
Interest expense	—	29,833	(18,440)	11,393

Income before income taxes	$43,241	$62,732	$515	$106,488

Year Ended December 31, 2005:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$275,604	$621,315	$(274,041)	$622,878

Net premiums written	$275,379	$244,354	$—	$519,733

Net premiums earned	$232,974	$242,456	$—	$475,430
Net investment income	32,656	32,438	(17,976)	47,118
Net realized investment gains (losses)	(627)	1,555	(374)	554

Total revenues	265,003	276,449	(18,350)	523,102
Losses and Expenses:
Net losses and loss adjustment expenses	127,637	160,487	—	288,124
Acquisition costs and other underwriting expenses	87,451	57,707	(1,088)	144,070
Provision for doubtful reinsurance receivables	—	50	—	50
Corporate and other operating expenses	5,769	9,041	—	14,810
Interest expense	—	27,389	(17,954)	9,435

Income before income taxes	$44,146	$21,775	$692	$66,613

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s income before income taxes in 2007 of $118.1 million represents $54.3 million from its foreign operations and $63.8 million from its United States operations. The Company’s income before income taxes in 2006 of $106.5 million represents $43.2 million from its foreign operations and $63.2 million from its United States operations. The Company’s

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income before income taxes in 2005 of $66.6 million represents $44.1 million from its foreign operations and $22.5 million from its United States operations.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2007		2006		2005
		% of Pre-		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
(Dollars in thousands)

Expected tax provision at weighted average	$22,434	19.0%	$22,359	21.0%	$7,945	11.9%
Adjustments:
Tax exempt interest	(2,462)	(2.1)	(4,011)	(3.8)	(5,142)	(7.7)
Dividend exclusion	(476)	(0.4)	(455)	(0.4)	(317)	(0.5)
Other	(816)	(0.7)	283	0.3	487	0.8

Actual taxes on continuing operations	$18,680	15.8%	$18,176	17.1%	$2,973	4.5%

The Company recognized tax expense (benefit) on discontinued operations of $0.02 million, $4.8 million and $(0.3) million for the years ended December 31, 2007, 2006, and 2005, respectively.

In 2005, the Company recognized an extraordinary gain of $1.4 million for tax benefits derived from acquisition costs included as a reduction in equity as a result of the Wind River Acquisition, that have been or will be deducted in the future from income for federal tax purposes.

The following table summarizes the components of income tax expense:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Current income tax expense:
Foreign and U.S. Federal	$20,240	$9,570	$6,202
Deferred income tax expense (benefit):
U.S. Federal	(1,560)	8,606	(3,229)

Total income tax expense	$18,680	$18,176	$2,973

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2007 and 2006 are presented below:

	2007	2006
(Dollars in thousands)

Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$24,766	$24,866
Unearned premiums	6,744	8,972
Alternative minimum tax credit carryover	—	2,780
Depreciation and amortization	308	1,295
Partnership K1 basis differences	6,497	3,715
Investment impairments	2,082	1,767
Stock options	1,910	1,694
Other	3,126	3,943

Total deferred tax assets	45,433	49,032

Deferred tax liabilities:
Intangible assets	7,882	8,235
Investments in subsidiaries	—	225
Gains (losses) on securities	(99)	668
Unrealized gain on securities available-for-sale and less than 3% owned investments in partnerships included in accumulated other comprehensive income	18,488	12,361
Gain on partnerships greater than 20% owned	2,900	3,179
Investment basis differences	2,485	2,821
Deferred acquisition costs	4,602	6,511
Other	956	2,371

Total deferred tax liabilities	37,214	36,371

Total net deferred tax assets	$8,219	$12,661

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2007 and 2006.

The alternative minimum tax carryforward was $0.0 million and $2.8 million as of December 31, 2007 and 2006, respectively.

The Company or one of its subsidiaries has filed income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Internal Revenue Service (“IRS”) commenced examinations of the Company’s U.S. income tax returns for the period from September 6, 2003 through December 31, 2003 and the year ended December 31, 2004 in the third quarter of 2006. The IRS completed its examination during the fourth quarter of 2007. No audit adjustments were made.

The IRS initiated examination of the U.S. income tax return of Penn-America Group, Inc. and its subsidiaries for the period January 1, 2005 through January 24, 2005 in the third quarter of 2007. No audit adjustments have yet been reported to the Company.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of the implementation, the Company recognized no material adjustment to reserves for uncertain tax positions.

The Company’s unrecognized tax benefits were $3.6 million as of December 31, 2007 and 2006.

If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. There has been no change to the provision for gross unrecognized tax benefits during 2007. The Company is not aware of anything at this time that would require it to make any changes to its tax reserve.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2007, the Company has recorded $0.5 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

7.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Unpaid losses and loss adjustment expenses at beginning of period	$1,702,010	$1,914,224	$1,876,510
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	966,668	1,274,933	1,531,896

Net balance at beginning of period	735,342	639,291	344,614
Plus: Unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	—	—	235,192
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses acquired as a result of the merger(1)	—	—	43,908

Unpaid losses and loss adjustment expenses subtotal	735,342	639,291	535,898
Incurred losses and loss adjustment expenses related to:
Current year(2)	328,346	319,927	289,406
Prior years(3)	(29,105)	(15,572)	(1,282)

Total incurred losses and loss adjustment expenses	299,241	304,355	288,124

Paid losses and loss adjustment expenses related to:
Current year	73,923	62,928	59,930
Prior years	159,776	145,376	124,801

Total paid losses and loss adjustment expenses	233,699	208,304	184,731

Net balance at end of period	800,884	735,342	639,291
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	702,353	966,668	1,274,933

Unpaid losses and loss adjustment expenses at end of period	$1,503,237	$1,702,010	$1,914,224

(1)	Unpaid loss and loss adjustment expenses and gross reinsurance receivable on unpaid losses acquired on January 24, 2005, as a result of the merger with Penn-America Group, Inc.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Included in 2005 is $5.8 million of negative development for the Penn-America Group that is related to prior years. This amount is not included in the “Prior years” line due to the fact that the Company did not own the Penn-America Group during the prior year periods to which the losses and loss adjustment expenses are related.

(3)	In 2007, the Company experienced $24.7 million of favorable development related to prior year reserves. The reduction was comprised of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for unallocated loss adjustment expenses (“ULAE”) and asbestos and environmental (“A&E”). The Company also reduced its reinsurance reserve allowance by $4.4 million due to better than anticipated collections from troubled reinsurers and loss emergence that has been lower than anticipated. In 2006, the Company decreased its net loss reserve relative to accident years 2005 and prior by $7.0 million due to favorable development relative to construction defect losses as well as primary general liability, umbrella and excess, and asbestos and environmental, and by $8.6 million as a reduction of its reinsurance reserve allowance. In 2005, the Company decreased its net loss reserve relative to accident years 2004 and prior by $1.3 million due to lower than anticipated frequency in its animal mortality program.

During 2006, the Penn-America Insurance Companies increased incurred losses related to insured events of years 2004 and prior by $4.3 million. This increase in incurred losses related primarily to the Company’s casualty lines of business relating to accident years 1997 through 2003.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. Management believes its reserves for CD claims ($49.3 million and $47.3 million as of December 31, 2007 and 2006, net of reinsurance, respectively) are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to A&E claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2007, 2006, and 2005 were IBNR reserves of $18.8 million, $6.7 million, and $7.5 million, respectively, and case reserves of approximately $7.9 million, $4.5 million, and $4.0 million, respectively, for known A&E-related claims.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Gross reserve for A&E losses and loss adjustment expenses — beginning of period	$36,010	$40,124	$34,622
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	—	—	78
Plus: Incurred losses and loss adjustment expenses — case reserves	11,648	1,946	6,911
Plus: Incurred losses and loss adjustment expenses — IBNR	15,015	(3,589)	5,120
Less: Payments	4,096	2,471	6,607

Gross reserves for A&E losses and loss adjustment expenses — end of period	$58,577	$36,010	$40,124

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Net reserve for A&E losses and loss adjustment expenses — beginning of period	$11,157	$11,519	$11,800
Plus: Incurred losses and loss adjustment expenses related to the merger with Penn-America Group, Inc.	—	—	58
Plus: Incurred losses and loss adjustment expenses — case reserves	4,703	1,118	1,981
Plus: Incurred losses and loss adjustment expenses — IBNR	12,248	(856)	(662)
Less: Payments	1,415	624	1,658

Net reserves for A&E losses and loss adjustment expenses — end of period	$26,694	$11,157	$11,519

Establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during the third quarter of 2007 to reflect its best estimate of A&E exposures. One of the Company’s insurance companies has been named in a lawsuit seeking coverage from it and other unrelated insurance companies that involves such issues with regard to approximately 5,000 asbestos-related bodily injury claims and others that continue to be filed. Management is continuing to gather information to enable it to both evaluate the numerous factual and legal issues that are presented by this lawsuit and to estimate the timing of any payments that may be required. Until that information is obtained and analyzed, it is difficult to predict the ultimate financial exposure that this matter presents.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, 2006, and 2005, the survival ratio on a gross basis for the Company’s open A&E claims was 13.3 years, 7.4 years, and 7.1 years, respectively. As of December 31, 2007, 2006, and 2005, the survival ratio on a net basis for the Company’s open A&E claims was 23.6 years, 10.6 years, and 9.6 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a non-GAAP financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

8.	Debt

Debt consisted of the following as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

6.22% guaranteed senior notes of United America Indemnity Group due July 2015	$90,000	$90,000
Three-month LIBOR plus 4.00% junior subordinated debentures of PAGI due December 2032	—	15,464
Three-month LIBOR plus 4.10% junior subordinated debentures of PAGI due May 2033	15,464	15,464
Three-month LIBOR plus 4.05% junior subordinated debentures of AIS due September 2033	10,310	10,310
Three-month LIBOR plus 3.85% junior subordinated debentures of AIS due October 2033	20,619	20,619
Revolving line of credit of Penn Independent Corporation, interest is variable at bank’s prime rate plus 1.25%	—	1,534
Loans payable, due 2012 to 2013, stated interest up to 4.5%	1,209	2,848
Demand discretionary facility of UNIC, interest is variable at LIBOR plus 65 basis points or the prime rate	—	—

Total debt	$137,602	$156,239

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

Junior Subordinated Debentures

On December 4, 2007, the Company redeemed all of the $15.0 million issued and outstanding notes of Penn-America Statutory Trust I (“Penn Trust I”), and the fixed rate interest rate swap on these notes that locked the interest at an annual rate of 7.4% expired. In conjunction with this redemption, the $15.5 million of junior

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subordinated debentures of Penn-America Group, Inc. (“PAGI”), which were the sole assets of Penn Trust I, were also redeemed.

In 2003, trusts formed and owned by the Company issued a total of $30.0 million of trust preferred securities. In 2002 and 2003, trusts formed and owned by PAGI issued a total of $30.0 million of trust preferred securities. The funds were used to purchase junior subordinated interest notes and to support the business growth in the insurance subsidiaries and general business needs. A summary of the terms related to the trust preferred securities that are still currently outstanding is as follows:

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

The Company’s wholly owned business trust subsidiaries, UNG Trust I, UNG Trust II, and Penn Trust II, are not consolidated pursuant to FIN 46R. These business trust subsidiaries have issued $45.0 million in floating rate capital securities and $1.4 million of floating rate common securities. The sole assets of the business trust subsidiaries are $46.4 million of the Company’s junior subordinated debentures, which have the same terms with respect to maturity, payments and distributions as the floating rate capital securities and the floating rate common securities.

Revolving Credit Facility

During 2002, the Company established a $25.0 million Revolving Credit Facility with Citizens Bank of Pennsylvania. Interest is payable monthly at LIBOR plus 65 basis points or the Prime Rate. The Revolving Credit Facility was converted to a Demand Discretionary Facility in February 2003. During 2007, the Company borrowed and repaid $22.9 million under this credit facility. As of December 31, 2007, there was no balance due in connection with this credit facility.

Notes Payable

Notes payable and term loans assumed through the acquisition of Penn Independent Corporation consisted of a $2.5 million revolving line of credit, bearing interest at the bank’s prime rate less 1.25% payable monthly. During September 2007, all amounts due on the line were paid, and the line was terminated. Interest expense resulting from the line of credit was $0.02 million, $0.2 million, and $0.1 million for 2007, 2006, and 2005, respectively.

Loans Payable

Loans payable of $1.2 million and $2.8 million as of December 31, 2007 and 2006 were comprised of one and three loans payable, respectively, to former minority shareholders. There were no minority shareholders at December 31, 2007 and 2006. The current portion of these loans that will be payable in 2008 is $0.3 million. Interest expense related to loans payable was $0.05 million, $0.1 million, and $0.1 million for 2007, 2006, and 2005, respectively.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Related Party Transactions

As of December 31, 2007, Fox Paine & Company beneficially owns shares having approximately 86.1% of the Company’s total outstanding voting power. Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors. The Company’s Chairman is a member of Fox Paine & Company. In addition, another director is an employee of Fox Paine & Company. The Company directly reimbursed Fox Paine & Company $0.3 million, $0.1 million, and $0.2 million during 2007, 2006, and 2005, respectively, for expenses incurred in providing management services.

At December 31, 2007 and 2006, Wind River Reinsurance was a limited partner in the Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $5.6 million and $5.9 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the Company had an unfunded capital commitment of $4.1 million to the partnership.

On May 25, 2006, the Company, Fox Paine & Company, and Wind River Holdings, L.P, formerly The AMC Group, L.P. (“Wind River Holdings”), entered into Amendment No. 1 (the “Amendment”) to the Management Agreement (as amended, the “Management Agreement”). The Amendment terminated Wind River Holdings’ services as of May 25, 2006, and provided that Wind River Holdings refund $0.04 million to the Company as a net repayment of the Annual Service Fee paid by the Company to Wind River Holdings on November 2, 2005. Furthermore, the Amendment modified the Agreement to reflect the Company’s new 6.22% guaranteed senior notes, which were issued in 2005, as opposed to the 5% senior notes, which were repaid by the Company in 2005 upon the issuance of the guaranteed senior notes. Per terms of the Amendment, the next management fee payment of $1.5 million was payable to Fox Paine & Company and was paid on November 8, 2006.

In November 2007, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company pursuant to the Management Agreement. The management fees cover the period from September 5, 2007 through September 4, 2008 and will be recognized ratably over that period. In November 2006, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company. The management fees covered the period from September 5, 2006 through September 4, 2007 and were recognized ratably over that period. In November 2005, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company and The AMC Group, L.P. (“The AMC Group”), both of which were affiliates. The management fees covered the period from September 5, 2005 through September 4, 2006 and were recognized ratably over that period. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

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

On June 30, 2006, DVUA Massachusetts, Inc. repurchased twenty shares of common stock that it issued to a minority shareholder. As a result, DVUA Massachusetts, Inc. became a wholly owned subsidiary of the Company. On October 24, 2007, DVUA Massachusetts, Inc. was dissolved.

On April 20, 2006, the Company announced that it had entered into Amendment No. 1 (the “Amendment”) of the Amended and Restated Shareholders Agreement. The Amendment reduced the requirement that the Board of Directors be comprised of no fewer than eleven directors to no fewer than seven directors. Furthermore, the Amendment (i) reduced the number of directors that Fox Paine & Company can nominate for election from six directors to five directors; and (ii) terminated the right of the Ball family trusts to nominate one director for election.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, 2006, and 2005, the Company paid $1.3 million, $0.2 million, and $0.08 million, respectively, to Cozen O’Connor for legal services rendered. There is an additional accrual of $0.4 million as of December 31, 2007 for legal services rendered. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

The Company paid $0.9 million and $0.5 million in 2007 and 2006, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”), a current participant on the Company’s $100.0 million in excess of $10.0 million catastrophe reinsurance treaty and the Company’s $30.0 million in excess of $30.0 million and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties, which expired on May 31, 2007. No losses have been ceded by the Company under these treaties. Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses have been assumed by Validus from Wind River Reinsurance in 2007:

(Dollars in thousands)

Ceded written premium	$10,762
Ceded losses	1,893

Edward J. Noonan, the chairman and chief executive officer of Validus, was a member of the Company’s Board of Directors until June 1, 2007, when he resigned from the Company’s Board. Although Validus is no longer a related party as a result of Mr. Noonan’s resignation, the current quota share retrocession agreement with Wind River Reinsurance was put in place during the period when Validus was a related party.

10.	Commitments and Contingencies

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2007, 2006, and 2005 were $3.6 million, $3.5 million, and $4.0 million, respectively. At December 31, 2007, future minimum payments under non-cancelable operating leases were as follows:

(Dollars in thousands)

2008	$3,154
2009	2,804
2010	2,656
2011	2,590
2012 and thereafter	5,323

Total	$16,527

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

As mentioned in Note 9 above, the Company has a remaining commitment of $4.1 million to the Fox Paine Capital Fund, II. The timing and funding of this remaining commitment has not been determined. As investment opportunities are identified by the partnerships, capital calls will be made.

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, whereby in connection with certain management services provided to it by Fox Paine & Company, the Company agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. The most recent annual management fee of $1.5 million was paid to Fox Paine & Company on November 1, 2007. The next annual management fee payment of $1.5 million is payable on November 1, 2008.

11.	Shareholders’ Equity

The Company allows employees to surrender the Company’s Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s Share Incentive Plan. During 2007, the Company purchased an aggregate of 7,386 of surrendered Class A common shares from its employees for $0.2 million. All Class A common shares purchased from employees by the Company are held as treasury stock and recorded at cost.

On October 24, 2007, the Company announced that its Board of Directors authorized it to repurchase up to $50.0 million of the Company’s Class A common shares through a share repurchase program over the subsequent twelve months. This repurchase was completed in January 2008. All shares repurchased under this program are held as treasury stock and recorded at cost.

The following table provides information with respect to the Class A common shares that were surrendered or repurchased in 2007:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period	Purchased		Per Share	or Program	Plan or Program(1)

January 1-31, 2007	1,191		$23.65	—	$—
February 1-28, 2007	379		$23.63	—	$—
October 1-31, 2007	3,297		$22.06	—	$50,000,000
November 1-30, 2007	287,603	(2)	$20.11	285,400	$44,264,212
December 1-30, 2007	2,161,617	(3)	$19.68	2,161,301	$1,740,614

Total	2,454,087		$19.73	2,446,701	N/A

(1)	Approximate dollar value of shares is as of the last date of the applicable month.

(2)	Includes 2,203 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(3)	Includes 316 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

On December 31, 2007, in connection with the share repurchase program, the Company contracted to purchase 5,000 shares for $0.1 million which did not settle until January 4, 2008. As a result, these shares are not included in the above table.

During January 2008, an additional 88,362 shares were repurchased, including the 5,000 shares mentioned above, as part of the share repurchase program. Including the January 2008 repurchase, a total of 2,535,063 shares were repurchased at an average purchase price of $19.72 per share as part of the share repurchase program.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 11, 2008, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $50.0 million of its Class A common shares. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.

12.	Share-Based Compensation Plans

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

Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to share-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123R requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The adoption of SFAS 123R resulted in a cumulative benefit to equity of $0.4 million in 2006 due to recognition of expected forfeitures.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OPTIONS

Share Incentive Plan

The Company maintains the United America Indemnity, Ltd. Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. As amended in May 2005, the Company may issue up to 5.0 million Class A common shares for issuance pursuant to awards granted under the Plan. Award activity for stock options granted under the Plan is summarized as follows:

	Time-Based	Performance-	Tranche A
	Options	Based Options	Options	Total Options

Outstanding at January 1, 2005	568,101	895,989	256,074	1,720,164
Granted	261,484	133,415	—	394,899
Purchased due to merger	175,008	—	—	175,008
Forfeited	(39,773)	(369,540)	(93,825)	(503,138)
Exercised	(148,326)	(15,552)	(78,000)	(241,878)
Converted	644,312	(644,312)	—	—

Outstanding at December 31, 2005	1,460,806	—	84,249	1,545,055
Granted	202,429	202,429	—	404,858
Forfeited	(195,120)	—	—	(195,120)
Exercised	(335,976)	—	(28,175)	(364,151)

Outstanding at December 31, 2006	1,132,139	202,429	56,074	1,390,642
Granted	217,473	197,473	—	414,946
Forfeited	(254,979)	(202,429)	—	(457,408)
Exercised	(144,232)	—	—	(144,232)
Retired	(90,300)	—	—	(90,300)
Purchased by Company	(119,700)	—	—	(119,700)

Outstanding at December 31, 2007	740,401	197,473	56,074	993,948

NOTE:	The above table excludes 55,000 warrants that were issued, at an exercise price of $10.00 per share, on September 5, 2003 and which expire on September 11, 2008. In addition, the Tranche A options were granted outside of the Plan.

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

During the period from September 5, 2003 to December 31, 2003, the Company granted 566,661 Time-Based Options and 895,989 Performance-Based Options under the Plan. The Time-Based Options were originally scheduled to vest in 20% increments over a five-year period, with any unvested options forfeitable upon termination of employment for any reason, and expire 10 years after the grant date. The first vesting period ended on December 31, 2004. The Performance-Based Options were originally scheduled to vest in 25% increments and

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were conditioned upon the Company achieving various operating targets or Fox Paine & Company’s holdings in United America Indemnity achieving an agreed upon rate of return, and expire 10 years after the grant date. On December 31, 2005, the Company modified the 2003 grant of 566,661 Time-Based Options and the 2003 grant of 895,989 Performance-Based Options. Of the 2003 stock option grants, a total of 369,540 and 15,552 were forfeited and exercised, respectively, before the change. The Time Based Options were amended so as to modify the vesting schedule for the remaining unvested options to reflect vesting at the rate of 12% on December 31, 2006, 12% on December 31, 2007, and 36% on December 31, 2008. Also, the performance hurdle with respect to accelerated option vesting upon a change of control was eliminated. The Performance-Based Options were amended to eliminate the performance vesting criteria relating to the annual option vesting and catch-up vesting. Also, the performance hurdle with respect to accelerated option vesting upon a change of control was eliminated. The table reflects a reclassification of 644,312 Performance-Based Options to Time-Based Options as a result of the removal of the performance based criteria. The remaining unvested options become exercisable at the rate of 10% on December 31, 2006, 10% on December 31, 2007, and 30% on December 31, 2008. As a result of these changes, the Company incurred an additional $2.5 million in stock option expense in 2005.

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

During 2005, the Company granted 261,484 Time-Based Options and 133,415 Performance-Based Options under the Plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reason, and expire 10 years after grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

During 2006, the Company granted 202,429 Time-Based Options and 202,429 Performance-Based Options under the Plan. The Timed-Based Options vest in 25% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reason and expire 10 years after grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date. During 2007, these Time-Based and Performance-Based Options were forfeited.

During 2007, the Company granted 217,473 Time-Based Options and 197,473 Performance-Based Options under the Plan. The Timed-Based Options vest in 25% increments over a four-year period, with any unvested options forfeited upon termination of employment for any reason and expire 10 years after grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

In 2007, the Company recorded $0.8 million of compensation expense for the 993,948 outstanding options granted under the Plan. In 2006, the Company recorded $2.0 million of compensation expense for the 1,390,642 outstanding options granted under the Plan. In 2005, the Company recorded $3.3 million of compensation expense for the 1,545,055 options granted under the Plan. The Company received $1.9 million, $4.6 million and $2.1 million of proceeds from the exercise of options during 2007, 2006 and 2005, respectively.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option intrinsic values, which are the differences between the fair market value of $19.92 at December 31, 2007 and the strike price of the option, are as follows:

	Number of	Average
	Shares	Strike Price	Intrinsic Value

Outstanding	993,948	$17.75	$2.2 million
Exercisable	365,262	12.17	2.8 million
Exercised	144,232	13.19	1.4 million

NOTE:	The intrinsic value of the Exercised Options is the difference between the fair market value at time of exercise and the strike price of the option.

Option activity for the years ended December 31, 2005, 2006 and 2007 is as follows:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share

Options outstanding at December 31, 2004	1,720,164	$11.35
Options issued	569,907	$15.42
Options forfeited	(503,138)	$12.53
Options exercised	(241,878)	$8.59

Options outstanding at December 31, 2005	1,545,055	$11.35
Options issued	404,858	$24.70
Options forfeited	(195,120)	$16.10
Options exercised	(364,151)	$12.92

Options outstanding at December 31, 2006	1,390,642	$15.92
Options issued	414,946	$25.15
Options forfeited	(457,408)	$23.90
Options exercised	(144,232)	$13.19
Options retired	(90,300)	$10.00
Options purchased by Company	(119,700)	$10.00

Options outstanding at December 31, 2007	993,948	$17.75

Options exercisable at December 31, 2007	365,262	$12.17

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options exercisable at December 31, 2007 include the following:

Number of Options
Option Price	Exercisable

$6.50	56,074
$8.49	2,738
$10.00	168,389
$14.62	6,000
$17.00	111,061
$18.40	3,000
$18.85	10,000
$19.40	8,000

Options exercisable at December 31, 2007	365,262

The weighted average fair value of options granted under the Plan was $9.19, $8.31 and $4.69 in 2007, 2006 and 2005, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	26.6%	31.4%	23.0%
Risk-free interest rate	4.6%	4.6%	3.8%
Expected option life	6.2 years	4.5 years	4.4 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2007, 2006 and 2005:

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2007	Exercise Price	Remaining Life

$6.50-$9.99	58,812	$6.59	5.9 years
$10.00-$16.99	310,425	$10.15	6.0 years
$17.00-$19.99	209,765	$17.48	6.6 years
$20.00-$25.32	414,946	$25.15	9.4 years

Total	993,948

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2006	Exercise Price	Remaining Life

$6.50-$9.99	62,910	$6.72	6.8 years
$10.00-$16.99	599,875	$10.08	6.7 years
$17.00-$19.99	322,999	$17.56	7.5 years
$24.70	404,858	$24.70	9.9 years

Total	1,390,642

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2005	Exercise Price	Remaining Life

$6.50-$9.99	110,930	$6.94	8.3 years
$10.00-$16.99	810,625	$10.06	7.7 years
$17.00-$19.99	623,500	$17.66	8.8 years

Total	1,545,055

Restricted Shares

The Company recognized compensation expense for restricted stock of $1.4 million, $2.5 million and $0.6 million for 2007, 2006 and 2005, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $3.8 million at December 31, 2007, which will be recognized over a weighted average life of 2.5 years. The fair value of the 54,886 Class A common shares, subject to certain restrictions granted to key employees of the Company under the Plan (“Restricted Shares”) that vested during the year ended December 31, 2007 was $22.80 per share. In addition to stock option awards, the Plan also provides for the issuance of Restricted Shares to employees and non-employee Directors. The following table summarizes the restricted stock awards since inception.

	Restricted Stock Awards
Year	Employees	Directors	Total

2003	254,708	—	254,708
2004	—	8,350	8,350
2005	79,756	29,734	109,490
2006	216,200	20,720	236,920
2007	83,984	19,335	103,319

	634,648	78,139	712,787

NOTE:	The above table includes 245,208 shares that were purchased by key employees in 2003.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the non-vested Restricted Shares activity for the year ended December 31, 2007:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Non-vested Restricted Shares at December 31, 2004	14,957	$16.54
Shares issued	109,490	$17.85
Shares vested	(40,876)	$17.22
Shares forfeited	(34,472)	$17.89
Shares returned	34,472	$17.89

Non-vested Restricted Shares at December 31, 2005	83,571	$17.93
Shares issued	236,920	$21.71
Shares vested	(92,852)	$21.15
Shares forfeited	(57,682)	$20.83
Shares returned	57,682	$20.83

Non-vested Restricted Shares at December 31, 2006	227,639	$20.56
Shares issued	103,319	$23.60
Shares vested	(54,886)	$21.70
Shares forfeited	(31,531)	$22.58
Shares returned	31,531	$22.58
Shares purchased	(35,000)	$20.18

Non-vested Restricted Shares at December 31, 2007	241,072	$24.59

Based on the terms of the Restricted Shares awards, all forfeited shares revert back to the Company.

During 2005, the Company granted an aggregate of 79,756 Restricted Shares which vest in 20% increments over a five-year period . In addition, an aggregate of 29,734 Class A common shares with a weighted average grant date value of $17.40 per share were granted, subject to certain restrictions, to the non-employee directors of the Company under the Plan (“Director Restricted Shares”). Due to an amendment to the Directors’ Compensation Plan, effective June 30, 2005, all of these Director Restricted Shares have vested. As a result of this amendment, 17,331 units were converted into 14,977 Director Restricted Shares, which vested immediately, subject to certain holding requirements, and 10,590 Director Restricted Shares granted in 2004 and prior to June 2005 vested immediately, subject to certain holding requirements. Prior to the amendment, 957 Director Restricted Shares were forfeited.

During 2006, the Company granted an aggregate of 216,200 Restricted Shares to key employees of the Company and an aggregate of 20,720 fully vested Director Restricted Shares, at a weighted average fair value of $20.81 per share, to non-employee directors of the Company under the Plan. Included in the 216,200 shares, as a result of the Compensation Committee approval of an award of an Annual Integration Bonus as described below under the heading “Annual Incentive Plans,” the Company granted 173,700 Restricted Shares to Plan Participants employed as of February 15, 2006. Of the 173,700 Restricted Shares, 61,436 shares vested immediately, 67,545 shares (including 20,000 shares, subject to certain restrictions, which were awarded to several key employees) vest over five years, and 44,719 shares vest over a three-year period. Also included in the 216,200 Restricted Shares, the Company granted Restricted Shares to key executives of the Company in exchange for signed employment and/or non-compete agreements. The related 42,500 Restricted Shares vest 33 1/3% on each subsequent anniversary date of the award for a period of three years.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2006, the Board of Directors authorized a grant of Restricted Shares to officers of the Company if the Company achieves a minimum 10% return on equity based on 2006’s operating results. 54,484 Restricted Shares were awarded during the first quarter of 2007, based on the December 31, 2006 market value of the Company’s common shares, and will vest 34% on January 1, 2008 and 33% on each January 1 of years 2009 and 2010. The Board of Directors also authorized a grant of Restricted Shares to these individuals if the Company earns no less than 85% of planned 2006 net income excluding after-tax net realized investment gains (losses), after-tax gain and one-time charges from discontinued operations, and after-tax extraordinary items that do not reflect overall operating trends. The results of calendar year 2006 will be examined three years hence by an independent actuary. If net income excluding after-tax net realized investment gains (losses), after-tax gain and one-time charges from discontinued operations, and after-tax extraordinary items that do not reflect overall operating trends, adjusted to reflect the results of the actuarial study, is greater than or equal to net income excluding after-tax net realized investment gains (losses), after-tax gain and one-time charges from discontinued operations, and after-tax extraordinary items that do not reflect overall operating trends as originally reported, Restricted Shares may be awarded based on the December 31, 2006 market value of the Company’s common shares. The awards are being expensed over the intrinsic service period, which includes the performance period and the employee service period. The employee must be continually employed through the vesting date to be eligible to receive the award. The Company recognized $0.5 million and $0.3 million of expense in 2007 and 2006, respectively, related to these awards.

During 2007, the Company granted an aggregate of 83,984 Restricted Shares to key employees of the Company and an aggregate of 19,332 fully vested Director Restricted Shares, at a weighted average fair value of $23.13 per share, to non-employee directors of the Company under the Plan. Included in the 83,984, the Company granted 2,500 Restricted Shares in exchange for a signed non-compete agreement. Of this award, 850 Restricted Shares vested immediately and the remainder vest 33% on October 24, 2008 and 2009. Also included, the Company granted 27,000 Restricted Shares to key executives of the Company in exchange for signed employment agreements. The shares vest 33 1/3% on each subsequent anniversary date of the award for a period of three years. Included in the 83,984 shares, the Company granted 54,484 Restricted Shares, as a result of the 2006 Board of Directors’ approval of the grant of Restricted Shares as described below.

During 2007, the Board of Directors authorized a grant of Restricted Shares to officers of the Company if the Company achieves a minimum 10% return on equity based on 2007’s operating results. 45,514 Restricted Shares were awarded during the first quarter of 2008, based on the December 31, 2007 market value of the Company’s common shares, and will vest 34% on January 1, 2009 and 33% on each January 1 of years 2010 and 2011. The Board of Directors also authorized an incentive award of Restricted Shares to these individuals if the Company earns no less than 85% of planned 2007 net income excluding after-tax net realized investment gains (losses), after-tax gain and one-time charges from discontinued operations, and after-tax extraordinary items that do not reflect overall operating trends. The results of calendar year 2007 will be examined in 2010 by an independent actuary. If net income excluding after-tax net realized investment gains (losses), after-tax gain and one-time charges from discontinued operations, and after-tax extraordinary items that do not reflect overall operating trends, adjusted to reflect the results of the actuarial study, is greater than or equal to net income excluding after-tax net realized investment gains (losses), after-tax gain and one-time charges from discontinued operations, and after-tax extraordinary items that do not reflect overall operating trends as originally reported, Restricted Shares may be awarded in 2011 based on the December 31, 2007 market value of the Company’s common shares. The awards are being expensed over the intrinsic service period, which includes the performance period and the employee service period. The employee must be continually employed through the vesting date to be eligible to receive the award. The Company recognized $0.4 million of expense in 2007 related to these awards.

Annual Incentive Plans

The Restricted Shares awards under the Plan are included in the Restricted Shares section above. In May 2005, shareholders approved the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program (the “Awards Program”). The purpose of the Awards Program is to encourage increased efficiency and profitability and reward employees’ contributions to corporate success. All employees of the Company and its subsidiaries are eligible to participate in the Awards Program, and Awards Program participants are selected by the Compensation Committee of the Board of Directors (the “Committee”). Incentive awards under the Awards Program are determined and paid in cash and/or restricted stock based upon objective performance-based criteria as determined by the Committee. The criteria relate to certain performance goals, such as net income, combined ratio, return on equity, and individual performance expectations as established by the Committee, except that certain specific performance targets will be approved by the Section 162(m) Committee of the Board of Directors with respect to the executives covered by Section 162(m) of the Internal Revenue Code (“Section 162(m)”). It is the Company’s intent that any compensation paid pursuant to the Awards Program comply with Section 162(m).

In connection with the business combinations of the Company with Penn-America Group and Penn Independent Group, along with their respective subsidiaries, certain executives of Penn-America Group and Penn Independent Group entered into employment agreements which provided for the establishment of an integration bonus payable in Class A common shares of the Company in 2006 and 2007, if specified integrated company performance goals for 2005 and 2006, respectively, were achieved (the “Integration Plan”).

On February 15, 2006, the Compensation Committee of the Company modified certain aspects of the Integration Plan.

First, the Compensation Committee revised the definition of the “Merger Price” from $15.375 per share to $17.89 per share. This change corrected a typographical error contained within the Integration Plan.

Second, the Compensation Committee approved an award of an Annual Integration Bonus relating to the 2006 fiscal year to the Integration Plan participants who were employed by Penn-America Group, Inc. as of February 15, 2006 (the “Current Plan Participants”). Such awards would have otherwise been determined and paid in full following the 2006 fiscal year. The decision by the Compensation Committee to modify the determination and award of the 2006 Annual Integration Bonus was based on: (i) the Compensation Committee’s recognition of the earlier-than-anticipated consolidation of the Company’s Insurance Operations, (ii) the Compensation Committee’s determination that the Penn-America Group, Inc. performance targets contained in the Integration Plan for the 2006 Bonus Determination Year were no longer appropriate performance targets on which to base plan awards given the earlier — than-anticipated consolidation, and the fact that the 2006 targets were exceeded in 2005, and (iii) the Compensation Committee’s desire to achieve parity among the Current Plan Participants and other executives of the Company entitled to receive awards of stock based on time versus performance-based vesting. Therefore, the Compensation Committee eliminated the performance criteria relating to the 2006 Bonus Determination Year, and instead granted restricted stock to the Current Plan Participants, which will vest at the rate 20% on each of February 15, 2007 and February 15, 2008 and 60% on February 15, 2009, subject to certain employment-related requirements. Although the Current Plan Participants were granted restricted stock earlier than they otherwise would have, the restricted stock vests over time as set forth above. Under the original terms of the Integration Plan, the granted stock would have vested immediately.

Chief Executive Officer

Effective May 9, 2007, Larry A. Frakes was hired as the Company’s President and Chief Operating Officer, as well as Chief Executive Officer of all of the Company Affiliates. Mr. Frakes’ four-year employment agreement includes several equity components including (a) the granting of $10.0 million of stock options, or 394,946 shares split evenly between time-based and performance-based options at the grant date market value of $25.32 per share; (b) an annual bonus program under which the first $0.5 million is paid in restricted stock based on the market value at December 31 of the subject Bonus Year; (c) the purchase of $1.0 million of the Company’s Class A common shares by Mr. Frakes; and (d) the requirement that, effective January 1, 2009, Mr. Frakes hold Class A common shares of the Company with a value of the lesser of two times his Annual Compensation or the sum of owned, granted, and vested Class A common shares. The time-based options vest at 25% on each December 31 of years

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 through 2011. The performance-based options generally vest at the same rate based on the achievement of various Company financial performance goals. The restricted stock portion of the 2008, 2009, and 2010 bonuses vest at 25% per year each year after the bonus year, and awards for the 2010 bonus year and thereafter will vest at 33.3% per year each year after the bonus year.

In February 2008, Mr. Frakes’ employment agreement was amended and restated. See Note 17 for details concerning this amendment and restatement.

13.	401(k) Plans

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company for new employees occurs pro-rata over a three year period. Total expenses for the plan for the year ended December 31, 2007 were $1.3 million.

Through December 31, 2006, the Company maintained two 401(k) defined contribution plans covering all U.S employees.

Through December 31, 2006, for employees, exclusive of employees of Penn Independent Corporation, Penn-America Group, Inc. and their respective subsidiaries, the Company matched 75% of the first 6% contributed by an eligible employee. Additionally, the Company contributed 1% of the employee’s salary regardless of whether an employee contributed to the plan. Eligible employees vested in the Company’s contribution and relative investment income after three years of service. Total expenses related to this plan for the years ended December 31, 2006 and 2005 were $0.8 million and $0.7 million, respectively.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands, except per share data)

Income from continuing operations	$98,886	$89,338	$64,751
Discontinued operations	31	10,080	(584)

Income before extraordinary gain	98,917	99,418	64,167
Extraordinary gain	—	—	1,426

Net income	$98,917	$99,418	$65,593

Basic earnings per share:
Weighted average shares for basic earnings per share	37,048,491	36,778,276	35,904,127

Income from continuing operations	$2.67	$2.43	$1.81
Discontinued operations	—	0.27	(0.02)

Income before extraordinary gain	2.67	2.70	1.79
Extraordinary gain	—	—	0.04

Net income	$2.67	$2.70	$1.83

Diluted earnings per share:
Weighted average shares for diluted earnings per share	37,360,703	37,157,783	36,589,902

Income from continuing operations	$2.65	$2.41	$1.77
Discontinued operations	—	0.27	(0.02)

Income before extraordinary gain	2.65	2.68	1.75
Extraordinary gain	—	—	0.04

Net income	$2.65	$2.68	$1.79

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Years Ended December 31,
	2007	2006	2005

Weighted average shares for basic earnings per share	37,048,491	36,778,276	35,904,127
Non-vested restricted stock	60,549	13,134	—
Options and warrants	251,663	366,373	685,775

Weighted average shares for diluted earnings per share	37,360,703	37,157,783	36,589,902

As mentioned in Note 11, the Company has repurchased approximately 2.4 million shares of its Class A common shares in 2007 under the share repurchase program that was authorized in October 2007. As a result, there were approximately 22.3 million outstanding Class A common shares at December 31, 2007 compared to approximately 24.5 million shares outstanding at December 31, 2006. Including Class B common shares, there

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were approximately 35.0 million common shares outstanding at December 31, 2007 compared to approximately 37.2 million outstanding shares at December 31, 2006.

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2007, the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $46.9 million and $23.5 million, respectively. The Penn-America Insurance Companies limitation includes $7.7 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2007 ownership percentages. For 2007, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $23.3 million and $14.8 million, respectively.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the standards currently adopted, the capital and surplus of the United National Insurance Companies and the Penn-America Insurance Companies are above the prescribed Company Action Level RBC requirements of $178.2 million and $89.7 million, respectively, as of December 31, 2007.

The following is selected information for the Company’s U.S. Insurance Subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Statutory capital and surplus, as of end of period	$650,698	$592,977	$523,049
Statutory net income	85,077	100,235	37,418

16.	Segment Information

The Company manages its business through two business segments: Insurance Operations, which includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.

The Company’s Reinsurance Operations segment resulted from the amalgamation of the Non-U.S. Insurance Operations into a single Bermuda based entity, Wind River Reinsurance, in September 2006. The Reinsurance Operations segment began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007. As such, there are no results for the Reinsurance Operations segment for the prior years.

As a result of the sale of substantially all of the assets of the Company’s Agency Operations in September 2006, the Company no longer has an Agency Operations segment, and the results of its Agency Operations are now classified as discontinued operations.

The Insurance Operations segment, the Reinsurance Operations segment, and the discontinued Agency Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 2.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross premiums written by product classification are as follows:

	Years Ended December 31,
	2007	2006	2005
(Dollars in thousands)

Insurance Operations:
Penn-America	$286,439	$390,260	$374,402
United National	132,311	154,114	146,868
Diamond State	118,085	108,591	101,608

Total Insurance Operations	536,835	652,965	622,878

Reinsurance Operations:
Wind River Reinsurance	26,277	—	—

Total	$563,112	$652,965	$622,878

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

	Insurance
2007:	Operations		Reinsurance		Corporate	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$536,835		$26,277	(1)	$—	$—	$563,112

Net premiums written	$478,274		$12,261	(1)	$—	$—	$490,535

Net premiums earned	$530,516		$5,807	(1)	$—	$—	$536,323
Net investment income	—		—		77,341	—	77,341
Net realized investment gains	—		—		968	—	968

Total revenues	$530,516		$5,807		78,309	—	614,632
Losses and Expenses:
Net losses and loss adjustment expenses	295,624		3,617		—	—	299,241
Acquisition costs and other underwriting expenses	170,611	(2)	4,113	(3)	—	(543)	174,181
Corporate and other operating expenses	—		—		11,515	176	11,691
Interest expense	—		—		11,372	—	11,372

Income (loss) before income taxes	$64,281		$(1,923)		$55,422	$367	118,147

Income tax expense							18,680

Income before equity in net loss of partnership							99,467
Equity in net loss of partnership, net of tax							(581)

Income before discontinued operations							98,886
Discontinued operations, net of tax							31

Net income							$98,917

Total assets	$2,131,185		$643,987		$—	$—	$2,775,172

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $2,390 relating to offshore cession.

(3)	Includes all Wind River Reinsurance expenses other than excise tax.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance
2006:	Operations		Corporate	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$652,965		$—	$—	$652,965

Net premiums written	$560,535		$—	$—	$560,535

Net premiums earned	$546,469		$—	$—	$546,469
Net investment income	—		66,538	—	66,538
Net realized investment losses	—		(570)	—	(570)

Total revenues	546,469		65,968	—	612,437
Losses and Expenses:
Net losses and loss adjustment expenses	304,355		—	—	304,355
Acquisition costs and other underwriting expenses	175,346	(1)	—	(1,660)	173,686
Corporate and other operating expenses	—		15,693	822	16,515
Interest expense	—		11,393	—	11,393

Income before income taxes	$66,768		$38,882	$838	106,488

Income tax expense					18,176

Income before equity in net income of partnerships					88,312
Equity in net income of partnerships					1,026

Income before discontinued operations					89,338
Discontinued operations, net of tax					10,080

Net income					$99,418

Total assets	$2,984,616		$—	$—	$2,984,616

(1)	Includes $2,223 from the predecessor of Wind River Reinsurance and excise tax of $2,932 relating to offshore cession.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance
2005:	Operations		Corporate	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$622,878		$—	$—	$622,878

Net premiums written	$519,733		$—	$—	$519,733

Net premiums earned	$475,430		$—	$—	$475,430
Net investment income	—		47,118	—	47,118
Net realized investment gains	—		554	—	554

Total revenues	475,430		47,672	—	523,102
Losses and Expenses:
Net losses and loss adjustment expenses	288,124		—	—	288,124
Acquisition costs and other underwriting expenses	145,158	(1)	—	(1,088)	144,070
Provision for doubtful reinsurance	50		—	—	50
Corporate and other operating expenses	—		14,810	—	14,810
Interest expense	—		9,435	—	9,435

Income before income taxes	$42,098		$23,427	$1,088	66,613

Income tax expense					2,973

Income before minority interest and equity in net income of partnerships					63,640
Minority interest					19
Equity in net income of partnerships					1,092

Income before discontinued operations					64,751
Discontinued operations, net of tax					(584)

Income before extraordinary gain					64,167
Extraordinary gain					1,426

Net income					$65,593

Total assets	$3,102,002		$—	$—	$3,102,002

(1)	Includes $3,741 from the predecessor of Wind River Reinsurance and excise tax of $2,741 relating to offshore cession.

17.	Supplemental Cash Flow Information

Taxes and Interest Paid

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Net federal income taxes paid	$16,779	$18,915	$5,980
Interest paid	11,181	11,238	7,642

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events

On January 28, 2008, the Company’s shareholders approved an amendment to the Share Incentive Plan that allows for the repricing, without shareholder approval, of stock options and other stock-based awards granted under the Share Incentive Plan.

On February 5, 2008, the Company entered into an amended and restated employment agreement with Larry A. Frakes, the Company’s President and Chief Executive Officer, which amended and restated Mr. Frakes’ original employment agreement that was entered into on May 10, 2007. The amended and restated employment agreement changes and clarifies the terms of options granted under the original employment agreement. The original agreement granted Mr. Frakes $10.0 million of options, or 394,946 shares, as described in Note 12. The amended and restated agreement grants Mr. Frakes $10.0 million of options with a strike price equal to the average price per share that was paid by Mr. Frakes upon his purchase of $1.0 million of the Company’s Class A common shares.

On February 11, 2008, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $50.0 million of its Class A common shares. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.

19.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2007 and 2006 quarterly performance is as follows:

	Year Ended December 31, 2007
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Net premiums earned	$138,437	$136,585	$133,449	$127,852
Net investment income	18,868	19,317	19,870	19,286
Net realized investment gains (losses)	225	1,542	(614)	(185)
Net losses and loss adjustment expenses	81,841	75,244	74,511	67,645
Acquisition costs and other underwriting expenses	42,882	44,662	43,376	43,261
Income before income taxes	26,338	31,746	28,968	31,095
Discontinued operations, net of tax	159	(39)	(118)	29
Net income	22,593	25,948	23,980	26,396
Per share data — Diluted:
Income from continuing operations	$0.61	$0.69	$0.64	$0.71
Discontinued operations	—	—	—	—
Net income	$0.61	$0.69	$0.64	$0.71

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Net premiums earned	$135,430	$133,751	$137,327	$139,961
Net investment income	13,679	17,936	15,569	19,354
Net realized investment gains (losses)	43	(4)	(1,423)	814
Net losses and loss adjustment expenses	78,964	80,464	75,643	69,284
Acquisition costs and other underwriting expenses	44,988	41,175	43,591	43,932
Income before income taxes	18,222	23,218	26,332	38,716
Discontinued operations, net of tax	203	(450)	11,024	(697)
Net income	17,778	20,254	32,089	29,297
Per share data — Diluted:
Income from continuing operations	$0.48	$0.56	$0.57	$0.80
Discontinued operations	—	(0.01)	0.30	(0.02)
Net income	0.48	0.55	0.87	0.78

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of December 31, 2007, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

As a result of combining the operations of United National and Penn-America under a single management structure, we have added, deleted, or modified certain of our internal controls over financial reporting. However, there have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance

The information concerning our directors and executive officers required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The Financial Statements listed in the accompanying index on page 75 are filed as part of this report.

(2) The Financial Statement Schedules listed in the accompanying index on page 75 are filed as part of this report.

(3) The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

2.1	Amended and Restated Investment Agreement, dated as of September 5, 2003, by and among U.N. Holdings (Cayman), Ltd., United National Group, Ltd., United America Indemnity Group, Inc., U.N. Holdings LLC, U.N. Holdings Inc., Wind River Investment Corporation and certain Trusts Listed on Schedule A thereof (incorporated herein by reference to Exhibit 2.1 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
2.2	Agreement and Plan of Merger, dated as of October 14, 2004, by and among Penn-America Group, Inc., United National Group, Ltd., United America Indemnity Group, Inc. and Cheltenham Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 15, 2004).
2.3	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Penn Independent Corporation, the Shareholders named therein and the Shareholders’ representative (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated October 15, 2004).
2.4	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company and Irvin Saltzman (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K dated October 15, 2004).
2.5	Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Jon S. Saltzman and Joanne Lynch Saltzman (incorporated herein by reference to Exhibit 2.4 of our Current Report on Form 8-K dated October 15, 2004).
3.1	Amended and Restated Memorandum and Articles of Association of United America Indemnity, Ltd., dated September 20, 2007 (incorporated herein by reference to Appendix A of our Definitive Proxy Statement dated August 21, 2007).
4.1	Note and Guarantee Agreement dated July 20, 2005, among United America Indemnity Group, Inc., United America Indemnity, Ltd. and the Investors named therein (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).
4.2	Form of 6.22% Guaranteed Senior Note due 2015 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).

Exhibit No.		Description

4.3		Form of Specimen Certificate for Registrant’s Class A Common Shares (incorporated herein by reference to Exhibit 4.3 of Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 15, 2003).
10.1		Amended and Restated Shareholders Agreement dated December 15, 2003, by and among United National Group, Ltd., U.N. Holdings (Cayman) Ltd. and those trusts signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.2		Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of April 10, 2006, by and among United America Indemnity, Ltd., U.N. Holdings (Cayman) Ltd., those co-investment funds signatory thereto and those trust signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 20, 2006).
10	.3*	Management Shareholders Agreement, dated as of September 5, 2003, by and among United National Group, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.4*	Amendment to Management Shareholders’ Agreement, dated as of January 1, 2006, by and among United America Indemnity, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 12, 2006).
10	.5*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P., with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.6*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 1, 2006).
10	.7*	United National Group, Ltd. Stock Incentive Plan and Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.4 of Amendment No 2. to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).
10	.8*	Amendment No. 2 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 9, 2005).
10	.9*	Amendment No. 3 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2006).
10	.10*	Amendment No. 4 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10 of our Current Report on Form 8-K filed on January 31, 2008).
10	.11*	Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 9, 2005).
10	.12*	Amendment No. 1 to the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 1, 2006).
10	.13*	Employment Agreement for Larry A. Frakes, dated May 10, 2007 (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 10, 2007)
10	.14*	Amended and Restated Employment Agreement for Larry A. Frakes, dated February 5, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 8, 2008).
10	.15*	Employment Agreement between United America Indemnity, Ltd. and Robert M. Fishman, dated November 9, 2006 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 13, 2006).
10	.16*	Executive Employment Agreement, dated as of April 1, 2006, between Wind River Insurance Company (Bermuda), Ltd. and David R. Whiting (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 17, 2006).

Exhibit No.		Description

10	.17*	Amended and Restated Executive Employment Agreement, dated January 1, 2005, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 12, 2005).
10	.18*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 12, 2006).
10	.19*	Amended and Restated Executive Agreement, dated January 1, 2005, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 12, 2005).
10	.20*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 12, 2006).
21	.1+	List of Subsidiaries.
23	.1+	Consent of PricewaterhouseCoopers LLP.
31	.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United America Indemnity, Ltd.

By:	/s/ Larry A. Frakes
Name: Larry A. Frakes
Title:  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 11, 2008.

Signature	Title

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Larry A. Frakes Larry A. Frakes	President, Chief Executive Officer, and Director

/s/ Kevin L. Tate Kevin L. Tate	Principal Financial and Accounting Officer

/s/ Seth J. Gersch Seth J. Gersch	Director

/s/ Stephen A. Cozen Stephen A. Cozen	Director

/s/ Richard L. Duszak Richard L. Duszak	Director

/s/ James R. Kroner James R. Kroner	Director

/s/ Michael J. Marchio Michael J. Marchio	Director

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES
(In thousands)

	As of December 31, 2007
			Amount
			Included in the
	Cost *	Value	Balance Sheet
Type of Investment:
Bonds:
United States Government and government agencies and authorities	$180,658	$186,808	$186,808
States, municipalities, and political subdivisions	866,971	873,993	873,993
Public utilities	32,423	32,278	32,278
All other corporate bonds	276,387	277,487	277,487

Total bonds	1,356,439	1,370,566	1,370,566

Equity securities:
Common stocks:
Public utilities	4,816	5,549	5,549
Banks, trusts and insurance companies	12,513	12,673	12,673
Industrial and miscellaneous	43,703	55,572	55,572
Non-redeemable preferred stock	11,802	11,883	11,883

Total equity securities	72,834	85,677	85,677

Other long-term investments	24,563	64,539	64,539

Total investments	$1,453,836	$1,520,782	$1,520,782

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(Dollars in thousands, except per share data)

	As of	As of
	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$4,901	$1,716
Equity in unconsolidated subsidiaries (1)	886,697	760,296
Due from affiliates	138	8,511
Other assets	1,556	1,030

Total assets	$893,292	$771,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Note payable to affiliate (1)	$56,000	$6,000
Other liabilities	1,016	2,283

Total liabilities	57,016	8,283

Commitments and contingencies

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized, 24,770,507 and 24,507,919 Class A common shares issued and outstanding and 12,687,500 Class B common shares issued and outstanding	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	519,980	515,357
Accumulated other comprehensive income, net of tax	40,172	22,580
Retained earnings	324,542	225,329
Class A common shares in treasury, at cost: 2,454,087 and 0 shares, respectively	(48,422)	—

Total shareholders’ equity	836,276	763,270

Total liabilities and shareholders’ equity	$893,292	$771,553

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — Condensed Financial Information of Registrant (continued)
(Parent Only)
Statement of Operations and Comprehensive Income
(Dollars in thousands)

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Revenues:
Total revenues	$115	$98

Expenses:
Other expenses	9,701	8,585

Loss before equity in earnings of unconsolidated subsidiaries	(9,586)	(8,487)
Equity in earnings of unconsolidated subsidiaries (1)	108,503	107,905

Net income	98,917	99,418

Other comprehensive income, net of tax:
Equity in other comprehensive income of unconsolidated subsidiaries	17,888	13,109

Other comprehensive income, net of tax	17,888	13,109

Comprehensive income, net of tax	$116,805	$112,527

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE II — Condensed Financial Information of Registrant – (continued)
(Parent Only)
Statement of Cash Flows
(Dollars in thousands)

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$98,917	$99,418
Adjustments to reconcile net income to net cash used for operating activities:
Equity in earnings of unconsolidated subsidiaries	(108,503)	(107,905)
Restricted stock and stock options	2,698	4,810
Change in:
Due to affiliates	8,373	(10,436)
Other assets and liabilities	(3,182)	2,800
Other – net	(6)	5

Net cash used for operating activities	(1,703)	(11,308)

Cash flows from investing activities:
Capital contributions from subsidiaries (1)	—	506

Net cash provided by investing activities	—	506

Cash flows from financing activities:
Issuance of common shares	1,002	1,000
Proceeds from exercise of stock options	1,902	4,575
Excess tax benefit from share-based compensation plans	406	431
Purchase of Class A common shares	(48,422)	—
Note issued by related party	50,000	6,000

Net cash provided by financing activities	4,888	12,006

Net increase in cash and equivalents	3,185	1,204
Cash and cash equivalents at beginning of period	1,716	512

Cash and cash equivalents at end of period	$4,901	$1,716

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.
See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in thousands)

		Future
		Policy Benefits,
	Deferred Policy	Losses, Claims And	Unearned	Other Policy and
Segment	Acquisition Costs	Loss Expenses	Premiums	Benefits Payable
At December 31, 2007:
Insurance Operations	$49,186	$1,496,344	$214,800	$—
Reinsurance Operations	3,319	6,893	13,563	—

At December 31, 2006:
Insurance Operations	60,086	1,702,010	283,265	—

At December 31, 2005:
Insurance Operations	59,339	1,914,224	272,552	—

			Benefits, Claims,		Corporate and
		Net	Losses And	Amortization of	Other	Net
	Premium	Investment	Settlement	Deferred Policy	Operating	Written
Segment	Revenue	Income	Expenses	Acquisition Costs	Expenses	Premium
For the year ended December 31, 2007:
Insurance Operations	$530,516	$—	$295,624	$(139,503)	$—	$478,274
Reinsurance Operations	5,807	—	3,617	(2,653)	—	12,261
Corporate	—	77,341	—	—	11,691	—

Total	$536,323	$77,341	$299,241	$(142,156)	$11,691	$490,535

For the year ended December 31, 2006:
Insurance Operations	$546,469	$—	$304,355	$(145,738)	$—	$560,535
Corporate	—	66,538	—	—	16,515	—

Total	$546,469	$66,538	$304,355	$(145,738)	$16,515	$560,535

For the year ended December 31, 2005:
Insurance Operations	$475,430	$—	$288,124	$(107,423)	$—	$519,733
Corporate	—	47,118	—	—	14,810	—

Total	$475,430	$47,118	$288,124	$(107,423)	$14,810	$519,733

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE IV — REINSURANCE
EARNED PREMIUMS
(Dollars in thousands)

					Percentage of
	Gross	Ceded to Other	Assumed from		Amount
	Amount(1)	Companies	Other Companies	Net Amount	Assumed to Net
For the year ended December 31, 2007:
Property & Liability Insurance	$605,316	$81,691	$12,698	$536,323	2.4%

For the year ended December 31, 2006:
Property & Liability Insurance	639,878	95,784	2,375	546,469	0.4%

For the year ended December 31, 2005:
Property & Liability Insurance	580,068	111,339	6,701	475,430	1.4%

(1)	Includes direct premiums written.

UNITED AMERICAN INDEMNITY, LTD.
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

	Balance at	Charged
	Beginning of	(Credited) to Costs	Charged (Credited)	Other	Balance at End
Description	Period	and Expenses	to Other Accounts	Deductions	of Period
For the year ended December 31, 2007:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—

Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,987	$(690)	$613	$—	$3,910
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	20,667	(5,092)	(5,033)	—	10,542

For the year ended December 31, 2006:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—

Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,574	$348	$65	$—	$3,987
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	28,954	(7,786)	(501)	—	20,667

For the year ended December 31, 2005:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—

Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,500	$375	$699	$—	$3,574
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	28,720	19	215	—	28,954

UNITED AMERICA INDEMNITY, LTD.
SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY
UNDERWRITERS
(Dollars in thousands)

		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claim
	Acquisition	Adjustment	Discount If	Unearned
	Costs	Expenses	Any Deducted	Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2007	$52,505	$1,503,237	$—	$228,363
As of December 31, 2006	60,086	1,702,010	—	283,265
As of December 31, 2005	59,339	1,914,224	—	272,552

						Paid Claims
		Net	Claims and Claim Adjustment		Amortization Of	and Claim
	Earned	Investment	Expense Incurred Related To		Deferred Policy	Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2007	$536,323	$77,341	$328,346	$(29,105)	$(142,156)	$233,699	$490,535
For the year ended December 31, 2006	546,469	66,538	319,927	(15,572)	(145,738)	208,304	560,535
For the year ended December 31, 2005	475,430	47,118	289,406	(1,282)	(107,423)	184,731	519,733
Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.