Form 10-Q
period 2008-03-31
UNITED AMERICA INDEMNITY, LTD
filed 2008-05-12
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2008, the registrant had outstanding 22,050,143 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;
2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., U.N. Holdings Inc., which was dissolved on May 31, 2006, Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, Emerald Insurance Company, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations;
3)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;
4)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, the United National Insurance Companies, International Underwriters, LLC, and J.H. Ferguson & Associates, LLC;
5)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;
6)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;

7)	our “Insurance Operations” refers to the U.S. Insurance Operations;

8)	our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on September 30, 2006;

9)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Insurance Company (Barbados), Ltd. was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Insurance Company, Ltd.;

10)	our “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006;

11)	our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.;

12)	our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance;

13)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;

14)	“AIS” refers to American Insurance Service, Inc.;

15)	“United National Group” refers to the United National Insurance Companies and Emerald Insurance Company;

16)	“Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies;

17)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

18)	“United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority;

19)	“Diamond State” refers to our product classification that includes property, general liability, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority;

20)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, and Penn-America Statutory Trust II;

21)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

22)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

23)	“$” or “dollars” refers to U.S. dollars.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,310,425 and $1,356,439)	$1,335,231	$1,370,566
Preferred shares:
Available for sale securities, at fair value (cost: $13,948 and $11,802)	13,759	11,883
Common shares:
Available for sale securities, at fair value (cost: $62,979 and $61,032)	69,431	73,794
Other invested assets
Available for sale securities, at fair value (cost: $24,563 and $24,563)	62,330	64,539

Total investments	1,480,751	1,520,782

Cash and cash equivalents	284,010	244,321
Agents’ balances, net	58,471	64,719
Reinsurance receivables	690,005	719,706
Accrued investment income	12,559	12,820
Deferred federal income taxes	8,668	8,219
Deferred acquisition costs	45,507	52,505
Goodwill	84,246	84,246
Intangible assets	22,268	22,520
Prepaid reinsurance premiums	26,848	29,218
Other assets	14,964	16,116

Total assets	$2,728,297	$2,775,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,494,816	$1,503,237
Unearned premiums	194,901	228,363
Federal income taxes payable	2,061	3,455
Ceded balances payable	15,771	15,758
Contingent commissions	5,718	9,600
Notes and debentures payable	137,531	137,602
Other liabilities	35,209	40,881

Total liabilities	1,886,007	1,938,896

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 24,822,125 and 24,770,507, respectively; Class A common shares outstanding: 22,049,542 and 22,316,420, respectively; Class B common shares issued and outstanding: 12,687,500	4	4
Additional paid-in capital	521,307	519,980
Accumulated other comprehensive income	43,556	40,172
Retained earnings	331,982	324,542
Class A common shares in treasury, at cost: 2,772,583 and 2,454,087 shares, respectively	(54,559)	(48,422)

Total shareholders’ equity	842,290	836,276

Total	$2,728,297	$2,775,172

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)
	Quarter Ended March 31,
	2008	2007
Revenues:

Gross premiums written	$99,062	$152,536

Net premiums written	$81,964	$134,055

Net premiums earned	$113,057	$138,437
Net investment income	17,786	18,868
Net realized investment gains (losses)	(1,070)	225

Total revenues	129,773	157,530

Losses and Expenses:
Net losses and loss adjustment expenses	76,650	81,841
Acquisition costs and other underwriting expenses	38,195	42,882
Corporate and other operating expenses	3,934	3,564
Interest expense	2,539	2,905

Income before income taxes	8,455	26,338
Income tax expense	565	4,074

Income before equity in net income (loss) of partnership	7,890	22,264
Equity in net income (loss) of partnership, net of tax	(443)	170

Income before discontinued operations	7,447	22,434
Discontinued operations, net of tax	(7)	159

Net income	$7,440	$22,593

Per share data:

Income from continuing operations:
Basic	$0.21	$0.61

Diluted	$0.21	$0.60

Discontinued operations:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income:
Basic	$0.21	$0.61

Diluted	$0.21	$0.60

Weighted-average number of shares outstanding:
Basic	34,700,928	37,112,783

Diluted	34,953,554	37,521,712

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	(Unaudited)
	Quarter Ended March 31,
	2008	2007
Net income	$7,440	$22,593

Other comprehensive income, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during period	2,684	2,810
Less: Reclassification adjustment for gains (losses) included in net income	(700)	146

Other comprehensive income, net of tax	3,384	2,664

Comprehensive income, net of tax	$10,824	$25,257

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Quarter Ended	Year Ended
	March 31, 2008	December 31, 2007
Number of Class A common shares:
Number at beginning of period	24,770,507	24,507,919
Common shares issued under share incentive plans	41,155	243,253
Common shares issued to directors	10,463	19,335

Number at end of period	24,822,125	24,770,507

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$519,980	$515,357
Contributed capital from Class A common shares	—	1,002
Share compensation plans	1,327	3,621

Balance at end of period	$521,307	$519,980

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$40,172	$22,580
Other comprehensive income	3,384	17,888
Adoption of SFAS 155	—	(296)

Balance at end of period	$43,556	$40,172

Retained earnings:
Balance at beginning of period	$324,542	$225,329
Adoption of SFAS 155	—	296
Net income	7,440	98,917

Balance at end of period	$331,982	$324,542

Number of Treasury Shares:
Number at beginning of period	2,454,087	—
Class A common shares purchased	318,496	2,454,087

Number at end of period	2,772,583	2,454,087

Treasury Shares, at cost:
Balance at beginning of period	$(48,422)	$—
Class A common shares purchased, at cost	(6,137)	(48,422)

Balance at end of period	(54,559)	$(48,422)

Total shareholders’ equity	$842,290	$836,276

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Quarter Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,440	$22,593
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	66	65
Amortization and depreciation	252	254
Restricted stock expense	1,046	861
Deferred federal income taxes	596	1,093
Amortization of bond premium and discount, net	655	94
Net realized investment (gains) losses	1,070	(225)
Equity in net (income) loss of partnerships	443	(170)
Changes in:
Agents’ balances	6,248	1,961
Reinsurance receivables	29,701	33,777
Unpaid losses and loss adjustment expenses	(8,421)	(2,303)
Unearned premiums	(33,462)	(6,478)
Ceded balances payable	13	1,186
Other assets and liabilities, net	(5,322)	(6,216)
Contingent commissions	(3,882)	(4,984)
Prepaid reinsurance premiums	2,370	2,098
Federal income taxes (receivable) payable	(1,394)	2,920
Deferred acquisition costs	6,998	(355)

Net cash provided by operating activities	4,417	46,171

Cash flows from investing activities:
Proceeds from sale of bonds	70,694	27,464
Proceeds from sale of stocks	7,312	8,957
Proceeds from maturity of bonds	8,137	29,500
Purchase of bonds	(33,058)	(59,117)
Purchase of stocks	(11,886)	(8,507)

Net cash provided by (used for) investing activities	41,199	(1,703)

Cash flows from financing activities:
Borrowing under credit facilities	—	6
Repayments of credit facilities	—	(1,229)
Proceeds from exercises of stock options	324	1,405
Tax benefits (expense) associated with SFAS 123R	(43)	148
Purchase of Class A common shares	(6,137)	—
Principal payments of term debt	(71)	(266)

Net cash provided by (used for) financing activities	(5,927)	64

Net change in cash and cash equivalents	39,689	44,532
Cash and cash equivalents at beginning of period	244,321	273,745

Cash and cash equivalents at end of period	$284,010	$318,277

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
The consolidated financial statements as of March 31, 2008 and 2007 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters ended March 31, 2008 and 2007 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), and Penn-America Statutory Trust II (“Penn Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $45.0 million in floating rate capital securities (“Trust Preferred Securities”) and $1.4 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $46.4 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. The registration of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust I (“Penn Trust I”), was cancelled effective January 15, 2008 as a result of the redemption of its $15.0 million issued and outstanding notes on December 4, 2007.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Investments
The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value.  The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities.  In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. In 2008 and 2007, the difference between amortized cost and fair value of these investments, excluding the Company’s convertible bond and preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and preferred stocks is included in income.
Bonds available for sale with an estimated fair market value of approximately $812.5 million and $809.2 million were deposited in trust or with various governmental authorities in accordance with statutory requirements at March 31, 2008 and December 31, 2007, respectively. In addition, bonds with an estimated fair market value of $6.3 million and $6.2 million at March 31, 2008 and December 31, 2007, respectively, were held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2008:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
(Dollars in	Number of	Estimated	Amortized		Months or	Seven Months	than One
thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)
Bonds	184	$299,385	$304,882	$5,497	$1,946	$756	$2,795
Preferred stock	3	5,907	6,250	343	343	—	—
Common stock	44	22,866	26,855	3,989	2,283	1,686	20

				$9,829	$4,572	$2,442	$2,815

(1)	At March 31, 2008, the Company had 96 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities were $117.5 million and $120.3 million, respectively. The Company has analyzed these securities and has determined that they are not other than temporarily impaired. The Company has the ability to hold these investments until maturity or until recovery. 100% of these securities are investment grade.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2007:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
(Dollars in	Number of	Estimated	Amortized		Months or	Seven Months	than One
thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)
Bonds	266	$374,064	$379,222	$5,158	$877	$337	$3,944
Preferred stock	1	2,363	2,500	137	137	—	—
Common stock	31	15,714	17,715	2,001	1,502	499	—

				$7,296	$2,516	$836	$3,944

(1)	At December 31, 2007, the Company had 215 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities were $293.8 million and $297.7 million, respectively. The Company has analyzed these securities and has determined that they are not other than temporarily impaired. The Company has the ability to hold these investments until maturity or until recovery. 100% of these securities are investment grade.
Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of March 31, 2008 concluded the gross unrealized losses discussed above are not other than temporary impairments. Accordingly, these gross unrealized losses are recognized as income or a component of shareholders’ equity, net of taxes.
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
For equity securities, management reviews securities with unrealized losses that have either (1) persisted for more than twelve consecutive months or (2) the value of the investment has been 20% or more below cost for six

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
continuous months or more to determine if the security should be impaired. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine if impairment is required.
The Company recorded the following other than temporary losses on its investment portfolio for the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31,
(Dollars in thousands)	2008	2007
Bonds	$—	$21
Common stock	79	—

Total	$79	$21

The Company had approximately $4.7 million and $5.8 million worth of investment exposure through subprime and Alt-A investments as of March 31, 2008 and December 31, 2007, respectively. An Alt-A investment is one in which the risk falls between prime and subprime. Of these amounts, approximately $2.8 million and $3.7 million of those investments, respectively, have been rated AAA by Standard & Poor’s. The remaining subprime exposure is rated BBB or higher. There were no impairments on these investments during the quarter ended March 31, 2008 or year ended December 31, 2007.
3. Fair Value Measurements
As stated in Note 2 of the consolidated financial statements in Item 8 of Part II in the Company’s 2007 Annual Report on Form 10-K, on January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, with the change in fair value recorded in earnings. The Company elected to apply the fair value option within its limited partnership investment portfolio to those investments where the Company owns more than a 3% interest. The fair value of these investments was $12.8 million as of March 31, 2008. Since these securities are already reported at fair value and the change in the value of the investment is included in income, the adoption of SFAS 159 did not have any impact on the Company’s consolidated financial condition or results of operations. The fair value option was not elected for the Company’s investments in limited partnerships with less than a 3% ownership interest
The Company also adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of SFAS 157. Therefore, the implementation of SFAS 157 did not have any impact on the Company’s consolidated financial condition or results of operations.  The implementation of SFAS 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.
The Company’s invested assets are carried at their fair value. In accordance with SFAS 157, assets recorded at fair value are categorized based upon a fair value hierarchy:
•	Level 1 — inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access.

•	Level 2 — inputs utilize inputs other than quoted prices included in Level 1 that are observable for the similar assets, either directly or indirectly.

•	Level 3 — inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specifics to the asset.
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for invested assets within the Level 3 category presented in the tables below may include changes in fair value that are attributed to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities inputs).
The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Bonds:
Obligations of state and political subdivision	$—	$232,323	$—	$232,323
Mortgage-backed and asset-backed securities	—	610,819	1,995	612,814
U.S. treasury and agency obligations	70,633	119,889	—	190,522
Corporate notes	—	299,572	—	299,572

Total bonds	70,633	1,262,603	1,995	1,335,231
Preferred shares	470	13,289	—	13,759
Common shares	68,225	1,206	—	69,431
Other invested assets	—	—	62,330	62,330
Cash and cash equivalents	55,310	228,700	—	284,010

Total invested assets	$194,638	$1,505,798	$64,325	$1,764,761

The securities classified as Level 2 in the above table consist primarily of fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.
The securities classified as Level 3 in the above table consist of $2.0 million of asset-backed securities with unobservable inputs for which price quotes from brokers were used to indicate fair value. The remaining $62.3 million was related to our limited partnership investments.  Of this amount, $16.8 million was comprised of securities for which there is no readily available independent market price.  Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.  The remaining $45.5 million was related to limited partnerships that invest mainly in securities that are publicly traded.  However, since we do not have the ability to see the invested asset composition of these limited partnerships on a daily basis, we have classified these investments within the Level 3 category.
The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter ended March 31, 2008:

	Fair Value Measurements Using Level 3 Inputs
		Other
		Invested
(Dollars in thousands)	Bonds	Assets	Total
Beginning balance at January 1, 2008	$2,376	$64,539	$66,915
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	(681)	(681)
Included in accumulated other comprehensive income	(88)	(1,528)	(1,616)
Sales	(293)	—	(293)

Ending balance at March 31, 2008	$1,995	$62,330	$64,325

Gains (losses) for the quarter ended March 31, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at March 31, 2008	$—	$(681)	$(681)

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
At March 31, 2008 and December 31, 2007, the Company carried reinsurance receivables of $690.0 million and $719.7 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million at March 31, 2008 and December 31, 2007. The allowance for uncollectible reinsurance receivables was $10.5 million at March 31, 2008 and December 31, 2007.
At March 31, 2008 and December 31, 2007, the Company held collateral securing its reinsurance receivables of $499.5 million and $520.8 million, respectively. Prepaid reinsurance premiums were $26.8 million and $29.2 million at March 31, 2008 and December 31, 2007, respectively. Reinsurance receivables, net of collateral held, were $190.5 million and $198.9 million at March 31, 2008 and December 31, 2007, respectively.
During the quarters ended March 31, 2008 and 2007, the Company recorded the following ceded amounts:

	Quarter Ended March 31,
(Dollars in thousands)	2008	2007
Earned premium	$19,466	$20,577
Commissions	3,423	4,529
Incurred losses	5,371	11,355
The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels, as follows:
Property Catastrophe – The Company’s current property writings create exposure to catastrophic events.  To protect against these exposures, the Company purchases property catastrophe coverage.  In June 2007, the Company entered into a new property catastrophe reinsurance agreement that provides single event coverage for losses of $100.0 million in excess of $10.0 million.  This coverage provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated and replaces the contracts that expired on May 31, 2007. The Company did not cede any incurred losses under the property catastrophe contracts during the quarter ended March 31, 2008.
Property Excess of Loss – On January 1, 2008, the Company renewed its property excess of loss treaty. The Company’s retention remained unchanged at $1.0 million per risk. The Company has increased its protection for individual property losses by purchasing additional limits of $10.0 million in excess of $5.0 million per risk. As a result, the Company’s property treaty now covers losses of $14.0 million in excess of $1.0 million per risk.
Professional Liability Excess of Loss – On January 1, 2008, the Company renewed its professional liability excess of loss treaty. The Company’s retention remained unchanged at $0.5 million per occurrence. The Company’s professional liability excess of loss treaty has limits of $9.5 million in excess of $0.5 million.
General Liability Excess of Loss – As of March 31, 2008, the Company’s general liability excess of loss treaty remains in effect.  The Company’s ultimate net loss on this treaty, not including loss adjustment expenses which are allocated in proportion to losses retained and ceded, remains at $0.75 million per occurrence. The Company’s general liability excess of loss treaty has limits of $2.25 million in excess of $0.75 million per occurrence.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter ended March 31, 2008.
5. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters ended March 31, 2008 and 2007 were as follows:

Quarter Ended March 31, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$46,105	$93,292	$(40,335)	$99,062

Net premiums written	$41,633	$40,331	$—	$81,964

Net premiums earned	$58,099	$54,958	$—	$113,057
Net investment income	10,554	11,779	(4,547)	17,786
Net realized investment losses	(12)	(920)	(138)	(1,070)

Total revenues	68,641	65,817	(4,685)	129,773
Losses and Expenses:
Net losses and loss adjustment expenses	38,079	38,571	—	76,650
Acquisition costs and other underwriting expenses	23,101	15,094	—	38,195
Corporate and other operating expenses	2,604	1,330	—	3,934
Interest expense	—	7,086	(4,547)	2,539

Income before income taxes	$4,857	$3,736	$(138)	$8,455

Quarter Ended March 31, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Gross premiums written	$77,919	$145,602	$(70,985)	$152,536

Net premiums written	$74,482	$59,573	$—	$134,055

Net premiums earned	$69,580	$68,857	$—	$138,437
Net investment income	10,403	13,011	(4,546)	18,868
Net realized investment gains	—	246	(21)	225

Total revenues	79,983	82,114	(4,567)	157,530
Losses and Expenses:
Net losses and loss adjustment expenses	42,726	39,115	—	81,841
Acquisition costs and other underwriting expenses	24,799	18,414	(331)	42,882
Corporate and other operating expenses	1,547	1,841	176	3,564
Interest expense	—	7,451	(4,546)	2,905

Income before income taxes	$10,911	$15,293	$134	$26,338

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended March 31,
	2008		2007
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Income
Expected tax provision at weighted average rate	$1,279	15.1%	$5,420	20.6%
Adjustments:
Tax exempt interest	(713)	(8.4)	(600)	(2.3)
Dividend exclusion	(161)	(1.9)	(116)	(0.4)
Other	160	1.9	(630)	(2.4)

Income tax expense	$565	6.7%	$4,074	15.5%

The Company recognized tax (benefit) expense on discontinued operations of $(0.004) million and $0.1 million for the quarters ended March 31, 2008 and 2007, respectively.
The effective tax rate for the quarter ended March 31, 2008 was 6.7%, compared with an effective rate of 15.5% for the quarter ended March 31, 2007.  The decrease in the effective tax rate is primarily due to a decrease in underwriting income and an increase in net realized investment losses. The effective rates differed from the weighted average expected rate of 15.1% and 20.6% for the quarters ended March 31, 2008 and 2007, respectively, primarily due to investments in tax-exempt securities.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Internal Revenue Service (“IRS”) initiated examination of the U.S. income tax return of Penn-America Group, Inc. and its subsidiaries for the period January 1, 2005 through January 24, 2005 in the third quarter of 2007. The IRS completed its examination during the first quarter of 2008. No audit adjustments were made.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $3.5 million and $3.6 million as of March 31, 2008 and December 31, 2007, respectively.
If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits decreased $0.1 million during the quarter ended March 31, 2008 due to the expiration of the statute of limitations. As a result, the effective income tax rate was reduced by 1.6% during the quarter ended March 31, 2008.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2008, the Company has recorded $0.4 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at March 31, 2008, the related adjustments could have a material impact on the Company’s future results of operations.
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended March 31,
(Dollars in thousands)	2008	2007
Unpaid losses and loss adjustment expenses at beginning of period	$1,503,237	$1,702,010
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	702,353	966,668

Net balance at beginning of period	800,884	735,342

Incurred losses and loss adjustment expenses related to:
Current year	76,650	83,398
Prior years	—	(1,557)

Total incurred losses and loss adjustment expenses	76,650	81,841

Paid losses and loss adjustment expenses related to:
Current year	5,933	4,274
Prior years	56,560	41,974

Total paid losses and loss adjustment expenses	62,493	46,248

Net balance at end of period	815,041	770,935
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	679,775	928,772

Unpaid losses and loss adjustment expenses at end of period	$1,494,816	$1,699,707

7. Debt
The Company’s debt is comprised of guaranteed senior notes, junior subordinated debentures, a discretionary demand line of credit, notes payable, and loans payable. The following items had changes during the quarter ended March 31, 2008:
Junior Subordinated Debentures
On March 31, 2008, the Company provided notice to the trustee of Penn Trust II that it intends to redeem all of the $15.0 million issued and outstanding notes of Penn Trust II on May 15, 2008. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of Penn-America Group, Inc., which are the sole assets of Penn Trust II, will also be redeemed.
Loans Payable
Loans payable of $1.1 million and $1.2 million as of March 31, 2008 and December 31, 2007 were comprised of a loan payable to a former minority shareholder. Interest expense related to loans payable was $0.01 million and $0.01 million for the quarters ended March 31, 2008 and 2007, respectively.
There were no other significant changes to the Company’s debt during the quarter ended March 31, 2008.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Related Party Transactions
As of March 31, 2008, Fox Paine & Company beneficially owned shares having approximately 86.3% of the Company’s total outstanding voting power.  Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors.  The Company’s Chairman is a member of Fox Paine & Company.  In addition, another director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company directly reimbursed Fox Paine & Company $0.02 million and $0.1 million during the quarters ended March 31, 2008 and 2007, respectively, for expenses incurred in providing management services.
At March 31, 2008 and December 31, 2007, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $7.1 million and $5.6 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, the Company had an unfunded capital commitment of $4.1 million to the partnership. On April 1, 2008, the Company made a capital call contribution of $0.3 million to the partnership.
During the quarter ended March 31, 2008, the Company paid $0.3 million for legal services rendered by Cozen O’Connor. There were no payments to Cozen O’Connor during the quarter ended March 31, 2007. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
The Company paid $0.2 million during each of the quarters ended March 31, 2008 and 2007 in premium to Validus Reinsurance, Ltd. (“Validus”), a current participant on the Company’s $100.0 million in excess of $10.0 million catastrophe reinsurance treaty and the Company’s $30.0 million in excess of $30.0 million and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties, which expired on May 31, 2007. No losses have been ceded by the Company under these treaties. Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended March 31,
(Dollars in thousands)	2008	2007
Ceded written premium	$3,496	$3,333
Ceded losses	797	164
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
9. Commitments and Contingencies
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
10. Share-Based Compensation Plans
During 2008, the Company granted 73,675 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $19.87 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”).  In addition, the Company granted an aggregate of 10,463 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $19.92 per share, to non-employee directors of the Company under the Plan.  Also, the Company cancelled 197,473 and granted 249,419 Time-Based Options, and cancelled 197,473 and granted 249,419 Performance-Based Options under the Plan as a result of the amendment and restatement of Larry A. Frakes’s employment agreement.  The Time-Based Options vest in 25% increments over a four-year period and expire ten years after the grant date.  The Performance-Based Options vest in 25% increments over a four-year period and are conditional upon the Company achieving various operating targets and expire ten years after the grant date.
11. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Income from continuing operations	$7,447	$22,434
Discontinued operations	(7)	159

Net income	$7,440	$22,593

Basic earnings per share:
Weighted average shares for basic earnings per share	34,700,928	37,112,783

Income from continuing operations	$0.21	$0.61
Discontinued operations	0.00	0.00

Net income	$0.21	$0.61

Diluted earnings per share:
Weighted average shares for diluted earnings per share	34,953,554	37,521,712

Income from continuing operations	$0.21	$0.60
Discontinued operations	0.00	0.00

Net income	$0.21	$0.60

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended March 31,
	2008	2007
Weighted average shares for basic earnings per share	34,700,928	37,112,783
Non-vested restricted stock	62,247	29,371
Options and warrants	190,379	379,558

Weighted average shares for diluted earnings per share	34,953,554	37,521,712

The weighted average shares outstanding used to determine dilutive earnings per share as of March 31, 2008 does not include 518,838 shares that were determined to be anti-dilutive.

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
The Insurance Operations segment, the Reinsurance Operations segment, and the discontinued Agency Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 2 to the consolidated financial statements in Item 8 of Part II in the Company’s 2007 Annual Report on Form 10-K.
Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2008:	Insurance
(Dollars in thousands)	Operations		Reinsurance		Corporate	Total
Revenues:
Gross premiums written	$93,292		$5,770	(1)	$—	$99,062

Net premiums written	$80,668		$1,296	(1)	$—	$81,964

Net premiums earned	$109,919		$3,138	(1)	$—	$113,057
Net investment income	—		—		17,786	17,786
Net realized investment losses	—		—		(1,070)	(1,070)

Total revenues	109,919		3,138		16,716	129,773
Losses and Expenses:
Net losses and loss adjustment expenses	74,216		2,434		—	76,650
Acquisition costs and other underwriting expenses	36,641	(2)	1,554	(3)	—	38,195
Corporate and other operating expenses	—		—		3,934	3,934
Interest expense	—		—		2,539	2,539

Income (loss) before income taxes	$(938)		$(850)		$10,243	8,455

Income tax expense						565

Income before equity in net loss of partnership						7,890
Equity in net loss of partnership, net of tax						(443)

Income before discontinued operations						7,447
Discontinued operations, net of tax						(7)

Net income						$7,440

Total Assets	$2,069,307		$658,990		$—	$2,728,297

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $550 relating to offshore cession.

(3)	Includes all Wind River Reinsurance expenses other than excise tax.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended March 31, 2007:	Insurance
(Dollars in thousands)	Operations		Reinsurance		Corporate	Eliminations	Total
Revenues:
Gross premiums written	$145,602		$6,934	(1)	$—	$—	$152,536

Net premiums written	$130,558		$3,497	(1)	$—	$—	$134,055

Net premiums earned	$137,714		$723	(1)	$—	$—	$138,437
Net investment income	—		—		18,868	—	18,868
Net realized investment gains	—		—		225	—	225

Total revenues	137,714		723		19,093	—	157,530
Losses and Expenses:
Net losses and loss adjustment expenses	81,377		464		—	—	81,841
Acquisition costs and other underwriting expenses	42,504	(2)	709	(3)	—	(331)	42,882
Corporate and other operating expenses	—		—		3,388	176	3,564
Interest expense	—		—		2,905	—	2,905

Income (loss) before income taxes	$13,833		$(450)		$12,800	$155	26,338

Income tax expense							4,074

Income before equity in net income of partnership							22,264
Equity in net income of partnership, net of tax							170

Income before discontinued operations							22,434
Discontinued operations, net of tax							159

Net income							$22,593

Total Assets	$2,445,585		$556,206		$—	$—	$3,001,791

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $422 relating to offshore cession.

(3)	Includes all Wind River Reinsurance expenses other than excise tax.
13. Supplemental Cash Flow Information
Taxes and Interest Paid

	Quarter Ended March 31,
(Dollars in thousands)	2008	2007
Net U.S. federal income taxes paid	$1,401	$—
Interest paid	4,195	4,236
14. Subsequent Events
On April 1, 2008, the Company made a capital contribution of $0.3 million to its investment in Fox Paine Capital Fund II International, L.P., an investment fund that is managed by Fox Paine & Company.
On April 10, 2008, the Company announced the resignation of Kevin L. Tate, the Company’s current Chief Financial Officer, and the appointment of Thomas M. McGeehan, Vice President and Corporate Controller, as Interim Chief Financial Officer effective May 15, 2008. The Company has commenced a process to name a permanent successor.

UNITED AMERICA INDEMNITY, LTD.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Developments
On April 10, 2008, we announced the resignation of Kevin L. Tate, our current Chief Financial Officer, and the appointment of Thomas M. McGeehan, Vice President and Corporate Controller, as Interim Chief Financial Officer effective May 15, 2008. We have commenced a process to name a permanent successor.
Overview
Our Insurance Operations distribute property and casualty insurance products through a group of approximately 130 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, general liability, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.
Our Reinsurance Operations are comprised of the operations of Wind River Reinsurance, a Bermuda-based treaty and facultative reinsurer of excess and surplus lines and specialty property and casualty insurance.
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
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about our product classifications, see “General – Our Insurance Operations” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.
The reserve analyses performed by our actuaries during the quarter ended March 31, 2008 were reviewed by an independent actuary. Management did not rely on this review, but the information was used to corroborate the work performed by our internal actuarial staff.
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

UNITED AMERICA INDEMNITY, LTD.
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
The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place, and the method requires analysis of all the factors that need to be reviewed for the Expected Loss Ratio and Incurred Development methods.
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

UNITED AMERICA INDEMNITY, LTD.
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
For other more complex reserve categories where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defects and asbestos and environmental (“A&E”).
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
Reserve analyses performed by our actuaries result in actuarial point estimates.  The results of the detailed reserve reviews were summarized and discussed with our senior management to determine the best estimate of reserves.  This group considered many factors in making this decision.  The factors included, but were not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.  Our actuaries and management meet to review the analysis and discuss the factors noted above to arrive at the best estimate.

UNITED AMERICA INDEMNITY, LTD.
Management’s best estimate at March 31, 2008 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment.  This resulted in carried gross and net reserves of $1,494.8 million and $815.0 million, respectively, as of March 31, 2008. A breakout of our gross and net reserves as of March 31, 2008 is as follows:

	Gross Reserves (1)
(Dollars in thousands)	Case	IBNR (2)	Total
Insurance Operations:
Penn-America	$185,690	$395,110	$580,800
United National	241,985	520,181	762,166
Diamond State	56,808	84,573	141,381

Total Insurance Operations	484,483	999,864	1,484,347

Reinsurance Operations:
Wind River Reinsurance	415	10,054	10,469

Total	$484,898	$1,009,918	$1,494,816

	Net Reserves (1) (3)
(Dollars in thousands)	Case	IBNR (2)	Total
Insurance Operations:
Penn-America	$167,930	$323,556	$491,486
United National	56,830	158,546	215,376
Diamond State	40,250	60,949	101,199

Total Insurance Operations	265,010	543,051	808,061

Reinsurance Operations:
Wind River Reinsurance	381	6,599	6,980

Total	$265,391	$549,650	$815,041

(1)	Excludes the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement.

(2)	Losses incurred but not reported.

(3)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
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

UNITED AMERICA INDEMNITY, LTD.
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
Previous reserve analyses have resulted in our identification of information and trends that have caused us to increase or decrease our reserves in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to us. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. We believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $76.7 million for claims occurring during the quarter ended March 31, 2008:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(11,114)	$(7,473)	$(3,833)	$(192)	$3,449
	-3%	(9,735)	(6,017)	(2,300)	1,418	5,136
	-2%	(9,045)	(5,289)	(1,533)	2,223	5,979
	-1%	(8,355)	(4,561)	(767)	3,028	6,822
	0%	(7,665)	(3,833)	—	3,833	7,665
	1%	(6,975)	(3,104)	767	4,637	8,508
	2%	(6,285)	(2,376)	1,533	5,442	9,351
	3%	(5,595)	(1,648)	2,300	6,247	10,194
	5%	(4,216)	(192)	3,833	7,857	11,881
Our net reserves for losses and loss expenses of $815.0 million as of March 31, 2008 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. See Note 4 to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectibility of our reinsurance receivables.

UNITED AMERICA INDEMNITY, LTD.
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
For equity securities, management carefully reviews securities with unrealized losses that have either (1) persisted for more than twelve consecutive months or (2) the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine if impairment is required.
For an analysis of our securities with gross unrealized losses as of March 31, 2008 and December 31, 2007, and for other than temporary losses that we recorded for the quarters ended March 31, 2008 and 2007, please see Note 2 to the consolidated financials statements in Item 1 of Part I of this report.
Fair Value Measurements
As stated in Note 3 to the consolidated financial statements in Item 1 of Part I of this report, we have adopted SFAS 157 effective January 1, 2008.  In connection with this adoption, we categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy as defined by SFAS 157. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 3 for further information about the fair value hierarchy and our assets that are accounted for at fair value.
Goodwill and Intangible Assets
We use several techniques to value the recoverability of our intangible assets. Discounted cash flow and cost to replace methods were used to value agency relationships, customer contracts, and insurer relationships. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. Reviews of recoverability and useful lives are performed at least annually.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. We concluded our annual impairment review of goodwill and other indefinite lived assets during the quarter ended March 31, 2008 and have concluded that goodwill and other indefinite lived assets were not impaired as of March 31, 2008. We are monitoring the premium decline that occurred during the first quarter of 2008 and will perform additional impairment reviews during 2008 if the trend continues. Impairment is recognized if the fair value of the company is less than its carrying amount.
For our expected amortization expense for the next five fiscal years, see “Critical Accounting Estimates and Policies” in Item 7 of Part II in our Annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2008.

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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2008. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
We adopted the provisions of FIN 48 on January 1, 2007. As a result, we apply a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 5 to the consolidated financial statements in Item 1 of Part I of this report for a discussion of FIN 48.
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

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data from continuing operations for our segments during the periods indicated:

	Quarter Ended March 31,
(Dollars in thousands)	2008	2007
Insurance Operations premiums written:
Gross premiums written	$93,292	$145,602
Ceded premiums written	12,624	15,044

Net premiums written	$80,668	$130,558

Reinsurance Operations premiums written:
Gross premiums written	$5,770	$6,934
Ceded premiums written	4,474	3,437

Net premiums written	$1,296	$3,497

Revenues:
Insurance Operations	$109,919	$137,714
Reinsurance Operations	3,138	723
Corporate (1)	16,716	19,093

Total revenues	$129,773	$157,530

Expenses:
Insurance Operations	$110,857	$123,881
Reinsurance Operations	3,988	1,173
Corporate (2)	6,473	6,293

Subtotal	121,318	131,347
Intercompany eliminations	—	(155)

Net expenses	$121,318	$131,192

Income (loss) before income taxes:
Insurance Operations	$(938)	$13,833
Reinsurance Operations	(850)	(450)
Corporate	10,243	12,800

Subtotal	8,455	26,183
Intercompany eliminations	—	155

Total income before income taxes	$8,455	$26,338

Insurance combined ratio analysis: (3)
Net losses and loss adjustment expense ratio	67.8	59.1
Other underwriting expense ratio	33.8	31.0

Combined ratio	101.6	90.1

(1)	Comprised of net investment income and net realized investment gains (losses).

(2)	Comprised of interest expense, outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to insurance or reinsurance operations.

(3)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
Quarter Ended March 31, 2008 Compared with the Quarter Ended March 31, 2007
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $99.1 million for the quarter ended March 31, 2008, compared with $152.5 million for the quarter ended March 31, 2007, a decrease of $53.5 million or 35.1%.
A breakdown of gross premiums written by product classification is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	March 31, 2008	March 31, 2007	(Decrease)
Insurance Operations:
Penn-America	$44,181	$80,521	$(36,340)
United National	24,931	36,575	(11,644)
Diamond State	24,179	28,506	(4,327)

Total Insurance Operations	93,291	145,602	(52,311)

Reinsurance Operations:
Wind River Reinsurance	5,771	6,934	(1,163)

Total	$99,062	$152,536	$(53,474)

•	Insurance Operations:
•	Penn-America gross premiums written decreased $36.3 million primarily due to a reduction of $14.4 million due to terminations of business that did not meet our profitability requirements, a reduction of $12.3 million from catastrophe prone areas, a reduction of $9.6 million due to price decreases in the aggregate of approximately 4.0%, and other market factors.

•	United National gross premiums written decreased $11.6 million primarily due to a reduction of $1.3 million from a terminated 100% reinsured property program, a decline of $4.5 million in habitational business, and the remaining $5.8 million is due to price decreases in the aggregate of approximately 5.0% and other market factors.

•	Diamond State gross premiums written decreased $4.3 million primarily due to price decreases in the aggregate of approximately 4.0% and other market factors.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written decreased $1.2 million primarily due to the termination of a third-party treaty that did not meet our profitability requirements.
Net premiums written, which equal gross premiums written less ceded premiums written, were $82.0 million for the quarter ended March 31, 2008, compared with $134.1 million for the quarter ended March 31, 2007, a decrease of $52.1 million or 38.9%. The ratio of net premiums written to gross premiums written was 82.7% for the quarter ended March 31, 2008 and 87.9% for the quarter ended March 31, 2007, a decline of 5.2 points. The primary reason for the decline was because we modified our property reinsurance on January 1, 2007, resulting in an increase of property risk retention from $0.5 million to $1.0 million for property losses occurring on or after January 1, 2007. The property treaty that was in place at January 1, 2007 was terminated, and ceded unearned premium was returned.

UNITED AMERICA INDEMNITY, LTD.
A breakdown of net premiums written by business classification is as follows:

	Quarter Ended	Quarter Ended	Increase /
(Dollars in thousands)	March 31, 2008	March 31, 2007	(Decrease)
Insurance Operations:
Penn-America	$39,399	$75,680	$(36,281)
United National	21,347	29,544	(8,197)
Diamond State	19,918	25,334	(5,416)

Total Insurance Operations	80,664	130,558	(49,894)

Reinsurance Operations:
Wind River Reinsurance	1,300	3,497	(2,197)

Total	$81,964	$134,055	$(52,091)

•	Insurance Operations:
•	Penn-America net premiums written decreased $36.3 million primarily due to the reduction of gross premiums written noted above.
•	United National net premiums written decreased $8.2 million primarily due to reductions in non-owned auto business and habitational business.
•	Diamond State net premiums written decreased $5.4 million primarily due to the reduction of gross premiums written noted above.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written decreased $2.2 million primarily due to the non-renewal in 2008 of a third party reinsurance treaty.
Net premiums earned were $113.1 million for the quarter ended March 31, 2008, compared with $138.4 million for the quarter March 31, 2007, a decrease of $25.4 million or 18.3%. The decrease in net premiums earned is attributable to a $27.8 million decrease in net premiums earned from our Insurance Operations segment and a $2.4 million increase in net premiums earned from our Reinsurance Operations segment.
•	The decrease in net premiums earned from our Insurance Operations segment was attributable to the decreases in net premiums written noted above, as well as to declines in the 2007 net written premium of $490.5 million compared to the 2006 net written premium of $560.5 million. The net unearned premium reserve at December 31, 2007 was $192.7 million compared to $244.9 million at December 31, 2006, a decrease of $45.8 million or 18.7%.

•	The increase in net premiums earned from our Reinsurance Operations segment is primarily due to business written in the latter part of 2007.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $17.8 million for the quarter ended March 31, 2008, compared with $18.9 million for the quarter ended March 31, 2007, a decrease of $1.1 million or 5.7%.
•	Gross investment income, excluding realized gains and losses, was $19.3 million for the quarter ended March 31, 2008, compared with $20.4 million for the quarter ended March 31, 2007, a decrease of $1.1 million or 5.2%. The decrease was primarily due to reductions in short-term interest rates. In addition, our limited partnership investments did not make any distributions in the first quarter of 2008. We had $0.0 million of gross investment income from our limited partnership investments during the quarter ended March 31, 2008 compared to $0.3 million for the quarter ended March 31, 2007. Excluding limited partnership distributions, gross investment income for the quarter ended March 31, 2008 decreased 3.9% compared to the quarter ended March 31, 2007.

UNITED AMERICA INDEMNITY, LTD.
•	Investment expenses were $1.5 million for each of the quarters ended March 31, 2008 and 2007.
The average duration of our bonds increased to 3.9 years as of March 31, 2008 from 3.6 years as of March 31, 2007. Including cash and short term investments, the average duration of our investments as of March 31, 2008 was 3.3 years, compared to 3.0 years as of March 31, 2007. At March 31, 2008, our embedded book yield on our bonds, not including cash and short term investments, was 4.96% compared with 4.94% at March 31, 2007.
Net Realized Investment Gains (Losses)
Net realized investment losses were $1.1 million for the quarter ended March 31, 2008, compared to net realized investment gains of $0.2 million for the quarter ended March 31, 2007, a decrease of $1.3 million. The net realized investment losses for the quarter ended March 31, 2008 consist primarily of net losses of $0.1 million relative to bond portfolios, including other than temporary impairment losses of $0.1 million, net losses of $0.8 million relative to market value declines in our convertible portfolios, and net losses of $0.2 million relative to our equity portfolios. The net realized investment gains for the quarter ended March 31, 2007 consist primarily of net gains of $0.6 million relative to bond portfolios, net of other than temporary impairment losses of $0.02 million, net gains of $0.8 million relative to our equity portfolios, and net losses of $1.2 million relative to our convertible portfolio.
Net Losses and Loss Adjustment Expenses
The loss ratio for the quarter ended March 31, 2008 was 67.8% compared with 59.1% for the quarter ended March 31, 2007. The loss ratio is a non-GAAP financial measure that is generally viewed as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The reduction in our reinsurance reserve allowance in 2007 decreased the loss ratio for 2007 by 1.1 points. Excluding the impact of the reduction in our reinsurance reserve allowance, the loss ratio increased 7.6 points from 60.2% for the quarter ended March 31, 2007 to 67.8% for the quarter ended March 31, 2008. This increase was primarily due to an increase in the loss ratio for our property products, which increased 16.7 points from 50.4% for the quarter ended March 31, 2007 to 67.1% for the quarter ended March 31, 2008 primarily due to an increase in non-catastrophe weather-related claims and increased average severity of losses related to fires. The loss ratio for our casualty products for the quarter ended March 31, 2008 increased 2.5 points from 65.7% for the quarter ended March 31, 2007 to 68.2% for the quarter ended March 31, 2008 primarily due to increased loss trends.
Net losses and loss adjustment expenses were $76.7 million for the quarter ended March 31, 2008, compared with $81.8 million for the quarter ended March 31, 2007, a decrease of $5.2 million or 6.3%. Excluding the impact of a $1.6 million reduction in our reinsurance reserve allowance in 2007, net losses and loss adjustment expenses would have been $83.4 million for the quarter ended March 31, 2007. The decrease in incurred losses and loss adjustment expenses from $83.4 million for the quarter ended March 31, 2007 to $76.7 million for the quarter ended March 31, 2008 is primarily attributable to a decrease in net premiums earned, offset by an increase in property losses due to the factors noted above and casualty loss cost inflation. Property net premiums earned for the quarters ended March 31, 2008 and 2007 were $39.5 million and $49.4 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2008 and 2007 were $73.6 million and $89.0 million, respectively.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $38.2 million for the quarter ended March 31, 2008, compared with $42.9 million for the quarter ended March 31, 2007, a decrease of $4.7 million or 10.9%. This decrease is primarily due to a $5.9 million decrease in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $1.2 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.
•	The decrease in our Insurance Operations segment is due to a $4.9 million decrease in acquisition costs, which is primarily due to a decrease in commission expenses as a result of the decrease in net premiums earned, and a $1.0 million decrease in other underwriting expenses, which is primarily due to decreases in legal and consulting fees and a reduction in our agents’ balances allowance.

UNITED AMERICA INDEMNITY, LTD.
•	The increase in our Reinsurance Operations segment is primarily due to a $1.1 million increase in acquisition costs and a $0.1 million increase in other underwriting expenses. These increases are primarily due to an increase in commission expenses related to the increase in net premium earned during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.9 million for the quarter ended March 31, 2008, compared with $3.6 million for the quarter ended March 31, 2007, an increase of $0.3 million. This increase is primarily due to increases in share-based compensation expenses, legal fees, and directors’ fees.
Expense and Combined Ratios
Our expense ratio, a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 33.8% for the quarter ended March 31, 2008, compared with 31.0% for the quarter ended March 31, 2007. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.
Our combined ratio was 101.6% for the quarter ended March 31, 2008, compared with 90.1% for the quarter ended March 31, 2007. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. The reduction in our reinsurance reserve allowance in 2007 decreased the combined ratio for 2007 by 1.1 points. Excluding the impact of the reduction in our reinsurance reserve allowance, the combined ratio increased from 91.2% for 2007 to 101.6% for 2008. See discussion of loss ratio included in “Net Loss and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph for an explanation of this increase.
Interest Expense
Interest expense was $2.5 million for the quarter ended March 31, 2008, compared with $2.9 million for the quarter ended March 31, 2007, a decrease of $0.4 million or 12.6%. This decrease is primarily due to the retirement of $15.5 million of our junior subordinated debentures and the pay down of the line of credit in 2007 related to discontinued operations.
Income Tax Expense (Benefit)
Income tax expense relating to continuing operations was $0.6 million for the quarter ended March 31, 2008, compared with $4.1 million for the quarter ended March 31, 2007.  See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pre-tax income excluding net realized investment gains (losses) and add actual tax on net realized investment gains (losses) to that result.  Our actual tax on net realized investment gains (losses) for the quarters ended March 31, 2008 and 2007 was an income tax (benefit) expense of $(0.4) million and $0.1 million, respectively. In addition, 2008 includes an income tax benefit of $0.1 million due to the release of an uncertain tax position due to the expiration of the statute of limitations related to the December 31, 2003 tax year. Our pre-tax income was $8.5 million and $26.3 million for the quarters ended March 31, 2008 and 2007, respectively.
Equity in Net Income (Loss) of Partnership
Equity in net income (loss) of partnerships was $(0.4) million and $0.2 million for the quarters ended March 31, 2008 and 2007, respectively, a decrease of $0.6 million. The decrease was due to the performance of a limited partnership investment which invests mainly in high yield bonds.

UNITED AMERICA INDEMNITY, LTD.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment. Loss from discontinued operations was $0.007 million for the quarter ended March 31, 2008, compared with income of $0.2 million for the quarter ended March 31, 2007, a decrease of $0.2 million. The decrease is primarily due to a gain on a buyout of a former minority shareholder in 2007.
Net Income
The factors described above resulted in net income of $7.4 million for the quarter ended March 31, 2008, compared with net income of $22.6 million for the quarter ended March 31, 2007, a decrease of $15.2 million or 67.9%.
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
United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of corporate expenses, includes dividends and other permitted disbursements from Wind River Reinsurance, the Luxembourg Companies, the United National Insurance Companies, and the Penn-America Insurance Companies. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs; however, the Board of Directors has authorized United America Indemnity to purchase up to $100.0 million of its Class A common shares as part of two separate share buyback programs that were initiated in November 2007 and February 2008, respectively. Approximately $54.3 million has been purchased as of March 31, 2008. Wind River Reinsurance has loaned United America Indemnity funds to enable it to execute the buybacks. The loan currently bears interest at 3.75% per year. We anticipate that Wind River Reinsurance will pay a dividend to United America Indemnity, and the funds will be used to repay the loan.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2008, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $46.9 million. For 2008, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $23.5 million, including $7.7 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2007 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2008.
For 2008, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2007 statutory financial statements that will be filed in 2008, Wind River Reinsurance could pay a dividend in 2008 of up to $220.4 million without requesting BMA approval.

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
Net cash provided by operating activities for the quarters ended March 31, 2008 and 2007 was $4.4 million and $46.2 million, respectively. The decrease in operating cash flows of approximately $41.8 million from the prior year was primarily a net result of the following items:
•	a decrease in net premiums collected of $50.4 million, an increase in net losses paid of $5.0 million, offset by a decrease in acquisition costs and other underwriting expenses of $15.8 million;

•	a decrease in net investment income collected of $0.4 million;

•	an increase in net federal income taxes paid of $1.2 million.
See the consolidated statement of cash flows in the financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
Other than the items noted below, there have been no significant changes to our liquidity during the quarter ended March 31, 2008. Please see Item 7 of Part II in our 2007 Annual Report on Form 10-K for information regarding our liquidity.
On March 31, 2008, we provided notice to the trustee of Penn Trust II that we intend to redeem all of the $15.0 million issued and outstanding notes of Penn Trust II on May 15, 2008.
On February 11, 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $50.0 million of our Class A common shares. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.
Capital Resources
Other than the items noted below, there have been no significant changes to our capital resources during the quarter ended March 31, 2008. Please see Item 7 of Part II in our 2007 Annual Report on Form 10-K for information regarding our capital resources.
On December 4, 2007, we redeemed all of the $15.0 million issued and outstanding notes of Penn Trust I, and the fixed rate interest rate swap on these notes that locked the interest at an annual rate of 7.4% expired. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which were the sole assets of Penn Trust I, were also redeemed. The registration of Penn Trust I was cancelled effective January 15, 2008.
On March 31, 2008, we provided notice to the trustee of Penn Trust II that we intend to redeem all of the $15.0 million issued and outstanding notes of Penn Trust II on May 15, 2008.

UNITED AMERICA INDEMNITY, LTD.
United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no borrowings or repayments during the first quarter of 2008, and there were no outstanding borrowings against this line of credit as of March 31, 2008.
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
Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in or assumed by any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; and (11) uncertainties relating to governmental and regulatory policies.
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as in the other materials filed and to be filed by us with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2007. Please see Item 7A of Part II in our 2007 Annual Report on Form 10-K for information regarding our market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file

UNITED AMERICA INDEMNITY, LTD.
or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
We have added, deleted, or modified certain of our internal controls over financial reporting during the quarter ended March 31, 2008; however, there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in our 2007 Annual Report on Form 10-K, filed with the SEC on March 11, 2008. The risk factors identified therein have not materially changed.
Item 2. Changes in Securities and Use of Proceeds
On February 11, 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $50.0 million of our Class A common shares. The timing and amount of the repurchase transactions under this program will depend on market conditions and other factors.
The following table provides information with respect to the Class A common shares that were surrendered or repurchased during the quarter ended March 31, 2008:

				Approximate
			Total Number of	Dollar Value
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased Under the
Period (1)	Purchased	Per Share	or Program	Plan or Program (2)
January 1-31, 2008	93,054 (3)	$19.70	88,362 (4)	$434
February 1-29, 2008	71,242 (5)	$19.23	68,659 (6)	$49,680,261
March 1-31, 2008	154,200	$19.03	154,200 (6)	$45,746,974

Total	318,496	$19.27	311,221	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Includes 4,692 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Purchased as part of the repurchase authorization announced in December 2007.

(5)	Includes 2,583 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(6)	Purchased as part of the repurchase authorization announced in February 2008.
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
Item 6. Exhibits

10.10*	Amendment No. 4 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10 of our Current Report on Form 8-K filed on January 31, 2008).

UNITED AMERICA INDEMNITY, LTD.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant

May 12, 2008	By:	/s/ Kevin L. Tate

Date: May 12, 2008		Kevin L. Tate Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)