Form 10-Q
period 2008-06-30
UNITED AMERICA INDEMNITY, LTD
filed 2008-08-11
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐;	Accelerated filer ☑;	Non-accelerated filer ☐;	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2008, the registrant had outstanding 19,031,296 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;

2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., U.N. Holdings Inc., which was dissolved on May 31, 2006, Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, Emerald Insurance Company, which was dissolved on March 24, 2008, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations;

3)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;

4)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Companies, International Underwriters, LLC, and J.H. Ferguson & Associates, LLC;

5)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;

6)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;

7)	our “Insurance Operations” refers to the U.S. Insurance Operations;

8)	our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on September 30, 2006;

9)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Insurance Company (Barbados), Ltd. was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Insurance Company, Ltd.;

10)	our “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006;

11)	our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd.;

12)	our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance;

13)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;

14)	“AIS” refers to American Insurance Service, Inc.;

15)	“United National Group” refers to the United National Insurance Companies and Emerald Insurance Company, which was dissolved on March 24, 2008;

16)	“Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies;

17)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

18)	“United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority;

19)	“Diamond State” refers to our product classification that includes property, general liability, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority;

20)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, and Penn-America Statutory Trust II;

21)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

22)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

23)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,285,040 and $1,356,439)	$1,286,339	$1,370,566
Preferred shares:
Available for sale securities, at fair value (cost: $14,006 and $11,802)	12,881	11,883
Common shares:
Available for sale securities, at fair value (cost: $60,376 and $61,032)	64,960	73,794
Other invested assets
Available for sale securities, at fair value (cost: $19,667 and $19,412)	48,759	51,102
Trading securities, at fair value (cost: $5,151 and $5,151)	12,715	13,437

Total investments	1,425,654	1,520,782

Cash and cash equivalents	248,998	244,321
Agents’ balances, net	58,494	64,719
Reinsurance receivables	682,495	719,706
Accrued investment income	12,772	12,820
Federal income taxes receivable	3,167	—
Deferred federal income taxes	17,723	8,219
Deferred acquisition costs	40,375	52,505
Goodwill	84,246	84,246
Intangible assets	22,016	22,520
Prepaid reinsurance premiums	27,407	29,218
Other assets	13,453	16,116

Total assets	$2,636,800	$2,775,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,501,229	$1,503,237
Unearned premiums	179,994	228,363
Federal income taxes payable	—	3,455
Ceded balances payable	21,497	15,758
Contingent commissions	4,431	9,600
Notes and debentures payable	121,996	137,602
Other liabilities	30,473	40,881

Total liabilities	1,859,620	1,938,896

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 24,852,480 and 24,770,507, respectively; Class A common shares outstanding: 19,477,373 and 22,316,420, respectively; Class B common shares issued and outstanding: 12,687,500	4	4
Additional paid-in capital	522,219	519,980
Accumulated other comprehensive income	23,404	40,172
Retained earnings	323,011	324,542
Class A common shares in treasury, at cost: 5,375,107 and 2,454,087 shares, respectively	(91,458)	(48,422)

Total shareholders’ equity	777,180	836,276

Total	$2,636,800	$2,775,172

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gross premiums written	$104,318	$148,683	$203,380	$301,219

Net premiums written	$85,209	$130,514	$167,173	$264,569

Net premiums earned	$100,673	$136,585	$213,730	$275,022
Net investment income	17,072	19,317	34,858	38,185
Net realized investment gains (losses)	(2,480)	1,542	(3,550)	1,767

Total revenues	115,265	157,444	245,038	314,974

Losses and Expenses:
Net losses and loss adjustment expenses	83,644	75,244	160,294	157,085
Acquisition costs and other underwriting expenses	38,112	44,662	76,307	87,544
Corporate and other operating expenses	2,521	2,893	6,455	6,457
Interest expense	2,188	2,899	4,727	5,804

Income (loss) before income taxes	(11,200)	31,746	(2,745)	58,084
Income tax expense (benefit)	(2,091)	5,950	(1,526)	10,024

Income (loss) before equity in net income (loss) of partnership	(9,109)	25,796	(1,219)	48,060
Equity in net income (loss) of partnership, net of tax	(26)	191	(469)	361

Income (loss) before discontinued operations	(9,135)	25,987	(1,688)	48,421
Discontinued operations, net of tax	164	(39)	157	120

Net income (loss)	$(8,971)	$25,948	$(1,531)	$48,541

Per share data:

Income (loss) from continuing operations:
Basic	$(0.27)	$0.70	$(0.05)	$1.31

Diluted	$(0.27)	$0.69	$(0.05)	$1.30

Discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.00

Diluted	$0.01	$0.00	$0.01	$0.00

Net income (loss):
Basic	$(0.27)	$0.70	$(0.04)	$1.31

Diluted	$(0.26)	$0.69	$(0.04)	$1.30

Weighted-average number of shares outstanding:
Basic	33,776,708	37,199,146	34,238,706	37,156,203

Diluted	33,980,719	37,495,087	34,452,742	37,483,083

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(8,971)	$25,948	$(1,531)	$48,541

Other comprehensive loss, net of tax:
Unrealized gains on securities:
Unrealized holding losses arising during period	(21,708)	(10,671)	(19,024)	(7,861)
Less: Reclassification adjustment for gains (losses) included in net income (loss)	(1,556)	994	(2,256)	1,140

Other comprehensive loss, net of tax	(20,152)	(11,665)	(16,768)	(9,001)

Comprehensive income (loss), net of tax	$(29,123)	$14,283	$(18,299)	$39,540

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
Number of Class A common shares:
Number at beginning of period	24,770,507	24,507,919
Common shares issued under share incentive plans	59,534	243,253
Common shares issued to directors	22,439	19,335

Number at end of period	24,852,480	24,770,507

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$519,980	$515,357
Contributed capital from Class A common shares	—	1,002
Share compensation plans	2,239	3,621

Balance at end of period	$522,219	$519,980

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$40,172	$22,580
Other comprehensive income (loss)	(16,768)	17,888
Adoption of SFAS 155	—	(296)

Balance at end of period	$23,404	$40,172

Retained earnings:
Balance at beginning of period	$324,542	$225,329
Adoption of SFAS 155	—	296
Net income (loss)	(1,531)	98,917

Balance at end of period	$323,011	$324,542

Number of Treasury Shares:
Number at beginning of period	2,454,087	—
Class A common shares purchased	2,921,020	2,454,087

Number at end of period	5,375,107	2,454,087

Treasury Shares, at cost:
Balance at beginning of period	$(48,422)	$—
Class A common shares purchased, at cost	(43,036)	(48,422)

Balance at end of period	$(91,458)	$(48,422)

Total shareholders’ equity	$777,180	$836,276

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,531)	$48,541
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	131	131
Amortization and depreciation	504	506
Restricted stock expense	1,920	1,237
Deferred federal income taxes	(1,213)	2,152
Amortization of bond premium and discount, net	1,391	534
Net realized investment (gains) losses	3,550	(1,767)
Equity in net (income) loss of partnerships	469	(361)

Changes in:
Agents’ balances	6,225	6,897
Reinsurance receivables	37,211	163,548
Unpaid losses and loss adjustment expenses	(2,008)	(103,205)
Unearned premiums	(48,369)	(15,892)
Ceded balances payable	5,739	(2,069)
Other assets and liabilities, net	(8,952)	(1,604)
Amounts held for the account of others	1,126	(7,177)
Contingent commissions	(5,169)	(3,394)
Prepaid reinsurance premiums	1,811	5,442
Federal income taxes receivable	(6,622)	(399)
Deferred acquisition costs	12,130	137

Net cash provided by (used for) operating activities	(1,657)	93,257

Cash flows from investing activities:
Proceeds from sale of bonds	118,229	99,349
Proceeds from sale of stocks	19,034	17,157
Proceeds from maturity of bonds	47,455	37,511
Purchases of bonds	(96,431)	(227,391)
Purchases of stocks	(23,375)	(17,171)
Purchases of other invested assets	(255)	—

Net cash provided by (used for) investing activities	64,657	(90,545)

Cash flows from financing activities:
Borrowing under credit facilities	—	6
Repayments of credit facilities	—	(1,541)
Proceeds from exercises of stock options	329	1,518
Tax benefits (expense) associated with SFAS 123R	(10)	336
Purchases of Class A common shares	(43,036)	—
Retirement of junior subordinated debentures	(15,464)	—
Principal payments of term debt	(142)	(336)

Net cash provided by (used for) financing activities	(58,323)	(17)

Net change in cash and cash equivalents	4,677	2,695
Cash and cash equivalents at beginning of period	244,321	273,745

Cash and cash equivalents at end of period	$248,998	$276,440

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
The consolidated financial statements as of June 30, 2008 and 2007 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s wholly owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”) and United National Group Capital Statutory Trust II (“UNG Trust II”) are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities in the aggregate. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. The registration of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust I (“Penn Trust I”), was cancelled effective January 15, 2008 as a result of the redemption of its $15.0 million issued and outstanding notes on December 4, 2007. The $15.0 million issued and outstanding notes of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust II (“Penn Trust II”), were redeemed on May 15, 2008.
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
Bonds available for sale with an estimated fair market value of approximately $734.3 million and $809.2 million were deposited in trust or with various governmental authorities in accordance with statutory requirements at June 30, 2008 and December 31, 2007, respectively. In addition, these amounts include bonds with an estimated fair market value of $5.4 million and $6.2 million at June 30, 2008 and December 31, 2007, respectively, that are held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2008:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
	Number of	Estimated	Amortized		Months or	Seven Months	than One
(Dollars in thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)

Bonds	321	$518,346	$530,005	$11,659	$2,346	$4,986	$4,327
Preferred stock	4	7,625	8,750	1,125	734	391	—
Common stock	59	23,907	29,088	5,181	2,110	2,793	278

				$17,965	$5,190	$8,170	$4,605

(1)	At June 30, 2008, the Company had 87 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities were $102.8 million and $107.1 million, respectively. The Company has analyzed these securities and has determined that they are not other than temporarily impaired. The Company has the ability to hold these investments until maturity or until recovery. 100% of these securities are investment grade. The Company also had three common stock securities that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities were $0.9 million and $0.6 million, respectively. The Company is carefully monitoring these equity securities and has not made a determination that the impairment is other than temporary.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2007:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
	Number of	Estimated	Amortized		Months or	Seven Months	than One
(Dollars in thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)

Bonds	266	$374,064	$379,222	$5,158	$877	$337	$3,944
Preferred stock	1	2,363	2,500	137	137	—	—
Common stock	31	15,714	17,715	2,001	1,502	499	—

				$7,296	$2,516	$836	$3,944

(1)	At December 31, 2007, the Company had 215 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities were $293.8 million and $297.7 million, respectively. The Company has analyzed these securities and has determined that they are not other than temporarily impaired. The Company has the ability to hold these investments until maturity or until recovery. 100% of these securities are investment grade.
Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of June 30, 2008 concluded the gross unrealized losses discussed above are not other than temporary impairments. Accordingly, these gross unrealized losses are recognized as a component of shareholders’ equity, net of taxes.
The carrying amount of investments approximates their estimated fair value. The Company regularly performs various analytical valuation procedures with respect to its investments, including identifying any security where the fair value is below its cost. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.
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
The Company recorded the following other than temporary losses on its investment portfolio for the quarters ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Bonds	$—	$—	$—	$21
Common stock	1,740	—	1,819	—

Total	$1,740	$—	$1,819	$21

The Company had approximately $4.2 million and $5.8 million worth of investment exposure through subprime and Alt-A investments as of June 30, 2008 and December 31, 2007, respectively. An Alt-A investment is one which is backed by a loan that contains insufficient documentation or background. Of these amounts, approximately $1.3 million and $3.7 million of those investments, respectively, have been rated AAA by Standard & Poor’s. The remaining subprime exposure is rated BBB- or higher. There were no impairments on these investments during the quarter or six months ended June 30, 2008 and 2007.
As of June 30, 2008, the Company held the following Fannie Mae and Freddie Mac securities:

	Fannie Mae			Freddie Mac
						S&P
(Dollars in thousands)	Book Value	Fair Value	S&P Rating	Book Value	Fair Value	Rating

Preferred stock	$1,625	$1,492	AA-	$4,625	$4,025	A+
Senior debt securities	37,628	38,893	AAA	49,968	51,764	AAA
The Fannie Mae preferred stock was downgraded by Moody’s from Aa3 to A1 on July 15, 2008. The Company also owns Fannie Mae and Freddie Mac mortgage-backed securities, all of which are rated AAA, with a combined book value and fair value of $349.0 million and $349.1 million, respectively. The Company does not own any Fannie Mae or Freddie Mac common stock.
3. Fair Value Measurements
As stated in Note 2 of the consolidated financial statements in Item 8 of Part II in the Company’s 2007 Annual Report on Form 10-K, on January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, with the change in fair value recorded in earnings. The Company elected to apply the fair value option within its limited partnership investment portfolio to those investments where the Company owns more than a 3% interest. The fair value of these investments was $12.7 million as of June 30, 2008. Since these securities are already reported at fair value and the change in the value of the investment is included in income, the adoption of SFAS 159 has not had any impact on the Company’s consolidated financial condition or results of operations. The fair value option was not elected for the Company’s investments in limited partnerships with less than a 3% ownership interest.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company also adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of SFAS 157. Therefore, the implementation of SFAS 157 has not had any impact on the Company’s consolidated financial condition or results of operations. The implementation of SFAS 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.
The Company’s invested assets are carried at their fair value. In accordance with SFAS 157, assets recorded at fair value are categorized based upon a fair value hierarchy:
•	Level 1 — inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access at the measurement date.

•	Level 2 — inputs utilize other than quoted prices included in Level 1 that are observable for the similar assets, either directly or indirectly.

•	Level 3 — inputs are unobservable for the asset, and include situations where there is little, if any, market activity for the asset.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.
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
The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Bonds:
Obligations of state and political subdivision	$—	$245,867	$—	$245,867
Mortgage-backed and asset-backed securities	—	582,176	—	582,176
U.S. treasury and agency obligations	69,532	90,117	—	159,649
Corporate notes	—	298,647	—	298,647

Total bonds	69,532	1,216,807	—	1,286,339
Preferred shares	3,610	9,271	—	12,881
Common shares	64,960	—	—	64,960
Other invested assets	—	—	61,474	61,474

Total invested assets	$138,102	$1,226,078	$61,474	$1,425,654

The securities classified as Level 2 in the above table consist primarily of fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The securities classified as Level 3 in the above table consist of $61.5 million related to our limited partnership investments. Of this amount, $16.2 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The remaining $45.3 million was related to limited partnerships that invest mainly in securities that are publicly traded. However, since we do not have the ability to see the invested asset composition of these limited partnerships on a daily basis, we have classified these investments within the Level 3 category.
The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and six months ended June 30, 2008:

	Fair Value Measurements Using Level 3 Inputs
		Other
Quarter Ended June 30, 2008		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at April 1, 2008	$1,995	$62,330	$64,325
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	(41)	(41)
Included in accumulated other comprehensive income	33	(1,070)	(1,037)
Purchases	—	255	255
Sales	(261)	—	(261)
Transfers out of Level 3	(1,767)	—	(1,767)

Ending balance at June 30, 2008	$—	$61,474	$61,474

Losses for the quarter ended June 30, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2008	$—	$(41)	$(41)

	Fair Value Measurements Using Level 3 Inputs
		Other
Six Months Ended June 30, 2008		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at January 1, 2008	$2,376	$64,539	$66,915
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	(722)	(722)
Included in accumulated other comprehensive income	(55)	(2,598)	(2,653)
Purchases	—	255	255
Sales	(554)	—	(554)
Transfers out of Level 3	(1,767)	—	(1,767)

Ending balance at June 30, 2008	$—	$61,474	$61,474

Losses for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2008	$—	$(722)	$(722)

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
At June 30, 2008 and December 31, 2007, the Company carried reinsurance receivables of $682.5 million and $719.7 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million at June 30, 2008 and December 31, 2007. The allowance for uncollectible reinsurance receivables was $10.1 million and $10.5 million at June 30, 2008 and December 31, 2007, respectively.
At June 30, 2008 and December 31, 2007, the Company held collateral securing its reinsurance receivables of $486.6 million and $520.8 million, respectively. Prepaid reinsurance premiums were $27.4 million and $29.2 million at June 30, 2008 and December 31, 2007, respectively. Reinsurance receivables, net of collateral held, were $195.9 million and $198.9 million at June 30, 2008 and December 31, 2007, respectively.
During the quarters and six months ended June 30, 2008 and 2007, the Company recorded the following ceded amounts:

	Quarter Ended June 30,				Six Months Ended June 30
(Dollars in thousands)	2008		2007		2008		2007

Earned premium	$18,553		$21,515		$38,019		$42,092
Commissions	2,827		5,741		6,934		11,231
Incurred losses	21,055	(1)	(92,703	)(2)	28,933	(1)	(81,354	)(3)

(1)	The Company increased gross and ceded loss and loss adjustment expenses related to prior accident years by $31.2 million and $14.7 million, respectively, during the quarter and six months ended June 30, 2008.

(2)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior accident years by $115.6 million and $103.3 million, respectively, during the second quarter of 2007.

(3)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior accident years by $115.6 million and $101.7 million, respectively, during the six months ended June 30, 2007.
The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels, as follows:
Property Catastrophe — The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases property catastrophe coverage. In June 2008, the Company entered into a new property catastrophe reinsurance agreement that provides single event coverage for losses of $70.0 million in excess of $10.0 million. This coverage provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the contracts that expired on May 31, 2008, which provided single event coverage for losses of $100.0 million in excess of $10.0 million. The decline in coverage is due to reduced aggregate loss exposure to catastrophic events. The Company did not cede any incurred losses under the property catastrophe contracts during the quarter or six months ended June 30, 2008.
Property Excess of Loss — On January 1, 2008, the Company renewed its property excess of loss treaty. The Company’s retention remained unchanged at $1.0 million per risk. The Company has increased its protection for individual property losses by purchasing additional limits of $10.0 million in excess of $5.0 million per risk. As a result, the Company’s property treaty now covers losses of $14.0 million in excess of $1.0 million per risk.
Professional Liability Excess of Loss — On January 1, 2008, the Company renewed its professional liability excess of loss treaty. The Company’s retention remained unchanged at $0.5 million per occurrence. The Company’s professional liability excess of loss treaty has limits of $9.5 million in excess of $0.5 million.
General Liability Excess of Loss — On May 1, 2008, the Company renewed its general liability excess of loss treaty. The Company’s retention on this treaty, not including loss adjustment expenses which are allocated in proportion to losses retained and ceded, remained unchanged at $0.75 million per occurrence. The Company’s general liability excess of loss treaty has limits of $2.25 million in excess of $0.75 million per occurrence.
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter or six months ended June 30, 2008.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters ended June 30, 2008 and 2007 were as follows:

Quarter Ended June 30, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$51,548	$94,855	$(42,085)	$104,318

Net premiums written	$43,121	$42,088	$—	$85,209

Net premiums earned	$51,572	$49,101	$—	$100,673
Net investment income	10,295	11,374	(4,597)	17,072
Net realized investment gains (losses)	160	(2,239)	(401)	(2,480)

Total revenues	62,027	58,236	(4,998)	115,265
Losses and Expenses:
Net losses and loss adjustment expenses	37,752	45,892	—	83,644
Acquisition costs and other underwriting expenses	23,506	14,606	—	38,112
Corporate and other operating expenses	1,209	1,312	—	2,521
Interest expense	—	6,785	(4,597)	2,188

Loss before income taxes	$(440)	$(10,359)	$(401)	$(11,200)

Quarter Ended June 30, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$69,852	$143,452	$(64,621)	$148,683

Net premiums written	$65,893	$64,621	$—	$130,514

Net premiums earned	$68,487	$68,098	$—	$136,585
Net investment income	10,912	13,003	(4,598)	19,317
Net realized investment gains (losses)	(25)	1,523	44	1,542

Total revenues	79,374	82,624	(4,554)	157,444
Losses and Expenses:
Net losses and loss adjustment expenses	37,640	37,604	—	75,244
Acquisition costs and other underwriting expenses	26,730	18,083	(151)	44,662
Corporate and other operating expenses	3,795	(902)	—	2,893
Interest expense	—	7,497	(4,598)	2,899

Income before income taxes	$11,209	$20,342	$195	$31,746

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$97,653	$188,147	$(82,420)	$203,380

Net premiums written	$84,754	$82,419	$—	$167,173

Net premiums earned	$109,671	$104,059	$—	$213,730
Net investment income	20,849	23,153	(9,144)	34,858
Net realized investment gains (losses)	148	(3,159)	(539)	(3,550)

Total revenues	130,668	124,053	(9,683)	245,038
Losses and Expenses:
Net losses and loss adjustment expenses	75,831	84,463	—	160,294
Acquisition costs and other underwriting expenses	46,607	29,700	—	76,307
Corporate and other operating expenses	3,813	2,642	—	6,455
Interest expense	—	13,871	(9,144)	4,727

Income (loss) before income taxes	$4,417	$(6,623)	$(539)	$(2,745)

Six Months Ended June 30, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$147,771	$289,054	$(135,606)	$301,219

Net premiums written	$140,375	$124,194	$—	$264,569

Net premiums earned	$138,067	$136,955	$—	$275,022
Net investment income	21,315	26,014	(9,144)	38,185
Net realized investment gains (losses)	(25)	1,769	23	1,767

Total revenues	159,357	164,738	(9,121)	314,974
Losses and Expenses:
Net losses and loss adjustment expenses	80,366	76,719	—	157,085
Acquisition costs and other underwriting expenses	51,529	36,497	(482)	87,544
Corporate and other operating expenses	5,342	939	176	6,457
Interest expense	—	14,948	(9,144)	5,804

Income before income taxes	$22,120	$35,635	$329	$58,084

The following tables summarize the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended June 30,
	2008		2007
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Loss	Amount	Tax Income

Expected tax provision (benefit) at weighted average rate	$(3,747)	(33.5)%	$7,206	22.7%
Adjustments:
Tax exempt interest	(744)	(6.6)	(597)	(1.9)
Dividend exclusion	(165)	(1.5)	(110)	(0.3)
Effective tax rate adjustment	2,486	22.2	151	0.5
Other	78	0.7	(700)	(2.2)

Income tax expense (benefit)	$(2,092)	(18.7)%	$5,950	18.7%

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30,
	2008		2007
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Loss	Amount	Tax Income

Expected tax provision (benefit) at weighted average rate	$(2,468)	(89.9)%	$12,626	21.7%
Adjustments:
Tax exempt interest	(1,457)	(53.1)	(1,197)	(2.1)
Dividend exclusion	(326)	(11.9)	(226)	(0.4)
Effective tax rate adjustment	2,897	105.5	(511)	(0.8)
Other	(172)	(6.2)	(668)	(1.1)

Income tax expense (benefit)	$(1,526)	(55.6)%	$10,024	17.3%

The Company recognized income tax expense on discontinued operations of $0.09 million for the quarter ended June 30, 2008, compared to income tax benefit of $0.02 million for the quarter ended June 30, 2007, and income tax expense of $0.08 million and $0.06 million for the six months ended June 30, 2008 and 2007, respectively.
The effective income tax benefit rate for the six months ended June 30, 2008 was 55.6%, compared with an effective income tax expense rate of 17.3% for the six months ended June 30, 2007. The change in the effective income tax rate from an expense to a benefit is primarily due to a change in the Company’s underwriting results from income in 2007 to a loss in 2008 and an increase in net realized investment losses. The effective rates differed from the weighted average expected income tax expense (benefit) rates of (89.9)% and 21.7% for the six months ended June 30, 2008 and 2007, respectively, primarily due to investments in tax-exempt securities.
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
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $3.5 million and $3.6 million as of June 30, 2008 and December 31, 2007, respectively.
If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits decreased $0.1 million during the six months ended June 30, 2008 due to the expiration of the IRS statute of limitations on the Company’s 2003 federal income tax return. As a result, the effective income tax rate was reduced by 5.0% during the six months ended June 30, 2008.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2008, the Company has recorded $0.4 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at June 30, 2008, the related adjustments could have a material impact on the Company’s future results of operations.
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended June 30,
(Dollars in thousands)	2008		2007

Unpaid losses and loss adjustment expenses at beginning of period	$1,494,816		$1,699,707
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	679,775		928,772

Net balance at beginning of period	815,041		770,935

Incurred losses and loss adjustment expenses related to:
Current year	67,103		87,547
Prior years	16,541	(1)	(12,303	)(2)

Total incurred losses and loss adjustment expenses	83,644		75,244

Paid losses and loss adjustment expenses related to:
Current year	15,634		18,764
Prior years	48,735		39,559

Total paid losses and loss adjustment expenses	64,369		58,323

Net balance at end of period	834,316		787,856
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	666,913		810,949

Unpaid losses and loss adjustment expenses at end of period	$1,501,229		$1,598,805

(1)	In 2008, the Company increased its prior accident year loss reserves by $16.9 million and reduced its allowance for uncollectible reinsurance by $0.4 million. The loss reserves increase of $16.9 million consisted of an increase of approximately $21.1 million in liability lines partially offset by a reduction of $4.2 million in property lines. The increase related to the liability lines consisted of $16.6 million from general liability lines primarily related to accident years 2001 and prior, $2.6 million from professional liability lines primarily related to accident years 2006 and 2007 and $1.9 million from reinsurance operations primarily related to accident year 2007. The reduction to the property lines primarily related to accident year 2007.

(2)	In 2007, the Company reduced its prior accident year loss reserves by $11.0 million and reduced its allowance for uncollectible reinsurance by $1.3 million. The loss reserves reduction of $11.0 million consisted of approximately $4.8 million in liability lines and $6.2 million in property lines. The reduction to the liability lines consisted of $6.5 million from umbrella and excess lines primarily related to accident years 2002 and 2003, $4.5 million related to general liability lines primarily related to accident years 2004 and prior offset partially by an increase of $6.2 million to professional lines primarily related to accident years 1998 and 2006. The reduction to the property lines primarily related to accident years 2005 and 2006.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2008		2007

Unpaid losses and loss adjustment expenses at beginning of period	$1,503,237		$1,702,010
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	702,353		966,668

Net balance at beginning of period	800,884		735,342

Incurred losses and loss adjustment expenses related to:
Current year	143,753		170,945
Prior years	16,541	(1)	(13,860	)(2)

Total incurred losses and loss adjustment expenses	160,294		157,085

Paid losses and loss adjustment expenses related to:
Current year	21,567		23,038
Prior years	105,295		81,533

Total paid losses and loss adjustment expenses	126,862		104,571

Net balance at end of period	834,316		787,856
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	666,913		810,949

Unpaid losses and loss adjustment expenses at end of period	$1,501,229		$1,598,805

(1)	In 2008, the Company increased its prior accident year loss reserves by $16.9 million and reduced its allowance for uncollectible reinsurance by $0.4 million. The loss reserves increase of $16.9 million consisted of an increase of approximately $21.1 million in liability lines partially offset by a reduction of $4.2 million in property lines. The increase related to the liability lines consisted of $16.6 million from general liability lines primarily related to accident years 2001 and prior, $2.6 million from professional liability lines primarily related to accident years 2006 and 2007 and $1.9 million from reinsurance operations primarily related to accident year 2007. The reduction to the property lines primarily related to accident year 2007.

(2)	In 2007, the Company reduced its prior accident year loss reserves by $11.0 million and reduced its allowance for uncollectible reinsurance by $2.9 million. The loss reserves reduction of $11.0 million consisted of approximately $4.8 million in liability lines and $6.2 million in property lines. The reduction to the liability lines consists of $6.5 million from umbrella and excess lines primarily related to accident years 2002 and 2003, $4.5 million related to general liability lines primarily related to accident years 2004 and prior offset partially by an increase of $6.2 million to professional lines primarily related to accident years 1998 and 2006. The reduction to the property lines primarily related to accident years 2005 and 2006.
7. Debt
The Company’s debt is comprised of guaranteed senior notes, junior subordinated debentures, a discretionary demand line of credit, notes payable, and loans payable. The following items had changes during the quarter or six months ended June 30, 2008:
Junior Subordinated Debentures
On May 15, 2008, the Company redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of Penn-America Group, Inc., which were the sole assets of Penn Trust II, were also redeemed.
Loans Payable
Loans payable of $1.1 million and $1.2 million as of June 30, 2008 and December 31, 2007 were comprised of a loan payable to a former minority shareholder. Interest expense related to loans payable was $0.01 million and $0.01 million for the quarters ended June 30, 2008 and 2007, respectively, and $0.02 million and $0.02 million for the six months ended June 30, 2008 and 2007, respectively.
There were no other significant changes to the Company’s debt during the quarter or six months ended June 30, 2008.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Related Party Transactions
As of June 30, 2008, Fox Paine & Company beneficially owned shares having approximately 87.8% of the Company’s total outstanding voting power. Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors. The Company’s Chairman is a member of Fox Paine & Company. In addition, another director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company directly reimbursed Fox Paine & Company $0.0 million and $0.1 million during the quarters ended June 30, 2008 and 2007, respectively, and $0.02 million and $0.2 million during the six months ended June 30, 2008 and 2007, respectively for expenses incurred in providing management services. During the quarter ended June 30, 2008, Fox Paine incurred expenses of $0.04 million which were reimbursed by the Company in the subsequent quarter.
At June 30, 2008 and December 31, 2007, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $7.3 million and $5.6 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, the Company had an unfunded capital commitment of $3.9 million to the partnership. On April 1, 2008, the Company made a capital call contribution of $0.3 million to the partnership.
During the quarter and six months ended June 30, 2008, the Company paid $0.4 million and $0.7 million, respectively, for legal services rendered by Cozen O’Connor. During the quarter and six months ended June 30, 2007, the Company paid $0.5 million for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
The Company paid $0.0 million and $0.2 million in the quarters ended June 30, 2008 and 2007, respectively, and $0.2 million and $0.4 million in the six months ended June 30, 2008 and 2007, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”), a participant on the Company’s $100.0 million in excess of $10.0 million catastrophe reinsurance treaty and the Company’s $30.0 million in excess of $30.0 million and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties, which expired on May 31, 2007. No losses have been ceded by the Company under these treaties. Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended June 30,			Quarter Ended June 30,
(Dollars in thousands)	2008		2007	2008	2007

Ceded written premium	$5,076		$2,376	$8,573	$5,709
Ceded losses	(2,206	)(1)	396	665	552

(1)	Negative ceded losses and loss adjustment expenses due to better than anticipated performance on a property reinsurance agreement.
Edward J. Noonan, the chairman and chief executive officer of Validus, was a member of the Company’s Board of Directors until June 1, 2007, when he resigned from the Company’s Board. Validus remained a related party for the duration of the quota share retrocession agreement with Wind River Reinsurance since the agreement was put in place while Mr. Noonan was a member of the Company’s Board. This agreement expired on May 31, 2008, and as a result, Validus is no longer a related party as of that date.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in various legal proceedings in the ordinary course of business. The Company purchases insurance and reinsurance policies covering such risks in amounts that it considers adequate. However, there can be no assurance that the insurance and reinsurance coverage that the Company maintains is sufficient or will be available in adequate amounts or at a reasonable cost. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on the Company’s business, results of operations, or financial condition.
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
10. Share-Based Compensation Plans
During the six months ended June 30, 2008, the Company granted 103,675 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $18.18 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”). In addition, during the same period, the Company granted an aggregate of 22,439 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $19.57 per share, to non-employee directors of the Company under the Plan. Also, during the same period, the Company cancelled 197,473 and granted 249,419 Time-Based Options, and cancelled 197,473 and granted 249,419 Performance-Based Options under the Plan as a result of the amendment and restatement of Larry A. Frakes’ employment agreement. The Time-Based Options vest in 25% increments over a four-year period and expire ten years after the grant date. The Performance-Based Options vest in 25% increments over a four-year period and are conditional upon the Company achieving various operating targets and expire ten years after the grant date.
11. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Income (loss) from continuing operations	$(9,135)	$25,987	$(1,688)	$48,421
Discontinued operations	164	(39)	157	120

Net income (loss)	$(8,971)	$25,948	$(1,531)	$48,541

Basic earnings per share:
Weighted average shares for basic earnings per share	33,776,708	37,199,146	34,238,706	37,156,203

Income (loss) from continuing operations	$(0.27)	$0.70	$(0.05)	$1.31
Discontinued operations	0.00	(0.00)	0.01	0.00

Net income (loss)	$(0.27)	$0.70	$(0.04)	$1.31

Diluted earnings per share:
Weighted average shares for diluted earnings per share	33,980,719	37,495,087	34,452,742	37,483,083

Income (loss) from continuing operations	$(0.27)	$0.69	$(0.05)	$1.30
Discontinued operations	0.01	(0.00)	0.01	0.00

Net income (loss)	$(0.26)	$0.69	$(0.04)	$1.30

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average shares for basic earnings per share	33,776,708	37,199,146	34,238,706	37,156,203
Non-vested restricted stock	72,106	38,657	56,573	33,808
Options and warrants	131,905	257,284	157,463	293,072

Weighted average shares for diluted earnings per share	33,980,719	37,495,087	34,452,742	37,483,083

The weighted average shares outstanding used to determine dilutive earnings per share as of June 30, 2008 do not include 568,838 shares that were determined to be anti-dilutive.
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

Quarter Ended June 30, 2008:	Insurance
(Dollars in thousands)	Operations		Reinsurance		Corporate	Total

Revenues:
Gross premiums written	$94,855		$9,463	(1)	$—	$104,318

Net premiums written	$84,171		$1,038	(1)	$—	$85,209

Net premiums earned	$98,204		$2,469	(1)	$—	$100,673
Net investment income	—		—		17,072	17,072
Net realized investment losses	—		—		(2,480)	(2,480)

Total revenues	98,204		2,469		14,592	115,265
Losses and Expenses:
Net losses and loss adjustment expenses	77,576		6,068	(1)	—	83,644
Acquisition costs and other underwriting expenses	35,817	(2)	2,295	(3)	—	38,112
Corporate and other operating expenses	—		—		2,521	2,521
Interest expense	—		—		2,188	2,188

Income (loss) before income taxes	$(15,189)		$(5,894)		$9,883	(11,200)

Income tax benefit						(2,091)

Loss before equity in net loss of partnership						(9,109)
Equity in net loss of partnership, net of tax						(26)

Loss before discontinued operations						(9,135)
Discontinued operations, net of tax						164

Net loss						$(8,971)

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $491 relating to the quota share agreement.

(3)	Includes all Wind River Reinsurance expenses other than excise tax.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended June 30, 2007:	Insurance
(Dollars in thousands)	Operations		Reinsurance (1)		Corporate	Eliminations	Total

Revenues:
Gross premiums written	$143,452		$5,231	(1)	$—	$—	$148,683

Net premiums written	$129,242		$1,272	(1)	$—	$—	$130,514

Net premiums earned	$136,196		$389	(1)	$—	$—	$136,585
Net investment income	—		—		19,317	—	19,317
Net realized investment gains	—		—		1,542	—	1,542

Total revenues	136,196		389		20,859	—	157,444
Losses and Expenses:
Net losses and loss adjustment expenses	75,133		111	(1)	—	—	75,244
Acquisition costs and other underwriting expenses	44,103	(2)	710	(3)	—	(151)	44,662
Corporate and other operating expenses	—		—		2,893	—	2,893
Interest expense	—		—		2,899	—	2,899

Income (loss) before income taxes	$16,960		$(432)		$15,067	$151	31,746

Income tax expense							5,950

Income before equity in net income of partnership							25,796
Equity in net income of partnership, net of tax							191

Income before discontinued operations							25,987
Discontinued operations, net of tax							(39)

Net income							$25,948

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $656 relating to the quota share agreement.

(3)	Includes all Wind River Reinsurance expenses other than excise tax.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2008:	Insurance
(Dollars in thousands)	Operations		Reinsurance		Corporate	Total

Revenues:
Gross premiums written	$188,147		$15,233	(1)	$—	$203,380

Net premiums written	$164,839		$2,334	(1)	$—	$167,173

Net premiums earned	$208,123		$5,607	(1)	$—	$213,730
Net investment income	—		—		34,858	34,858
Net realized investment losses	—		—		(3,550)	(3,550)

Total revenues	208,123		5,607		31,308	245,038
Losses and Expenses:
Net losses and loss adjustment expenses	151,792		8,502	(1)	—	160,294
Acquisition costs and other underwriting expenses	72,458	(2)	3,849	(3)	—	76,307
Corporate and other operating expenses	—		—		6,455	6,455
Interest expense	—		—		4,727	4,727

Income (loss) before income taxes	$(16,127)		$(6,744)		$20,126	(2,745)

Income tax benefit						(1,526)

Loss before equity in net loss of partnership						(1,219)
Equity in net loss of partnership, net of tax						(469)

Loss before discontinued operations						(1,688)
Discontinued operations, net of tax						157

Net loss						$(1,531)

Total assets	$2,037,657		$599,143	(4)	$—	$2,636,800

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $1,041 relating to the quota share agreement.

(3)	Includes all Wind River Reinsurance expenses other than excise tax.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2007:	Insurance
(Dollars in thousands)	Operations		Reinsurance		Corporate	Eliminations	Total

Revenues:
Gross premiums written	$289,054		$12,165	(1)	$—	$—	$301,219

Net premiums written	$259,800		$4,769	(1)	$—	$—	$264,569

Net premiums earned	$273,910		$1,112	(1)	$—	$—	$275,022
Net investment income	—		—		38,185	—	38,185
Net realized investment gains	—		—		1,767	—	1,767

Total revenues	273,910		1,112		39,952	—	314,974
Losses and Expenses:
Net losses and loss adjustment expenses	156,510		575	(1)	—	—	157,085
Acquisition costs and other underwriting expenses	86,607	(2)	1,419	(3)	—	(482)	87,544
Corporate and other operating expenses	—		—		6,281	176	6,457
Interest expense	—		—		5,804	—	5,804

Income (loss) before income taxes	$30,793		$(882)		$27,867	$306	58,084

Income tax expense							10,024

Income before equity in net income of partnership							48,060
Equity in net income of partnership, net of tax							361

Income before discontinued operations							48,421
Discontinued operations, net of tax							120

Net income							$48,541

Total Assets	$2,290,056		$598,931	(4)	$—	$—	$2,888,987

(1)	External business only, excluding business assumed from affiliates.

(2)	Includes excise tax of $1,078 relating to the quota share agreement.

(3)	Includes all Wind River Reinsurance expenses other than excise tax.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Supplemental Cash Flow Information
The Company paid the following amounts in cash for interest and net U.S. federal income taxes paid during the quarters and six months ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Net U.S. federal income taxes paid	$5,000	$8,000	$6,401	$8,000
Interest paid	943	1,418	5,138	5,654
14. Subsequent Events
On July 17, 2008, the Company announced the appointment of Scott Reynolds as President of United National Group, effective July 28, 2008.
In July 2008, the Company purchased an additional 633,376 of its Class A common shares at an average price paid per share of $13.97, or $8.8 million in the aggregate. These purchases completed the repurchase authorization announced in February 2008.

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
Recent Developments
On July 17, 2008, we announced the appointment of Scott Reynolds as President of United National Group, effective July 28, 2008.
In July 2008, we purchased an additional 633,376 of our Class A common shares at an average price paid per share of $13.97, or $8.8 million in the aggregate. These purchases completed the repurchase authorization announced in February 2008.
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
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about our product classifications, see “General — Our Insurance Operations” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.
The reserve analyses performed by our actuaries during the quarter ended June 30, 2008 were reviewed by an independent actuary. Management did not rely on this review, but the information was used to corroborate the work performed by our internal actuarial staff.
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
The Incurred Development method is similar to the Paid Development method, but it uses case incurred losses instead of paid losses. Since this method uses more data (case reserves in addition to paid losses) than the Paid Development method, the incurred development patterns may be less variable than paid development patterns. However, selection of the incurred loss pattern requires analysis of all of the factors listed in the description of the Paid Development method. In addition, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place and the use of case incurred losses may not eliminate the issues associated with estimating the incurred loss pattern subsequent to the most mature point available.
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
The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the Paid Development method and the Expected Loss Ratio method. This method normally determines expected loss ratios similar to the method used for the Expected Loss Ratio method and requires analysis of the same factors described above. The method assumes that only future losses will develop at the expected loss ratio level. The percent of paid loss to ultimate loss implied from the Paid Development method is used to determine what percentage of ultimate loss is yet to be paid. The use of the pattern from the Paid Development method requires consideration of all factors listed in the description of the Paid Development method. The estimate of losses yet to be paid is added to current paid losses to estimate the ultimate loss for each year. This method will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.
The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case incurred losses. The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid development patterns. However, the inclusion of case reserves can lead to distortions if changes in case reserving practices have taken place, and the method requires analysis of all the factors that need to be reviewed for the Expected Loss Ratio and Incurred Development methods.
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

UNITED AMERICA INDEMNITY, LTD.
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
Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net A&E reserves during the second quarter of 2008 to reflect its best estimate of A&E exposures. One of our insurance companies has been named in a lawsuit seeking coverage from it and other unrelated insurance companies that involves such issues with regard to approximately 4,500 asbestos-related bodily injury claims and others that continue to be filed. Management is continuing to gather information to enable it to both evaluate the numerous factual and legal issues that are presented by this lawsuit and to estimate the timing of any payments that may be required. Until that information is obtained and analyzed, it is difficult to predict the ultimate financial exposure that this matter presents.
Reserve analyses performed by our actuaries result in actuarial point estimates. The results of the detailed reserve reviews were summarized and discussed with our senior management to determine the best estimate of reserves. This group considered many factors in making this decision. The factors included, but were not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. Our actuaries and management meet to review the analysis and discuss the factors noted above, among other factors, to arrive at the best estimate.

UNITED AMERICA INDEMNITY, LTD.
Management’s best estimate at June 30, 2008 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,501.2 million and $834.3 million, respectively, as of June 30, 2008. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of June 30, 2008 is as follows:

	Gross Reserve
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$186,803	$382,301	$569,104
United National	250,463	527,695	778,158
Diamond State	55,070	85,060	140,130

Total Insurance Operations	492,336	995,056	1,487,392

Reinsurance Operations:
Wind River Reinsurance	1,492	12,345	13,837

Total	$493,828	$1,007,401	$1,501,229

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$169,403	$323,086	$492,489
United National	66,261	160,845	227,106
Diamond State	39,577	62,140	101,717

Total Insurance Operations	275,241	546,071	821,312

Reinsurance Operations:
Wind River Reinsurance	1,387	11,617	13,004

Total	$276,628	$557,688	$834,316

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” are recorded in the period that the change in these estimates is made. See Note 6 to the consolidated financial statements in Item 1 of Part I of this report for the changes in estimates for loss and loss adjustment expense reserves that occurred during the quarter and six months ended June 30, 2008.
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

UNITED AMERICA INDEMNITY, LTD.
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
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. We believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year net loss estimate of $143.8 million for claims occurring during the six months ended June 30, 2008:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%

Frequency Change	-5%	$(20,844)	$(14,016)	$(7,188)	$(359)	$6,469
	-3%	(18,257)	(11,285)	(4,313)	2,659	9,632
	-2%	(16,963)	(9,919)	(2,875)	4,169	11,213
	-1%	(15,669)	(8,553)	(1,438)	5,678	12,794
	0%	(14,375)	(7,188)	—	7,188	14,375
	1%	(13,082)	(5,822)	1,438	8,697	15,957
	2%	(11,788)	(4,456)	2,875	10,207	17,538
	3%	(10,494)	(3,091)	4,313	11,716	19,119
	5%	(7,906)	(359)	7,188	14,735	22,282
Our net reserves for losses and loss expenses of $834.3 million as of June 30, 2008 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
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

UNITED AMERICA INDEMNITY, LTD.
Investments
The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical procedures with respect to our investments, including identifying any security where the fair value is below its cost. Upon identification of such securities and periodically thereafter, we perform a detailed review to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value is below cost.
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
For an analysis of our securities with gross unrealized losses as of June 30, 2008 and December 31, 2007, and for other than temporary losses that we recorded for the quarters and six months ended June 30, 2008 and 2007, please see Note 2 to the consolidated financial statements in Item 1 of Part I of this report.
Fair Value Measurements
As stated in Note 3 to the consolidated financial statements in Item 1 of Part I of this report, we adopted SFAS 157 effective January 1, 2008. In connection with this adoption, we categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy as defined by SFAS 157. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 3 for further information about the fair value hierarchy and our assets that are accounted for at fair value.
Goodwill and Intangible Assets
We use several techniques to value the recoverability of our intangible assets. Discounted cash flow was used to value agency relationships, customer contracts, and insurer relationships. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. Reviews of recoverability and useful lives are performed at least annually.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform a test for impairment of goodwill and other indefinite lived assets at least annually. Our impairment review is performed annually at December 31, however we performed an additional impairment review of goodwill and other indefinite lived assets during the second quarter of 2008 and have concluded that goodwill and other indefinite lived assets were not impaired as of June 30, 2008. Impairment is recognized if the fair value of the reporting unit giving rise to the goodwill is less than its carrying amount.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of June 30, 2008. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
On an interim basis, we book our tax provision using the expected full year effective tax rate in accordance with the provisions of APB 28. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where we do business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses) by forecasted pre-tax income not including net realized investment gains (losses). Changes in pre-tax and taxable income in the jurisdictions where we do business can change the APB 28 effective tax rate. To compute our income tax expense on an interim basis, we apply our expected full year effective tax rate against our pre-tax income excluding net realized investment gains (losses) and then add actual tax on net realized investment gains (losses) to that result.
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

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data from continuing operations for our segments during the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Insurance Operations premiums written:
Gross premiums written	$94,855	$143,452	$188,147	$289,054
Ceded premiums written	10,684	14,210	23,308	29,254

Net premiums written	$84,171	$129,242	$164,839	$259,800

Reinsurance Operations premiums written:
Gross premiums written	$9,463	$5,231	$15,233	$12,165
Ceded premiums written	8,425	3,959	12,899	7,396

Net premiums written	$1,038	$1,272	$2,334	$4,769

Revenues:
Insurance Operations	$98,204	$136,196	$208,123	$273,910
Reinsurance Operations	2,469	389	5,607	1,112
Corporate (1)	14,592	20,859	31,308	39,952

Total revenues	$115,265	$157,444	$245,038	$314,974

Expenses:
Insurance Operations	$113,393	$119,236	$224,250	$243,117
Reinsurance Operations	8,363	821	12,351	1,994
Corporate (2)	4,709	5,792	11,182	12,085

Subtotal	126,465	125,849	247,783	257,196
Intercompany eliminations	—	(151)	—	(306)

Net expenses	$126,465	$125,698	$247,783	$256,890

Income (loss) before income taxes:
Insurance Operations	$(15,189)	$16,960	$(16,127)	$30,793
Reinsurance Operations	(5,894)	(432)	(6,744)	(882)
Corporate	9,883	15,067	20,126	27,867

Subtotal	(11,200)	31,595	(2,745)	57,778
Intercompany eliminations	—	151	—	306

Total income (loss) before income taxes	$(11,200)	$31,746	$(2,745)	$58,084

Insurance combined ratio analysis: (3)
Net losses and loss adjustment expense ratio	83.1	55.1	75.0	57.1
Other underwriting expense ratio	37.9	32.7	35.7	31.8

Combined ratio	121.0	87.8	110.7	88.9

(1)	Comprised of net investment income and net realized investment gains (losses).

(2)	Comprised of interest expense, outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred that are not directly related to insurance or reinsurance operations.

(3)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed as indicators of underwriting profitability. The net losses and loss adjustment expense ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The underwriting expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the ratio of the sum of net losses, loss adjustment expenses, acquisition costs, and other underwriting expenses to net premiums earned.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
Quarter Ended June 30, 2008 Compared with the Quarter Ended June 30, 2007
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $104.3 million for the quarter ended June 30, 2008, compared with $148.7 million for the quarter ended June 30, 2007, a decrease of $44.4 million or 29.8%.
A breakdown of gross premiums written by product classification is as follows:

	Quarter Ended June 30,		Increase / (Decrease)
	2008	2007	$	%

Insurance Operations:
Penn-America	$49,167	$79,327	$(30,160)	-38.0%
United National	23,360	34,801	(11,441)	-32.9%
Diamond State	22,329	29,324	(6,995)	-23.9%

Total Insurance Operations	94,856	143,452	(48,596)	-33.9%

Reinsurance Operations:
Wind River Reinsurance	9,462	5,231	4,231	80.9%

Total	$104,318	$148,683	$(44,365)	-29.8%

•	Insurance Operations:
•	Penn-America gross premiums written decreased $30.2 million or 38.0% primarily due to a reduction of $12.3 million due to terminations of business that did not meet our profitability requirements, a reduction of $9.9 million from coastal catastrophe prone areas, and a reduction of $8.0 million from price decreases in the aggregate of approximately 4.0% and other market factors.
•	United National gross premiums written decreased $11.4 million or 32.9% primarily due to a reduction of $0.4 million from a terminated 100% reinsured property program, a reduction of $5.3 million due to terminations of business that did not meet our profitability requirements, and a reduction of $5.7 million from price decreases in the aggregate of approximately 4.0% and other market factors.
•	Diamond State gross premiums written decreased $7.0 million or 23.9% primarily due to a reduction of $1.7 million due to terminations of business that did not meet our profitability requirements and a reduction of $5.3 million from price decreases in the aggregate of approximately 5.0% and other market factors.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written increased $4.2 million or 80.9% primarily due to increased participation on one of our reinsurance treaties offset partially by the termination of a treaty that did not meet our profitability requirements.
Net premiums written, which equal gross premiums written less ceded premiums written, were $85.2 million for the quarter ended June 30, 2008, compared with $130.5 million for the quarter ended June 30, 2007, a decrease of $45.3 million or 34.7%. The ratio of net premiums written to gross premiums written was 81.7% for the quarter ended June 30, 2008 and 87.8% for the quarter ended June 30, 2007, a decline of 6.1 points, which was primarily due to changes in our mix of business.

UNITED AMERICA INDEMNITY, LTD.
A breakdown of net premiums written by business classification is as follows:

	Quarter Ended June 30,		Increase / (Decrease)
	2008	2007	$	%

Insurance Operations:
Penn-America	$45,515	$74,895	$(29,380)	-39.2%
United National	20,082	29,773	(9,691)	-32.5%
Diamond State	18,578	24,574	(5,996)	-24.4%

Total Insurance Operations	84,175	129,242	(45,067)	-34.9%

Reinsurance Operations:
Wind River Reinsurance	1,034	1,272	(238)	-18.7%

Total	$85,209	$130,514	$(45,305)	-34.7%

•	Insurance Operations:
•	Penn-America net premiums written decreased $29.4 million or 39.2% primarily due to the reduction of gross premiums written noted above.
•	United National net premiums written decreased $9.7 million or 32.5% primarily due to the reduction of gross premiums written noted above.
•	Diamond State net premiums written decreased $6.0 million or 24.4% primarily due to the reduction of gross premiums written noted above.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written decreased $0.2 million or 18.7% primarily due to a terminated treaty that did not meet our profitability requirements.
Net premiums earned were $100.7 million for the quarter ended June 30, 2008, compared with $136.6 million for the quarter ended June 30, 2007, a decrease of $35.9 million or 26.3%. The decrease in net premiums earned is comprised of a $38.0 million decrease in net premiums earned from our Insurance Operations segment and a $2.1 million increase in net premiums earned from our Reinsurance Operations segment.
•	The decrease in net premiums earned from our Insurance Operations segment was attributable to the decreases in net premiums written noted above, as well as to a decrease in net written premium from $560.5 million in 2006 to $490.5 million in 2007. The net unearned premium reserve at December 31, 2007 was $192.7 million compared to $244.9 million at December 31, 2006, a decrease of $45.8 million or 18.7%.
•	The increase in net premiums earned from our Reinsurance Operations segment is primarily due to business written in the latter part of 2007.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $17.1 million for the quarter ended June 30, 2008, compared with $19.3 million for the quarter ended June 30, 2007, a decrease of $2.2 million or 11.6%.
•	Gross investment income, excluding realized gains and losses, was $18.3 million for the quarter ended June 30, 2008, compared with $20.6 million for the quarter ended June 30, 2007, a decrease of $2.3 million or 11.1%. The decrease was primarily due to reductions in short-term interest rates and a reduction of our cash and invested assets. We had no gross investment income from our limited partnership investments during the quarter ended June 30, 2008 compared to $0.1 million for the quarter ended June 30, 2007. Excluding limited partnership distributions, gross investment income for the quarter ended June 30, 2008 decreased 10.6% compared to the quarter ended June 30, 2007.
•	Investment expenses were $1.3 million for each of the quarters ended June 30, 2008 and 2007.

UNITED AMERICA INDEMNITY, LTD.
The average duration of our bonds increased to 3.7 years as of June 30, 2008 from 3.6 years as of June 30, 2007. Including cash and short term investments, the average duration of our investments as of June 30, 2008 was 3.1 years, compared to 3.0 years as of June 30, 2007. At June 30, 2008, our embedded book yield on our bonds, not including cash and short term investments, was 4.92% compared with 5.01% at June 30, 2007. The embedded book yield at June 30, 2008 includes $238.9 million of tax-free municipal investments with a yield of 3.95% compared to $171.1 million of tax-free municipal investments with a yield of 4.28% at June 30, 2007.
Net Realized Investment Gains (Losses)
Net realized investment losses were $2.5 million for the quarter ended June 30, 2008, compared to net realized investment gains of $1.5 million for the quarter ended June 30, 2007. Net realized investment losses for the quarter ended June 30, 2008 consist primarily of net losses of $1.1 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $1.7 million relative to our equity portfolios, offset by net gains of $0.3 million relative to bond portfolios. The net realized investment gains for the quarter ended June 30, 2007 consist primarily of net gains of $0.3 million relative to bond portfolios, net gains of $1.1 million relative to our equity portfolios, and net gains of $0.1 million relative to our convertible portfolio.
Net Losses and Loss Adjustment Expenses
The loss ratio for the quarter ended June 30, 2008 was 83.1% compared with 55.1% for the quarter ended June 30, 2007. The loss ratio is a non-GAAP financial measure that is generally viewed as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The impact of changes to prior accident years was 25.4 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $16.5 million in 2008 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $12.3 million in 2007.
In 2008, we increased our prior accident year loss reserves by $16.9 million and reduced our allowance for uncollectible reinsurance by $0.4 million. The loss reserves increase of $16.9 million consisted of an increase of approximately $21.1 million in our liability lines partially offset by a reduction of $4.2 million in our property lines. The increase related to the liability lines consisted of $16.6 million from our general liability lines primarily related to accident years 2001 and prior, $2.6 million from our professional liability lines primarily related to accident years 2006 and 2007 and $1.9 million from our reinsurance operations primarily related to accident year 2007. The reduction to the property lines primarily related to accident year 2007.
In 2007, we reduced our prior accident year loss reserves by $11.0 million and reduced our allowance for uncollectible reinsurance by $1.3 million. The loss reserves reduction of $11.0 million consisted of approximately $4.8 million in our liability lines and $6.2 million in our property lines. The reduction to the liability lines consists of $6.5 million from our umbrella and excess lines primarily related to accident years 2002 and 2003, $4.5 million related to our general liability lines primarily related to accident years 2004 and prior offset partially by an increase of $6.2 million to our professional lines primarily related to accident years 1998 and 2006. The reduction to the property lines primarily related to accident years 2005 and 2006.
The current accident year loss ratio increased 2.6 points from 64.1% in 2007 to 66.7% in 2008 due to both property and casualty lines. The property loss ratio increased 3.3 points from 55.9% in 2007 to 59.2% in 2008, which consists of a 4.2 point increase in the catastrophe loss ratio from 3.6% in 2007 to 7.8% in 2008 offset partially by a decline of 0.9 points on the non-catastrophe loss ratio from 52.3% in 2007 to 51.4% in 2008. The casualty loss ratio increased 2.4 points from 68.4% in 2007 to 70.8% in 2008 primarily due to increased loss trends and poor performance of director and officer reinsurance assumed by Wind River Reinsurance.

UNITED AMERICA INDEMNITY, LTD.
Net losses and loss adjustment expenses were $83.6 million for the quarter ended June 30, 2008, compared with $75.2 million for the quarter ended June 30, 2007. Excluding the impact of the $16.5 million increase of prior accident year loss reserves in 2008 and the $12.3 million reduction of prior accident year loss reserves in 2007, the current accident year net losses and loss adjustment expenses were $67.1 million and $87.5 million for the quarters ended June 30, 2008 and 2007, respectively. This decrease is primarily attributable to a decrease in net premiums earned, partially offset by an increase in property losses due to the factors noted above and casualty loss cost inflation. Property net premiums earned for the quarters ended June 30, 2008 and 2007 were $36.3 million and $46.6 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2008 and 2007 were $64.4 million and $90.0 million, respectively.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $38.1 million for the quarter ended June 30, 2008, compared with $44.7 million for the quarter ended June 30, 2007, a decrease of $6.6 million or 14.7%. This decrease is comprised of a $7.8 million decrease in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $1.2 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.
•	The decrease in our Insurance Operations segment is due to a $8.6 million decrease in acquisition costs, which is primarily due to a decrease in commission expenses as a result of the decrease in net premiums earned, offset by a $0.8 million increase in other underwriting expenses, which is primarily due to increases in total compensation expenses, property and office costs, and accounting and audit fees.
•	The increase in our Reinsurance Operations segment is primarily due to a $1.3 million increase in acquisition costs, which is primarily due to an increase in commission expenses related to the increase in net premium earned during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. There was not a significant change in other underwriting expenses.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $2.5 million for the quarter ended June 30, 2008, compared with $2.9 million for the quarter ended June 30, 2007, a decrease of $0.4 million. This decrease is primarily due to decreases in total compensation expenses and legal fees.
Expense and Combined Ratios
Our expense ratio, a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 37.9% for the quarter ended June 30, 2008, compared with 32.7% for the quarter ended June 30, 2007. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above, and to a lesser extent, the $0.8 million increase in other underwriting expenses of our Insurance Operations noted above.
Our combined ratio was 121.0% for the quarter ended June 30, 2008, compared with 87.8% for the quarter ended June 30, 2007. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $16.5 million increase of prior accident year loss reserves in 2008 and a $12.3 million reduction of prior accident year loss reserves in 2007, the combined ratio increased from 96.8% for 2007 to 104.6% for 2008. See discussion of loss ratio included in “Net Loss and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph for an explanation of this increase.
Interest Expense
Interest expense was $2.2 million for the quarter ended June 30, 2008, compared with $2.9 million for the quarter ended June 30, 2007, a decrease of $0.7 million or 24.5%. This decrease is primarily due to the retirement of $30.9 million of our junior subordinated debentures, decreases in interest rates on our remaining junior subordinated debentures, which are tied to the three month LIBOR rate as of the beginning of each fiscal quarter, and the pay down of the line of credit in 2007 related to discontinued operations. The three month LIBOR rate decreased from 5.35% at March 31, 2007 to 2.78% at March 31, 2008.

UNITED AMERICA INDEMNITY, LTD.
Income Tax Expense (Benefit)
Income tax benefit relating to continuing operations was $2.1 million for the quarter ended June 30, 2008, compared with income tax expense of $6.0 million for the quarter ended June 30, 2007. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our expected full year effective tax rate against our pre-tax income excluding net realized investment gains (losses) and then add actual tax on net realized investment gains (losses) to that result. Our actual tax on net realized investment gains (losses) was an income tax benefit of $0.9 million for the quarter ended June 30, 2008 compared to income tax expense of $0.5 million for the quarter ended June 30, 2007. Our pre-tax loss was $11.2 million for the quarter ended June 30, 2008 compared to pre-tax income of $31.7 million for the quarter ended June 30, 2007. Based on the results of our operations, we currently expect that we will incur alternative minimum tax in 2008.
Equity in Net Income (Loss) of Partnership
Equity in net loss of partnerships was $0.03 million for the quarter ended June 30, 2008, compared with equity in net income of partnerships of $0.20 million for the quarter ended June 30, 2007, a decrease of $0.23 million. The decrease was due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment. Income from discontinued operations was $0.20 million for the quarter ended June 30, 2008, compared with a loss of $0.04 million for the quarter ended June 30, 2007, an increase of $0.24 million. The increase is primarily due to the re-estimation of remaining liabilities.
Net Income (Loss)
The factors described above resulted in net loss of $9.0 million for the quarter ended June 30, 2008, compared with net income of $25.9 million for the quarter ended June 30, 2007, a decrease of $34.9 million or 134.6%.
Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $203.4 million for the six months ended June 30, 2008, compared with $301.2 million for the six months ended June 30, 2007, a decrease of $97.8 million or 32.5%.
A breakdown of gross premiums written by product classification is as follows:

	Six Months Ended June 30,		Increase / (Decrease)
	2008	2007	$	%

Insurance Operations:
Penn-America	$93,348	$159,848	$(66,500)	-41.6%
United National	48,291	71,376	(23,085)	-32.3%
Diamond State	46,508	57,830	(11,322)	-19.6%

Total Insurance Operations	188,147	289,054	(100,907)	-34.9%

Reinsurance Operations:
Wind River Reinsurance	15,233	12,165	3,068	25.2%

Total	$203,380	$301,219	$(97,839)	-32.5%

UNITED AMERICA INDEMNITY, LTD.
•	Insurance Operations:
•	Penn-America gross premiums written decreased $66.5 million or 41.6% primarily due to a reduction of $26.8 million due to terminations of business that did not meet our profitability requirements, a reduction of $22.0 million from coastal catastrophe prone areas, and a reduction of $17.7 million from price decreases in the aggregate of approximately 4.0% and other market factors.
•	United National gross premiums written decreased $23.1 million or 32.3% primarily due to a reduction of $1.7 million from a terminated 100% reinsured property program, $10.9 million due to terminations of business that did not meet our profitability requirements, and a reduction of $10.5 million from price decreases in the aggregate of approximately 4.0% and other market factors.
•	Diamond State gross premiums written decreased $11.3 million or 19.6% primarily due to a reduction of $2.6 million due to terminations of business that did not meet our profitability requirements and a reduction of $8.7 million from price decreases in the aggregate of approximately 5.0% and other market factors.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written increased $3.1 million or 25.2% primarily due to increased participation on one of our reinsurance treaties offset partially by the termination of a treaty that did not meet our profitability requirements.
Net premiums written, which equal gross premiums written less ceded premiums written, were $167.2 million for the six months ended June 30, 2008, compared with $264.6 million for the six months ended June 30, 2007, a decrease of $97.4 million or 36.8%. The ratio of net premiums written to gross premiums written was 82.2% for the six months ended June 30, 2008 and 87.8% for the six months ended June 30, 2007, a decline of 5.6 points, which was primarily due to changes in our mix of business.
A breakdown of net premiums written by business classification is as follows:

	Six Months Ended June 30,		Increase / (Decrease)
	2008	2007	$	%

Insurance Operations:
Penn-America	$84,914	$150,575	$(65,661)	-43.6%
United National	41,429	59,317	(17,888)	-30.2%
Diamond State	38,496	49,908	(11,412)	-22.9%

Total Insurance Operations	164,839	259,800	(94,961)	-36.6%

Reinsurance Operations:
Wind River Reinsurance	2,334	4,769	(2,435)	-51.1%

Total	$167,173	$264,569	$(97,396)	-36.8%

•	Insurance Operations:
•	Penn-America net premiums written decreased $65.7 million or 43.6% primarily due to the reduction of gross premiums written noted above.
•	United National net premiums written decreased $17.9 million or 30.2% primarily due to the reduction of gross premiums written noted above.
•	Diamond State net premiums written decreased $11.4 million or 22.9% primarily due to the reduction of gross premiums written noted above.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written decreased $2.4 million or 36.8% primarily due to the termination of a treaty that did not meet our profitability requirements.

UNITED AMERICA INDEMNITY, LTD.
Net premiums earned were $213.7 million for the six months ended June 30, 2008, compared with $275.0 million for the six months June 30, 2007, a decrease of $61.3 million or 22.3%. The decrease in net premiums earned is attributable to a $62.8 million decrease in net premiums earned from our Insurance Operations segment and a $4.5 million increase in net premiums earned from our Reinsurance Operations segment.
•	The decrease in net premiums earned from our Insurance Operations segment was attributable to the decreases in net premiums written noted above, as well as to a decrease in net written premium from $560.5 million in 2006 to $490.5 million in 2007. The net unearned premium reserve at December 31, 2007 was $192.7 million compared to $244.9 million at December 31, 2006, a decrease of $45.8 million or 18.7%.
•	The increase in net premiums earned from our Reinsurance Operations segment is primarily due to business written in the latter part of 2007.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $34.9 million for the six months ended June 30, 2008, compared with $38.2 million for the six months ended June 30, 2007, a decrease of $3.3 million or 8.7%.
•	Gross investment income, excluding realized gains and losses, was $37.7 million for the six months ended June 30, 2008, compared with $41.0 million for the six months ended June 30, 2007, a decrease of $3.3 million or 8.2%. The decrease was primarily due to reductions in short-term interest rates and a reduction of our cash and invested assets. We had no gross investment income from our limited partnership investments during the six months ended June 30, 2008 compared to $0.4 million for the six months ended June 30, 2007. Excluding limited partnership distributions, gross investment income for the six months ended June 30, 2008 decreased 7.3% compared to the six months ended June 30, 2007.
•	Investment expenses were $2.8 million for each of the six months ended June 30, 2008 and 2007.
Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.
Net Realized Investment Gains (Losses)
Net realized investment losses were $3.6 million for the six months ended June 30, 2008, compared with net realized investment gains of $1.8 million for the six months ended June 30, 2007. Net realized investment losses for the six months ended June 30, 2008 consist primarily of net losses of $1.9 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $1.8 million, offset by net gains of $0.2 million mainly in our bond portfolios. The net realized investment gains for the six months ended June 30, 2007 consist primarily of net gains of $0.9 million relative to bond portfolios, net of other than temporary impairment losses of $0.02 million, net gains of $1.9 million relative to our equity portfolios, offset by net losses of $1.1 million relative to our convertible portfolio.
Net Losses and Loss Adjustment Expenses
The loss ratio for the six months ended June 30, 2008 was 75.0%, compared with 57.1% for the six months ended June 30, 2007. The loss ratio is a non-GAAP financial measure that is generally viewed as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The impact of changes to prior accident years is 12.7 points resulting from an increase of net loss and loss adjustment expenses for prior accident years of $16.5 million in 2008 compared to a $13.9 million reduction of net loss and loss adjustment expenses for prior accident years in 2007.
In 2008, we increased our prior accident year loss reserves by $16.9 million and reduced our allowance for uncollectible reinsurance by $0.4 million. The loss reserves increase of $16.9 million consisted of an increase of approximately $21.1 million in our liability lines partially offset by a reduction of $4.2 million in our property lines. The increase related to the liability lines consisted of $16.6 million from our general liability lines primarily related to accident years 2001 and prior, $2.6 million from our professional liability lines primarily related to accident years 2006 and 2007 and $1.9 million from our reinsurance operations primarily related to accident year 2007. The reduction to the property lines primarily related to accident year 2007.

UNITED AMERICA INDEMNITY, LTD.
In 2007, we reduced our prior accident year loss reserves by $11.0 million and reduced our allowance for uncollectible reinsurance by $2.9 million. The loss reserves reduction of $11.0 million consisted of approximately $4.8 million in our liability lines and $6.2 million in our property lines. The reduction to the liability lines consists of $6.5 million from our umbrella and excess lines primarily related to accident years 2002 and 2003, $4.5 million related to our general liability lines primarily related to accident years 2004 and prior offset partially by an increase of $6.2 million to our professional lines primarily related to accident years 1998 and 2006. The reduction to the property lines primarily related to accident years 2005 and 2006.
The current accident year loss ratio increased 5.2 points in 2008 primarily due to an increase in the property loss ratio. The property loss ratio increased 10.2 points from 53.1% in 2007 to 63.3% in 2008, which consists of a 4.0 point increase in the catastrophe loss ratio from 2.1% in 2007 to 6.1% in 2008 and a 6.2 point increase in the non-catastrophe loss ratio from 51.0% in 2007 to 57.2% in 2008 due primarily to increased frequency of weather-related claims and increased average severity of losses related to fires. The casualty loss ratio increased 2.4 points from 67.0% in 2007 to 69.4% in 2008 primarily due to increased loss trends and poor performance of director and officer reinsurance assumed by Wind River Reinsurance.
Net losses and loss adjustment expenses were $160.3 million for the six months ended June 30, 2008, compared with $157.1 million for the six months ended June 30, 2007. Excluding the impact of the increase of prior accident year loss reserves of $16.5 million in 2008 and the $13.9 million reduction of prior accident year loss reserves in 2007, the current accident year net losses and loss adjustment expenses were $143.8 million and $170.9 million for the six months ended June 30, 2008 and 2007, respectively. This decrease is primarily attributable to a decrease in net premiums earned, partially offset by an increase in property losses due to the factors noted above and casualty loss cost inflation. Property net premiums earned for the six months ended June 30, 2008 and 2007 were $75.7 million and $96.0 million, respectively. Casualty net premiums earned for the six months ended June 30, 2008 and 2007 were $138.0 million and $179.0 million, respectively.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, net of intercompany eliminations, were $76.3 million for the six months ended June 30, 2008, compared with $87.5 million for the six months ended June 30, 2007, a decrease of $11.2 million or 12.8%. This decrease is comprised of a $13.7 million decrease in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $2.4 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.
•	The decrease in our Insurance Operations segment is due to a $13.7 million decrease in acquisition costs, which is primarily due to a decrease in commission expenses as a result of the decrease in net premiums earned. There was not a significant change in other underwriting expenses.
•	The increase in our Reinsurance Operations segment is primarily due to a $2.6 million increase in acquisition costs, which is primarily due to an increase in commission expenses related to the increase in net premium earned during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. There was not a significant change in other underwriting expenses.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $6.5 million for each of the six months ended June 30, 2008 and 2007.
Expense and Combined Ratios
Our expense ratio, a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by premiums earned, was 35.7% for the six months ended June 30, 2008, compared with 31.8% for the six months ended June 30, 2007. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.

UNITED AMERICA INDEMNITY, LTD.
Our combined ratio was 110.7% for the six months ended June 30, 2008, compared with 88.9% for the six months ended June 30, 2007. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $16.5 million increase of prior accident year loss reserves in 2008 and a $13.9 million reduction of prior accident year loss reserves in 2007, the combined ratio increased from 94.0% for 2007 to 103.0% for 2008. See discussion of loss ratio included in “Net Loss and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph for an explanation of this increase.
Interest Expense
Interest expense was $4.7 million for the six months ended June 30, 2008, compared with $5.8 million for the six months ended June 30, 2007, a decrease of $1.1 million or 18.6%. This decrease is primarily due to the retirement of $30.9 million of our junior subordinated debentures, decreases in interest rates on our remaining junior subordinated debentures, which are tied to the three month LIBOR rate as of the beginning of each fiscal quarter, and the pay down of the line of credit in 2007 related to discontinued operations. The three month LIBOR rate decreased from 5.36% at December 31, 2006 to 2.78% at March 31, 2008.
Income Tax Expense (Benefit)
Income tax benefit relating to continuing operations was $1.5 million for the six months ended June 30, 2008, compared with income tax expense of $10.0 million for the six months ended June 30, 2007. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year end tax rate against our pre-tax income excluding net realized investment gains (losses) and add actual tax on net realized investment gains (losses) to that result. Our actual tax on net realized investment gains (losses) was an income tax benefit of $1.3 million for the six months ended June 30, 2008, compared to income tax expense of $0.6 million for the six months ended June 30, 2007. In addition, 2008 includes an income tax benefit of $0.1 million due to the release of an uncertain tax position due to the expiration of the statute of limitations related to the December 31, 2003 tax year. Our pre-tax loss was $2.7 million for the six months ended June 30, 2008, compared to pre-tax income of $58.1 million for the six months ended June 30, 2007. Based on the results of our operations, we currently expect that we will incur alternative minimum tax in 2008.
Equity in Net Income (Loss) of Partnership
Equity in net loss of partnerships was $0.5 million for the six months ended June 30, 2008, compared to equity in net income of partnerships of $0.3 million for the six months ended June 30, 2007, a decrease of $0.8 million. The decrease was due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment. Income from discontinued operations was $0.16 million for the six months ended June 30, 2008, compared with $0.12 million for the six months ended June 30, 2007, an increase of $0.04 million. The increase is primarily due to the re-estimation of remaining liabilities.
Net Income (Loss)
The factors described above resulted in net loss of $1.5 million for the six months ended June 30, 2008, compared with net income of $48.5 million for the six months ended June 30, 2007, a decrease of $50.0 million or 103.2%.

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
United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of corporate expenses, includes dividends and other permitted disbursements from Wind River Reinsurance, the Luxembourg Companies, the United National Insurance Companies, and the Penn-America Insurance Companies. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs; however, the Board of Directors has authorized United America Indemnity to purchase up to $100.0 million of its Class A common shares as part of two separate share buyback programs that were initiated in November 2007 and February 2008, respectively. Approximately $91.2 million has been purchased under the share buyback program as of June 30, 2008. Approximately $8.8 million has been purchased in July 2008, thereby completing the share buyback programs. Wind River Reinsurance has loaned United America Indemnity funds to enable it to execute the buybacks. The loan currently bears interest at 3.75% per year. In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity. United America Indemnity used proceeds from the dividend to repay a portion of the loan. We anticipate that Wind River Reinsurance will pay additional dividends in the future and that United America Indemnity will use the proceeds to repay the remainder of the loan.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2008, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $46.9 million. For 2008, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $23.5 million, including $7.7 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2007 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies declared and paid dividends of $7.0 million and $4.0 million, respectively, during the six months ended June 30, 2008.
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
Net cash used for operating activities was $1.7 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of $93.2 million for the six months ended June 30, 2007. The decrease in operating cash flows of approximately $94.9 million from the prior year was primarily a net result of the following items:
•	a decrease in net premiums collected of $88.2 million, an increase in net losses paid of $28.3 million, offset by a decrease in acquisition costs and other underwriting expenses of $22.9 million;
•	a decrease in net investment income collected of $2.0 million;
•	a decrease in net federal income taxes paid of $1.9 million.
See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
Other than the items noted below, there have been no significant changes to our liquidity during the quarter ended June 30, 2008. Please see Item 7 of Part II in our 2007 Annual Report on Form 10-K for information regarding our liquidity.
On May 15, 2008, we redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which are the sole assets of Penn Trust II, were also redeemed.
On February 11, 2008, we announced that our Board of Directors authorized us to repurchase up to $50.0 million of our Class A common shares, which was in addition to the $50.0 million of our Class A common shares that we repurchased from November 2007 to January 2008. We completed this repurchase in July 2008. See Item 2 in Part II of this report for details.
Capital Resources
Other than the items noted below, there have been no significant changes to our capital resources during the quarter ended June 30, 2008. Please see Item 7 of Part II in our 2007 Annual Report on Form 10-K for information regarding our capital resources.
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
On May 15, 2008, we redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which are the sole assets of Penn Trust II, were also redeemed.
United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no borrowings or repayments during the six months ended June 30, 2008, and there were no outstanding borrowings against this line of credit as of June 30, 2008.

UNITED AMERICA INDEMNITY, LTD.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Capital Resources” and “Liquidity” sections in Item 2 of Part I of this report and in Item 7 of Part II of our 2007 Annual Report on Form 10-K.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance that are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can often be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions, and statements about the future performance, operations, products and services of the companies.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On July 15, 2008, the preferred stocks of Fannie Mae and Freddie Mac were downgraded by Moody’s. We own preferred stock and debt obligations issued by these government sponsored enterprises. See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details.
There have been no other significant changes to our market risk since December 31, 2007. Please see Item 7A of Part II in our 2007 Annual Report on Form 10-K for information regarding our market risk.

UNITED AMERICA INDEMNITY, LTD.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of June 30, 2008, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
We have added, deleted, or modified certain of our internal controls over financial reporting during the quarter ended June 30, 2008; however, there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 11, 2008, we announced that our Board of Directors authorized us to repurchase up to $50.0 million of our Class A common shares, which was in addition to the $50.0 million of our Class A common shares that we repurchased from November 2007 to January 2008.
The following table provides information with respect to the Class A common shares that were surrendered or repurchased during the quarter ended June 30, 2008:

					Approximate
			Total Number of		Dollar Value
			Shares Purchased		of Shares That
	Total Number	Average	as Part of Publicly		May Yet Be
	of Shares	Price Paid	Announced Plan		Purchased Under the
Period (1)	Purchased	Per Share	or Program		Plan or Program (2)

April 1-30, 2008	—	$—	—		$45,746,974
May 1-31, 2008	995,674	$14.06	995,674	(3)	$31,749,232
June 1-30, 2008	1,606,850	$14.25	1,606,850	(3)	$8,847,487

Total	2,602,524	$14.18	2,602,524		N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Purchased as part of the repurchase authorization announced in February 2008.
In July 2008, we purchased an additional 633,376 of our Class A common shares at an average price paid per share of $13.97, or $8.8 million in the aggregate. These purchases completed the repurchase authorization announced in February 2008.

UNITED AMERICA INDEMNITY, LTD.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders on May 23, 2008:
1. Election of the following nominees to our Board of Directors.

Nominee	Votes For	Votes Against	Votes Abstained
Saul A. Fox	135,684,945	9,106,051	529,858
Larry A. Frakes	137,165,496	8,150,054	5,304
Stephen A. Cozen	136,324,210	8,990,488	6,156
Richard L. Duszak	144,448,670	866,028	6,156
James R. Kroner	136,646,064	8,668,634	6,156
Michael J. Marchio	136,645,890	8,668,808	6,156
Seth Gersch	136,593,245	8,721,453	6,156
2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2008 and the authorization of our Board of Directors acting by its Audit Committee to set the fees for the independent auditor.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
145,216,216	81,663	22,975	0
3.	Election of the following nominees to the Wind River Reinsurance Company, Ltd. Board of Directors.

Nominee	Votes For	Votes Withheld
Alan Bossin	144,752,346	568,508
Larry A. Frakes	144,752,346	568,508
David R. Whiting	144,751,846	569,008
Janita Burke Waldron (Alternate Director)	144,754,346	566,508
Richard H. Black (Alternate Director)	144,754,346	566,508
4.	Approval of the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, as the independent auditor of Wind River Reinsurance Company, Ltd. for 2008.

Votes For	Votes Against	Votes Abstained	Broker Non Votes
145,241,129	50,703	29,022	0
5.	Approval of the GAAP audited financial statements and ratification of the STAT audited financial statement of Wind River Reinsurance Company, Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0
6.	Approval of amendments to the bye-laws of Wind River Reinsurance Company, Ltd.

Votes For	Votes Against	Votes Abstained
110,015,996	0	0
Item 6. Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant
August 11, 2008	By:	/s/ Thomas M. McGeehan
Date: August 11, 2008		Thomas M. McGeehan
Interim Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.