Form 10-Q
period 2008-09-30
UNITED AMERICA INDEMNITY, LTD
filed 2008-11-10
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
KYI - 9002
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

Large accelerated filer ☐;	Accelerated filer ☑;	Non-accelerated filer ☐;	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2008, the registrant had outstanding 19,018,793 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;
2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., U.N. Holdings Inc., which was dissolved on May 31, 2006, Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, Emerald Insurance Company, which was dissolved on March 24, 2008, Penn-America Group, Inc., our U.S. Insurance Operations and our Agency Operations;
3)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., International Underwriters, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;
4)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Companies, International Underwriters, LLC, and J.H. Ferguson & Associates, LLC;
5)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;
6)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;
7)	our “Insurance Operations” refers to the U.S. Insurance Operations;
8)	our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on September 30, 2006;
9)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Insurance Company (Barbados), Ltd. was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Insurance Company, Ltd.;
10)	our “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006;
11)	our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd., which was dissolved on August 17, 2007;
12)	our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance;
13)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;
14)	“AIS” refers to American Insurance Service, Inc.;
15)	“United National Group” refers to the United National Insurance Companies and Emerald Insurance Company, which was dissolved on March 24, 2008;
16)	“Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies;
17)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;
18)	“United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority;
19)	“Diamond State” refers to our product classification that includes property, general liability, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority;
20)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, and Penn-America Statutory Trust II;
21)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;
22)	“GAAP” refers to accounting principles generally accepted in the United States of America; and
23)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,234,212 and $1,356,439)	$1,218,831	$1,370,566
Preferred shares:
Available for sale securities, at fair value (cost: $5,468 and $11,802)	5,468	11,883
Common shares:
Available for sale securities, at fair value (cost: $57,795 and $61,032)	62,617	73,794
Other invested assets
Available for sale securities, at fair value (cost: $19,689 and $19,412)	44,065	51,102
Securities classified as trading, at fair value (cost: $5,151 and $5,151)	11,041	13,437

Total investments	1,342,022	1,520,782

Cash and cash equivalents	295,344	244,321
Agents’ balances, net	60,816	64,719
Reinsurance receivables	679,901	719,706
Accrued investment income	12,351	12,820
Federal income taxes receivable	10,784	—
Deferred federal income taxes	25,471	8,219
Deferred acquisition costs	38,622	52,505
Goodwill	84,246	84,246
Intangible assets	21,764	22,520
Prepaid reinsurance premiums	27,795	29,218
Other assets	11,879	16,116

Total assets	$2,610,995	$2,775,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,525,864	$1,503,237
Unearned premiums	170,577	228,363
Federal income taxes payable	—	3,455
Ceded balances payable	24,965	15,758
Contingent commissions	5,542	9,600
Notes and debentures payable	121,925	137,602
Other liabilities	27,507	40,881

Total liabilities	1,876,380	1,938,896

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 25,032,618 and 24,770,507, respectively; Class A common shares outstanding: 19,018,793 and 22,316,420, respectively; Class B common shares issued and outstanding: 12,687,500	4	4
Additional paid-in capital	523,678	519,980
Accumulated other comprehensive income	7,902	40,172
Retained earnings	303,413	324,542
Class A common shares in treasury, at cost: 6,013,825 and 2,454,087 shares, respectively	(100,382)	(48,422)

Total shareholders’ equity	734,615	836,276

Total	$2,610,995	$2,775,172

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Gross premiums written	$99,030	$140,915	$302,410	$442,134

Net premiums written	$79,706	$122,568	$246,879	$387,137

Net premiums earned	$89,511	$133,449	$303,241	$408,471
Net investment income	16,627	19,870	51,485	58,055
Net realized investment gains (losses)	(20,510)	(614)	(24,060)	1,153

Total revenues	85,628	152,705	330,666	467,679

Losses and Expenses:
Net losses and loss adjustment expenses	76,134	74,511	236,428	231,596
Acquisition costs and other underwriting expenses	33,164	43,376	109,471	130,920
Corporate and other operating expenses	3,039	3,080	9,494	9,537
Interest expense	1,963	2,770	6,690	8,574

Income (loss) before income taxes	(28,672)	28,968	(31,417)	87,052
Income tax expense (benefit)	(10,260)	4,664	(11,786)	14,688

Income (loss) before equity in net income (loss) of partnership	(18,412)	24,304	(19,631)	72,364
Equity in net income (loss) of partnership, net of tax	(1,088)	(206)	(1,557)	155

Income (loss) before discontinued operations	(19,500)	24,098	(21,188)	72,519
Discontinued operations, net of tax	(98)	(118)	59	2

Net income (loss)	$(19,598)	$23,980	$(21,129)	$72,521

Per share data(1):
Income (loss) from continuing operations:
Basic	$(0.62)	$0.64	$(0.63)	$1.95

Diluted	$(0.62)	$0.64	$(0.63)	$1.93

Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Net income (loss):
Basic	$(0.62)	$0.64	$(0.63)	$1.95

Diluted	$(0.62)	$0.64	$(0.63)	$1.93

Weighted-average number of shares outstanding:
Basic	31,449,094	37,229,274	33,302,048	37,184,783

Diluted	31,449,094	37,521,473	33,302,048	37,513,041

(1)	In 2008, “Diluted” data is the same as “Basic” data since there was a net loss for the quarter and nine months ended September 30, 2008.
See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(19,598)	$23,980	$(21,129)	$72,521

Other comprehensive loss, net of tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	(29,266)	14,531	(48,290)	6,670
Less: Reclassification adjustment for gains (losses) included in net income (loss)	(13,764)	(400)	(16,020)	740

Other comprehensive income (loss), net of tax	(15,502)	14,931	(32,270)	5,930

Comprehensive income (loss), net of tax	$(35,100)	$38,911	$(53,399)	$78,451

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
Number of Class A common shares:
Number at beginning of period	24,770,507	24,507,919
Common shares issued under share incentive plans	252,248	243,253
Common shares issued to directors	9,863	19,335

Number at end of period	25,032,618	24,770,507

Number of Class B common shares:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$519,980	$515,357
Contributed capital from Class A common shares	—	1,002
Share compensation plans	3,698	3,621

Balance at end of period	$523,678	$519,980

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$40,172	$22,580
Other comprehensive income (loss)	(32,270)	17,888
Adoption of SFAS 155	—	(296)

Balance at end of period	$7,902	$40,172

Retained earnings:
Balance at beginning of period	$324,542	$225,329
Adoption of SFAS 155	—	296
Net income (loss)	(21,129)	98,917

Balance at end of period	$303,413	$324,542

Number of Treasury Shares:
Number at beginning of period	2,454,087	—
Class A common shares purchased	3,559,738	2,454,087

Number at end of period	6,013,825	2,454,087

Treasury Shares, at cost:
Balance at beginning of period	$(48,422)	$—
Class A common shares purchased, at cost	(51,960)	(48,422)

Balance at end of period	$(100,382)	$(48,422)

Total shareholders’ equity	$734,615	$836,276

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(21,129)	$72,521
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trust preferred securities issuance costs	152	212
Amortization and depreciation	756	758
Restricted stock expense	2,730	2,088
Gain on extinguishment of note payable	—	(277)
Deferred federal income taxes	(3,845)	2,280
Amortization of bond premium and discount, net	2,221	905
Net realized investment (gains) losses	24,060	(1,153)
Equity in net (income) loss of partnerships	1,557	(155)
Changes in:
Agents’ balances	3,903	13,013
Reinsurance receivables	39,805	218,047
Unpaid losses and loss adjustment expenses	22,627	(147,326)
Unearned premiums	(57,786)	(27,832)
Ceded balances payable	9,207	1,804
Other assets and liabilities, net	(8,305)	(7,410)
Contingent commissions	(4,058)	(1,988)
Prepaid reinsurance premiums	1,423	6,501
Federal income taxes receivable	(14,239)	(233)
Deferred acquisition costs	13,883	2,155

Net cash provided by operating activities	12,962	133,910

Cash flows from investing activities:
Proceeds from sale of bonds	201,491	158,429
Proceeds from sale of stocks	24,348	25,342
Proceeds from maturity of bonds	76,210	55,829
Purchases of bonds	(167,892)	(298,303)
Purchases of stocks	(29,150)	(30,896)
Purchases of other invested assets	(277)	—

Net cash provided by (used for) investing activities	104,730	(89,599)

Cash flows from financing activities:
Net proceeds from issuance of common shares	—	296
Borrowing under credit facilities	—	9,406
Repayments of credit facilities	—	(10,941)
Proceeds from exercises of stock options	1,041	1,762
Tax benefits (expense) associated with SFAS 123R	(73)	344
Purchases of Class A common shares	(51,960)	—
Retirement of junior subordinated debentures	(15,464)	—
Principal payments of term debt	(213)	(407)

Net cash provided by (used for) financing activities	(66,669)	460

Net change in cash and cash equivalents	51,023	44,771
Cash and cash equivalents at beginning of period	244,321	273,745

Cash and cash equivalents at end of period	$295,344	$318,516

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
The consolidated financial statements as of September 30, 2008 and 2007 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K.
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
2. Summary of Significant Accounting Policies
The following items had changes during the quarter or nine months ended September 30, 2008:
Goodwill and Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually. The impairment review is performed annually at December 31; however, the Company performed additional impairment reviews of goodwill and other definite and indefinite lived assets during the second and third quarters of 2008 and has concluded that goodwill and other definite and indefinite lived assets were not impaired. Impairment of goodwill is recognized if the fair value of the reporting unit giving rise to the goodwill is less than its carrying amount. If the premium of Penn-America Group declines beyond its current level or if our market value declines, impairment of goodwill associated within the Company’s 2005 merger with Penn-America Group might be necessary. The Company continues to closely monitor the premium of Penn-America Group and will perform additional impairment reviews if the situation warrants it.
There were no other significant changes to the Company’s significant accounting policies during the quarter or nine months ended September 30, 2008.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Investments
The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. In 2008 and 2007, the difference between amortized cost and fair value of these investments, excluding the Company’s convertible bond and preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and preferred stocks is included in income. Bonds available for sale with an estimated fair market value of approximately $681.4 million and $809.2 million were deposited in trust or with various governmental authorities in accordance with statutory requirements at September 30, 2008 and December 31, 2007, respectively. These amounts include bonds with an estimated fair market value of $5.3 million and $6.2 million at September 30, 2008 and December 31, 2007, respectively, that are held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2008:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
	Number of	Estimated	Amortized		Months or	Seven Months	than One
(Dollars in thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)

Bonds	345	$631,429	$659,421	$27,992	$10,158	$10,806	$7,028
Common stock	41	15,274	17,627	2,353	1,900	453	—

				$30,345	$12,058	$11,259	$7,028

(1)	At September 30, 2008, the Company had 84 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities were $92.7 million and $99.7 million, respectively. The Company has analyzed these securities and has determined that they are not other than temporarily impaired. The Company has the ability to hold these investments until maturity or until recovery. 100% of these securities are investment grade.
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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of September 30, 2008 concluded the gross unrealized losses discussed above are not other than temporary impairments. Accordingly, these gross unrealized losses are recognized as a component of shareholders’ equity, net of taxes.
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
For equity securities, management reviews securities with unrealized losses that have either (1) persisted for more than twelve consecutive months or (2) the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired. For securities with significant declines in value for periods shorter than nine months, the security is evaluated to determine if impairment is required.
The Company recorded the following other than temporary losses on its investment portfolio for the quarters and nine months ended September 30, 2008 and 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Bonds	$1,067	$432	$1,067	$453
Common stock	3,227	—	5,046	—
Preferred stock	1,807	—	1,807	—
Other invested assets	—	150	—	150

Total	$6,101	$582	$7,920	$603

The Company had approximately $3.5 million and $5.8 million worth of investment exposure through subprime and Alt-A investments as of September 30, 2008 and December 31, 2007, respectively. An Alt-A investment is one which is backed by a loan that contains insufficient documentation or background. As of September 30, 2008, approximately $1.2 million of those investments were rated AAA by Standard & Poor’s, $1.8 million were rated BBB- to AA+, and $0.5 million were rated BB+. As of December 31, 2007, approximately $3.7 million of those investments were rated AAA by Standard & Poor’s, and the remaining $2.1 million were rated BBB- to AA+. There were no impairments on these investments during the quarter or nine months ended September 30, 2008 and 2007.
The components of net realized investments gains (losses) on the sale of investments for the quarters and nine months ended September 30, 2008 and 2007 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Bonds	$(6,887)	$(108)	$(6,697)	$804
Convertibles	(1,591)	(412)	(3,507)	(1,473)
Common stock	(3,405)	56	(5,229)	1,541
Preferred stock	(8,627)	—	(8,627)	431
Other invested assets	—	(150)	—	(150)

Total	$(20,510)	$(614)	$(24,060)	$1,153

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the quarter ended September 30, 2008, the Company sold its Fannie Mae and Freddie Mac common and preferred stock securities with a combined book value of $6.3 million and realized a loss of $5.9 million. As of September 30, 2008, the Company does not own any Fannie Mae or Freddie Mac common or preferred stock.
During the quarter ended September 30, 2008, the Company sold Lehman Brothers securities with a book value of $8.0 million and realized a loss of $6.8 million. As of September 30, 2008, the Company owned $1.0 million of Lehman Brothers corporate bonds with a book value of $1.2 million.
As of September 30, 2008, the Company held the following Fannie Mae and Freddie Mac securities:

	Fannie Mae			Freddie Mac
			S&P			S&P
(Dollars in thousands)	Book Value	Fair Value	Rating	Book Value	Fair Value	Rating

Mortgage-backed securities	$161,036	$162,320	AAA	$93,315	$93,609	AAA
Senior debt securities	37,854	39,241	AAA	39,282	40,337	AAA
The Company’s total investment return (loss) on an after-tax basis for the quarters and nine months ended September 30, 2008 and 2007 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net investment income	$13,652	$16,062	$42,189	$46,565

Net realized investment gains (losses)	(13,765)	(400)	(16,021)	740
Net unrealized investment gains (losses)	(15,502)	14,931	(32,270)	5,634

Net investment gains (losses)	(29,267)	14,531	(48,291)	6,374

Total investment return (loss)	$(15,615)	$30,593	$(6,102)	$52,939

Total investment return (loss) %	(1.0)%	1.7%	(0.4)%	3.0%

Average investment portfolio (1)	$1,656,009	$1,782,284	$1,701,235	$1,738,944

(1)	Average of total cash and invested assets as of the beginning and ending of the period.
4. Fair Value Measurements
As stated in Note 2 of the consolidated financial statements in Item 8 of Part II in the Company’s 2007 Annual Report on Form 10-K, on January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, with the change in fair value recorded in earnings. The Company elected to apply the fair value option within its limited partnership investment portfolio to those investments where the Company owns more than a 3% interest. The fair value of these investments was $11.0 million as of September 30, 2008. Since these securities are already reported at fair value and the change in the value of the investment is included in income, the adoption of SFAS 159 has not had any impact on the Company’s consolidated financial condition or results of operations. The fair value option was not elected for the Company’s investments in limited partnerships with less than a 3% ownership interest.

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
The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Bonds:
Obligations of state and political subdivision	$—	$240,969	$—	$240,969
Mortgage-backed and asset-backed securities	—	560,592	—	560,592
U.S. Treasury and agency obligations	70,125	73,884	—	144,009
Corporate notes	—	273,261	—	273,261

Total bonds	70,125	1,148,706	—	1,218,831
Preferred shares	2,063	3,405	—	5,468
Common shares	62,617	—	—	62,617
Other invested assets	—	—	55,106	55,106

Total invested assets	$134,805	$1,152,111	$55,106	$1,342,022

All prices for our fixed maturity and equity securities, which are valued as level 1 or level 2 in the SFAS 157 fair value hierarchy, are received from independent pricing services utilized by one of our outside investment managers. The investment manager utilizes a pricing committee which approves the use of the independent pricing service vendors. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor which details the inputs, models and processes used in the evaluation process to determine the appropriate SFAS 157 pricing hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a level 3 price. SFAS 157 hierarchy levels are approved by the pricing committee and reviewed annually to ensure they are consistent with the guidelines established by SFAS 157.
The securities classified as Level 1 in the above table consist of US Treasuries and equity securities actively traded on an exchange.
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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The securities classified as Level 3 in the above table consist of $55.1 million related to our limited partnership investments. Of this amount, $15.5 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The remaining $39.6 million was related to limited partnerships that invest mainly in securities that are publicly traded. However, since we do not have the ability to see the invested asset composition of these limited partnerships on a daily basis, we have classified these investments within the Level 3 category.
The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2008:

	Fair Value Measurements Using Level 3 Inputs
		Other
Quarter Ended September 30, 2008		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at July 1, 2008	$—	$61,474	$61,474
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	(1,674)	(1,674)
Included in accumulated other comprehensive income	—	(4,716)	(4,716)
Purchases	—	22	22

Ending balance at September 30, 2008	$—	$55,106	$55,106

Losses for the quarter ended September 30, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2008	$—	$(1,674)	$(1,674)

	Fair Value Measurements Using Level 3 Inputs
		Other
Nine Months Ended September 30, 2008		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at January 1, 2008	$2,376	$64,539	$66,915
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	(2,396)	(2,396)
Included in accumulated other comprehensive income	(55)	(7,314)	(7,369)
Purchases	—	277	277
Sales	(554)	—	(554)
Transfers out of Level 3	(1,767)	—	(1,767)

Ending balance at September 30, 2008	$—	$55,106	$55,106

Losses for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2008	$—	$(2,396)	$(2,396)

5. Reinsurance
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
At September 30, 2008 and December 31, 2007, the Company carried reinsurance receivables of $679.9 million and $719.7 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million at September 30, 2008 and December 31, 2007. The allowance for uncollectible reinsurance receivables was $15.8 million and $10.5 million at September 30, 2008 and December 31, 2007, respectively. The change is primarily due to an increase in the Company’s assessment of its risk of collecting from several individual reinsurers.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
At September 30, 2008 and December 31, 2007, the Company held collateral securing its reinsurance receivables of $474.6 million and $520.8 million, respectively. Prepaid reinsurance premiums were $27.8 million and $29.2 million at September 30, 2008 and December 31, 2007, respectively. Reinsurance receivables, net of collateral held, were $205.3 million and $198.9 million at September 30, 2008 and December 31, 2007, respectively.
During the quarters and nine months ended September 30, 2008 and 2007, the Company recorded the following ceded amounts:

	Quarter Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2008		2007		2008		2007

Earned premium	$18,936		$19,405		$56,955		$61,497
Commissions	4,270		2,543		11,205		13,774
Incurred losses	23,773	(1)	(24,657	)(2)	52,706	(3)	(106,011	)(4)

(1)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior accident years by $2.8 million and $7.0 million, respectively, during the third quarter of 2008.

(2)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior accident years by $41.4 million and $34.6 million, respectively, during the third quarter of 2007.

(3)	The Company increased gross and ceded loss and loss adjustment expenses related to prior accident years by $28.4 million and $7.7 million, respectively, during the nine months ended September 30, 2008.

(4)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior accident years by $157.0 million and $136.3 million, respectively, during the nine months ended September 30, 2007.
The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels, as follows:
Property Catastrophe - The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases property catastrophe coverage. In June 2008, the Company entered into a new property catastrophe reinsurance agreement that provides single event coverage for losses of $70.0 million in excess of $10.0 million. This coverage provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the contracts that expired on May 31, 2008, which provided single event coverage for losses of $100.0 million in excess of $10.0 million. The decline in coverage is due to reduced aggregate loss exposure to catastrophic events.
During the quarter and nine months ended September 30, 2008, the Company ceded losses and loss adjustment expenses of $15.3 million due to Hurricane Ike, which occurred in September 2008. The Company recognized an additional $1.5 million of ceded written and earned premiums under its catastrophe reinsurance treaty as a result of the reinstatement of limits.
Property Excess of Loss - On January 1, 2008, the Company renewed its property excess of loss treaty. The Company’s retention remained unchanged at $1.0 million per risk. The Company has increased its protection for individual property losses by purchasing additional limits of $10.0 million in excess of $5.0 million per risk. As a result, the Company’s property treaty now covers losses of $14.0 million in excess of $1.0 million per risk.
Professional Liability Excess of Loss - On January 1, 2008, the Company renewed its professional liability excess of loss treaty. The Company’s retention remained unchanged at $0.5 million per occurrence. The Company’s professional liability excess of loss treaty has limits of $9.5 million in excess of $0.5 million.
General Liability Excess of Loss - On May 1, 2008, the Company renewed its general liability excess of loss treaty. The Company’s retention on this treaty, not including loss adjustment expenses which are allocated in proportion to losses retained and ceded, remained unchanged at $0.75 million per occurrence. The Company’s general liability excess of loss treaty has limits of $2.25 million in excess of $0.75 million per occurrence.
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter or nine months ended September 30, 2008.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters ended September 30, 2008 and 2007 were as follows:

Quarter Ended September 30, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$46,143	$92,456	$(39,569)	$99,030

Net premiums written	$40,135	$39,571	$—	$79,706

Net premiums earned	$45,608	$43,903	$—	$89,511
Net investment income	10,289	10,986	(4,648)	16,627
Net realized investment losses	(1,238)	(16,415)	(2,857)	(20,510)

Total revenues	54,659	38,474	(7,505)	85,628
Losses and Expenses:
Net losses and loss adjustment expenses	39,537	36,597	—	76,134
Acquisition costs and other underwriting expenses	17,987	15,177	—	33,164
Corporate and other operating expenses	1,973	1,066	—	3,039
Interest expense	—	6,611	(4,648)	1,963

Loss before income taxes	$(4,838)	$(20,977)	$(2,857)	$(28,672)

Quarter Ended September 30, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$65,995	$134,043	$(59,123)	$140,915

Net premiums written	$63,445	$59,123	$—	$122,568

Net premiums earned	$67,699	$65,750	$—	$133,449
Net investment income	11,555	12,963	(4,648)	19,870
Net realized investment gains (losses)	(2)	(622)	10	(614)

Total revenues	79,252	78,091	(4,638)	152,705
Losses and Expenses:
Net losses and loss adjustment expenses	34,893	39,618	—	74,511
Acquisition costs and other underwriting expenses	24,750	18,687	(61)	43,376
Corporate and other operating expenses	1,518	1,562	—	3,080
Interest expense	—	7,418	(4,648)	2,770

Income before income taxes	$18,091	$10,806	$71	$28,968

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$143,796	$280,603	$(121,989)	$302,410

Net premiums written	$124,889	$121,990	$—	$246,879

Net premiums earned	$155,279	$147,962	$—	$303,241
Net investment income	31,138	34,139	(13,792)	51,485
Net realized investment losses	(1,090)	(19,574)	(3,396)	(24,060)

Total revenues	185,327	162,527	(17,188)	330,666
Losses and Expenses:
Net losses and loss adjustment expenses	115,368	121,060	—	236,428
Acquisition costs and other underwriting expenses	64,594	44,877	—	109,471
Corporate and other operating expenses	5,786	3,708	—	9,494
Interest expense	—	20,482	(13,792)	6,690

Income (loss) before income taxes	$(421)	$(27,600)	$(3,396)	$(31,417)

Nine Months Ended September 30, 2007:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$213,766	$423,097	$(194,729)	$442,134

Net premiums written	$203,820	$183,317	$—	$387,137

Net premiums earned	$205,766	$202,705	$—	$408,471
Net investment income	32,870	38,977	(13,792)	58,055
Net realized investment gains (losses)	(27)	1,147	33	1,153

Total revenues	238,609	242,829	(13,759)	467,679
Losses and Expenses:
Net losses and loss adjustment expenses	115,259	116,337	—	231,596
Acquisition costs and other underwriting expenses	76,279	55,184	(543)	130,920
Corporate and other operating expenses	6,860	2,501	176	9,537
Interest expense	—	22,366	(13,792)	8,574

Income before income taxes	$40,211	$46,441	$400	$87,052

The following tables summarize the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended September 30,
	2008		2007
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Loss	Amount	Tax Income

Expected tax provision (benefit) at weighted average rate	$(8,324)	(29.0)%	$3,828	13.2%
Adjustments:
Tax exempt interest	(715)	(2.5)	(608)	(2.1)
Dividend exclusion	(155)	(0.5)	(120)	(0.4)
Effective tax rate adjustment	(450)	(1.6)	1,501	5.2
Other	(616)	(2.2)	63	0.2

Income tax expense (benefit)	$(10,260)	(35.8)%	$4,664	16.1%

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2008		2007
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Loss	Amount	Tax Income

Expected tax provision (benefit) at weighted average rate	$(10,792)	(34.3)%	$16,454	18.9%
Adjustments:
Tax exempt interest	(2,172)	(6.9)	(1,805)	(2.1)
Dividend exclusion	(481)	(1.5)	(346)	(0.4)
Effective tax rate adjustment	2,447	7.8	990	1.1
Other	(788)	(2.6)	(605)	(0.6)

Income tax expense (benefit)	$(11,786)	(37.5)%	$14,688	16.9%

The Company recognized income tax benefit on discontinued operations of $0.05 million and $0.06 million for the quarters ended September 30, 2008 and 2007, respectively, and income tax expense of $0.03 million and $0.001 million for the nine months ended September 30, 2008 and 2007, respectively.
The effective income tax benefit rate for the nine months ended September 30, 2008 was 37.5%, compared with an effective income tax expense rate of 16.9% for the nine months ended September 30, 2007. The change in the effective income tax rate from an expense to a benefit is primarily due to a change in the Company’s underwriting results from income in 2007 to a loss in 2008 and an increase in net realized investment losses. The Company intends to carry back the net operating loss and net realized investment losses incurred in 2008. The effective rates differed from the weighted average expected income tax expense (benefit) rates of (34.3)% and 18.9% for the nine months ended September 30, 2008 and 2007, respectively, primarily due to investments in tax-exempt securities.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2005. The Internal Revenue Service (“IRS”) initiated examination of the U.S. income tax return of Penn-America Group, Inc. and its subsidiaries for the period January 1, 2005 through January 24, 2005 in the third quarter of 2007. The IRS completed its examination during the first quarter of 2008. No audit adjustments were made.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $3.1 million and $3.6 million as of September 30, 2008 and December 31, 2007, respectively.
If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits decreased $0.5 million during the nine months ended September 30, 2008 due to the expiration of the IRS statute of limitations on the Company’s 2003 and 2004 federal income tax returns. As a result, the effective income tax rate was reduced by 1.8% during the nine months ended September 30, 2008.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2008, the Company has recorded $0.2 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at September 30, 2008, the related adjustments could have a material impact on the Company’s future results of operations.
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended September 30,
(Dollars in thousands)	2008		2007

Unpaid losses and loss adjustment expenses at beginning of period	$1,501,229		$1,598,805
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	666,913		810,949

Net balance at beginning of period	834,316		787,856

Incurred losses and loss adjustment expenses related to:
Current year	71,917		81,405
Prior years	4,217	(1)	(6,894	)(2)

Total incurred losses and loss adjustment expenses	76,134		74,511

Paid losses and loss adjustment expenses related to:
Current year	21,328		23,544
Prior years	41,144		37,946

Total paid losses and loss adjustment expenses	62,472		61,490

Net balance at end of period	847,978		800,877
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	677,886		753,807

Unpaid losses and loss adjustment expenses at end of period	$1,525,864		$1,554,684

(1)	In the third quarter of 2008, the Company reduced its prior accident year loss reserves by $1.5 million and increased its allowance for uncollectible reinsurance by $5.7 million. The loss reserves decrease of $1.5 million consisted of reductions of $3.5 million in general liability lines and $0.2 million in property lines, offset by an increase of $2.2 million in professional lines. The reduction to the general liability lines consisted of reductions of $8.6 million primarily related to accident years 2005 and prior, offset by increases of $5.1 million related to accident years 2006 and 2007. The reduction to the property lines and increase to the professional liability lines are primarily related to accident years 2006 and 2007.

(2)	In the third quarter of 2007, the Company reduced its prior accident year loss reserves by $5.3 million and reduced its allowance for uncollectible reinsurance by $1.6 million. The loss reserves reduction of $5.3 million consisted of reductions of $4.6 million in general liability lines, $1.7 million in umbrella lines, and $0.1 million in property lines, offset by an increase of $1.1 million in professional liability lines. The reduction in the general liability lines consisted of reductions of $20.0 million primarily related to accident years 2002 through 2006, offset by increases of $15.4 million primarily related to accident years 2001 and prior. The reduction in the umbrella lines are primarily related to accident years 2001 through 2004. The increase to the professional liability lines consisted of increases of $1.7 million primarily related to accident years 1998, 2003, and 2006, offset by reductions of $0.6 million primarily related to accident years 2002 and 2005.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2008		2007

Unpaid losses and loss adjustment expenses at beginning of period	$1,503,237		$1,702,010
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	702,353		966,668

Net balance at beginning of period	800,884		735,342

Incurred losses and loss adjustment expenses related to:
Current year	215,670		252,350
Prior years	20,758	(1)	(20,754	)(2)

Total incurred losses and loss adjustment expenses	236,428		231,596

Paid losses and loss adjustment expenses related to:
Current year	42,895		46,582
Prior years	146,439		119,479

Total paid losses and loss adjustment expenses	189,334		166,061

Net balance at end of period	847,978		800,877
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	677,886		753,807

Unpaid losses and loss adjustment expenses at end of period	$1,525,864		$1,554,684

(1)	In 2008, the Company increased its prior accident year loss reserves by $15.5 million and increased its allowance for uncollectible reinsurance by $5.3 million. The loss reserves increase of $15.5 million consisted of increases of $13.4 million in our general liability lines and $7.5 million in our professional liability lines, offset by reductions of $4.6 million in our property lines and $0.8 million in our umbrella lines. The increase to the general liability lines was primarily related to accident years 2006, 2007, and 1995 and prior. The increase to the professional liability lines consisted of increases of $9.8 million primarily related to accident years 2006 and 2007, offset by reductions of $2.3 million primarily related to accident years 2003 and 2005. The reduction in property lines was primarily related to accident years 2006 and 2007. The reduction in umbrella lines was primarily related to accident years 2004 and prior.

(2)	In 2007, the Company reduced its prior accident year loss reserves by $16.2 million and reduced its allowance for uncollectible reinsurance by $4.5 million. The loss reserves reduction of $16.2 million consisted of reductions of $6.3 million in our property lines, $9.0 million in our general liability lines, and $8.2 million in our umbrella lines, offset by an increase of $7.3 million in our professional liability lines. The reduction to the property lines was primarily related to accident years 2003 through 2007. The reduction in general liability lines consisted of reductions of $20.6 million related to accident years 2002 through 2006, offset by increases of $11.6 million related to accident years 2001 and prior. The reduction in umbrella lines was primarily related to accident years 2002 and 2003. The increase in professional liability lines was primarily related to accident years 1998, 2003, and 2006.
During the quarter ended September 30, 2008, the Company recognized net loss and loss adjustment expenses related to catastrophes of $16.5 million and gross loss and loss adjustment expenses of $35.8 million primarily due to Hurricanes Ike and Gustav. During the quarter ended September 30, 2008, the Company ceded losses of $15.3 million under its catastrophe reinsurance treaty due to Hurricane Ike which occurred in September 2008. The Company recognized an additional $1.5 million of ceded written and earned premiums under its catastrophe reinsurance treaty as a result of the reinstatement of limits. During the quarter ended September 30, 2007, catastrophe loss and loss adjustment expenses, gross and net, were not material.
During the nine months ended September 30, 2008, the Company recognized net loss and loss adjustment expenses related to catastrophes of $21.2 million and gross loss and loss adjustment expenses of $40.5 million primarily due to Hurricanes Ike and Gustav in the third quarter of 2008 and storms in the Midwest during the first half of 2008. During the nine months ended September 30, 2008, the Company ceded losses of $15.3 million under its catastrophe reinsurance treaty due to Hurricane Ike, which occurred in September 2008. The Company recognized an additional $1.5 million of ceded written and earned premiums under its catastrophe reinsurance treaty as a result of the reinstatement of limits. During the nine months ended September 30, 2007, catastrophe loss and loss adjustment expenses, gross and net, were $2.0 million.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Debt
The Company’s debt is comprised of guaranteed senior notes, junior subordinated debentures, a discretionary demand line of credit, notes payable, and loans payable. The following items had changes during the quarter or nine months ended September 30, 2008:
Junior Subordinated Debentures
On May 15, 2008, the Company redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of Penn-America Group, Inc., which were the sole assets of Penn Trust II, were also redeemed.
Loans Payable
Loans payable of $1.0 million and $1.2 million as of September 30, 2008 and December 31, 2007 were comprised of a loan payable to a former minority shareholder. Interest expense related to loans payable was $0.01 million and $0.01 million for the quarters ended September 30, 2008 and 2007, respectively, and $0.03 million and $0.04 million for the nine months ended September 30, 2008 and 2007, respectively.
There were no other significant changes to the Company’s debt during the quarter or nine months ended September 30, 2008.
9. Related Party Transactions
As of September 30, 2008, Fox Paine & Company beneficially owned shares having approximately 88.1% of the Company’s total outstanding voting power. Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors. The Company’s Chairman is a member of Fox Paine & Company. In addition, another director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company directly reimbursed Fox Paine & Company $0.08 million and $0.0 million during the quarters ended September 30, 2008 and 2007, respectively, and $0.1 million and $0.2 million during the nine months ended September 30, 2008 and 2007, respectively for expenses incurred in providing management services.
At September 30, 2008 and December 31, 2007, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $6.7 million and $5.6 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the Company had an unfunded capital commitment of $3.8 million to the partnership. On April 1, 2008, the Company made a capital call contribution of $0.3 million to the partnership. An additional capital call contribution of $0.02 million was made on July 7, 2008.
During the quarters ended September 30, 2008 and 2007, the Company paid $0.1 million and $0.7 million respectively, for legal services rendered by Cozen O’Connor. During the nine months ended September 30, 2008 and 2007, the Company paid $0.8 million and $1.2 million, respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company paid $0.0 million and $0.2 million during the quarter and nine months ended September 30, 2008 and 2007, respectively, and $0.2 million and $0.7 million in the quarter and nine months ended September 30, 2007, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”). Validus was a participant on the Company’s $100.0 million in excess of $10.0 million, $30.0 million in excess of $30.0 million, and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties, all of which expired on May 31, 2007. No losses were ceded by the Company under these treaties.
Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Ceded written premium	$1,149	$1,921	$9,721	$7,630
Ceded losses	5,225	498	5,890	1,049
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
11. Share-Based Compensation Plans
During the nine months ended September 30, 2008, the Company granted 205,175 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $16.11 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”). In addition, during the same period, the Company granted an aggregate of 27,056 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $18.45 per share, to non-employee directors of the Company under the Plan. Also, during the same period, the Company cancelled 197,473 and granted 249,419 Time-Based Options, and cancelled 197,473 and granted 249,419 Performance-Based Options under the Plan as a result of the amendment and restatement of Larry A. Frakes’ employment agreement. The Time-Based Options vest in 25% increments over a four-year period and expire ten years after the grant date. The Performance-Based Options vest in 25% increments over a four-year period and are conditional upon the Company achieving various operating targets and expire ten years after the grant date.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per share. In 2008, “Diluted” data is the same as “Basic” data since there was a net loss for the quarter and nine months ended September 30, 2008.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Income (loss) from continuing operations	$(19,500)	$24,098	$(21,188)	$72,519
Discontinued operations	(98)	(118)	59	2

Net income (loss)	$(19,598)	$23,980	$(21,129)	$72,521

Basic earnings per share:
Weighted average shares for basic earnings per share	31,449,094	37,229,274	33,302,048	37,184,783

Income (loss) from continuing operations	$(0.62)	$0.64	$(0.63)	$1.95
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$(0.62)	$0.64	$(0.63)	$1.95

Diluted earnings per share:
Weighted average shares for diluted earnings per share	31,449,094	37,521,473	33,302,048	37,513,041

Income (loss) from continuing operations	$(0.62)	$0.64	$(0.63)	$1.93
Discontinued operations	$0.00	0.00	$0.00	0.00

Net income (loss)	$(0.62)	$0.64	$(0.63)	$1.93

13. Segment Information
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

Quarter Ended September 30, 2008:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$92,458		$6,572		$99,030

Net premiums written	$79,139		$567		$79,706

Net premiums earned	$87,800		$1,711		$89,511
Losses and Expenses:
Net losses and loss adjustment expenses	74,383		1,751		76,134
Acquisition costs and other underwriting expenses	32,401	(3)	763	(4)	33,164

Loss from segments	$(18,984)		$(803)		(19,787)

Unallocated Items:
Net investment income					16,627
Net realized investment losses					(20,510)
Corporate and other operating expenses					(3,039)
Interest expense					(1,963)

Loss before income taxes					(28,672)
Income tax benefit					(10,260)

Loss before equity in net loss of partnership					(18,412)
Equity in net loss of partnership, net of tax					(1,088)

Loss before discontinued operations					(19,500)
Discontinued operations, net of tax					(98)

Net loss					$(19,598)

Total assets	$2,006,132		$604,863	(5)	$2,610,995

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $443 relating to the quota share agreement.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended September 30, 2007:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Eliminations		Total

Revenues:
Gross premiums written	$134,043		$6,872		$—		$140,915

Net premiums written	$118,245		$4,323		$—		$122,568

Net premiums earned	$131,499		$1,950		$—		$133,449
Losses and Expenses:
Net losses and loss adjustment expenses	73,247		1,264		—		74,511
Acquisition costs and other underwriting expenses	42,225	(3)	1,212	(4)	(61	)(5)	43,376

Income (loss) from segments	$16,027		$(526)		$61		15,562

Unallocated Items:
Net investment income							19,870
Net realized investment losses							(614)
Corporate and other operating expenses							(3,080)
Interest expense							(2,770)

Income before income taxes							28,968
Income tax expense							4,664

Income before equity in net income of partnership							24,304
Equity in net income of partnership, net of tax							(206)

Income before discontinued operations							24,098
Discontinued operations, net of tax							(118)

Net income							$23,980

Total Assets	$2,252,206		$643,536	(6)	$—		$2,895,742

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $657 relating to the quota share agreement.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Elimination of intercompany activity between our Insurance Operations and our discontinued Agency Operations.

(6)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2008:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$280,605		$21,805		$302,410

Net premiums written	$243,978		$2,901		$246,879

Net premiums earned	$295,923		$7,318		$303,241
Losses and Expenses:
Net losses and loss adjustment expenses	226,175		10,253		236,428
Acquisition costs and other underwriting expenses	104,859	(3)	4,612	(4)	109,471

Loss from segments	$(35,111)		$(7,547)		(42,658)

Unallocated Items:
Net investment income					51,485
Net realized investment losses					(24,060)
Corporate and other operating expenses					(9,494)
Interest expense					(6,690)

Loss before income taxes					(31,417)
Income tax benefit					(11,786)

Loss before equity in net loss of partnership					(19,631)
Equity in net loss of partnership, net of tax					(1,557)

Loss before discontinued operations					(21,188)
Discontinued operations, net of tax					59

Net loss					$(21,129)

Total assets	$2,006,132		$604,863	(5)	$2,610,995

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $1,484 relating to the quota share agreement.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2007:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Eliminations		Total

Revenues:
Gross premiums written	$423,097		$19,037		$—		$442,134

Net premiums written	$378,045		$9,092		$—		$387,137

Net premiums earned	$405,409		$3,062		$—		$408,471
Losses and Expenses:
Net losses and loss adjustment expenses	229,757		1,839		—		231,596
Acquisition costs and other underwriting expenses	128,861	(3)	2,602	(4)	(543	)(5)	130,920

Income (loss) from segments	$46,791		$(1,379)		$543		45,955

Unallocated Items:
Net investment income							58,055
Net realized investment gains							1,153
Corporate and other operating expenses							(9,537)
Interest expense							(8,574)

Income before income taxes							87,052
Income tax expense							14,688

Income before equity in net income of partnership							72,364
Equity in net income of partnership, net of tax							155

Income before discontinued operations							72,519
Discontinued operations, net of tax							2

Net income							$72,521

Total Assets	$2,252,206		$643,536	(6)	$—		$2,895,742

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $1,764 relating to the quota share agreement.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Elimination of intercompany activity between our Insurance Operations and our discontinued Agency Operations.

(6)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Supplemental Cash Flow Information
The Company paid the following amounts in cash for interest and net U.S. federal income taxes paid during the quarters and nine months ended September 30, 2008 and 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net U.S. federal income taxes paid	$—	$4,300	$6,401	$12,300
Interest paid	3,327	4,125	8,465	9,779

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
Overview
Our Insurance Operations distribute property and casualty insurance products through a group of approximately 110 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, general liability, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.
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

UNITED AMERICA INDEMNITY, LTD.
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
The reserve analyses performed by our actuaries during the quarter ended September 30, 2008 were reviewed by an independent actuary. Management did not rely on this review, but the information was used to corroborate the work performed by our internal actuarial staff.
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

UNITED AMERICA INDEMNITY, LTD.
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

UNITED AMERICA INDEMNITY, LTD.
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

UNITED AMERICA INDEMNITY, LTD.
Management’s best estimate at September 30, 2008 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,525.9 million and $848.0 million, respectively, as of September 30, 2008. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of September 30, 2008 is as follows:

	Gross Reserve
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$180,786	$383,718	$564,504
United National	251,267	529,744	781,011
Diamond State	66,222	90,192	156,414

Total Insurance Operations	498,275	1,003,654	1,501,929

Reinsurance Operations:
Wind River Reinsurance	2,239	21,696	23,935

Total	$500,514	$1,025,350	$1,525,864

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$163,413	$321,562	$484,975
United National	68,814	166,581	235,395
Diamond State	48,380	64,501	112,881

Total Insurance Operations	280,607	552,644	833,251

Reinsurance Operations:
Wind River Reinsurance	2,135	12,592	14,727

Total	$282,742	$565,236	$847,978

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” are recorded in the period that the change in these estimates is made. See Note 7 to the consolidated financial statements in Item 1 of Part I of this report for the changes in estimates for loss and loss adjustment expense reserves that occurred during the quarter and nine months ended September 30, 2008.
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

UNITED AMERICA INDEMNITY, LTD.
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
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. We believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year net loss estimate of $215.7 million for claims occurring during the nine months ended September 30, 2008:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(31,272)	$(21,028)	$(10,784)	$(539)	$9,705
	-3%	(27,390)	(16,930)	(6,470)	3,990	14,450
	-2%	(25,449)	(14,881)	(4,313)	6,254	16,822
	-1%	(23,508)	(12,832)	(2,157)	8,519	19,195
	0%	(21,567)	(10,784)	—	10,784	21,567
	1%	(19,626)	(8,735)	2,157	13,048	23,939
	2%	(17,685)	(6,686)	4,313	15,313	26,312
	3%	(15,744)	(4,637)	6,470	17,577	28,684
	5%	(11,862)	(539)	10,784	22,106	33,429
Our net reserves for losses and loss expenses of $848.0 million as of September 30, 2008 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
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
For an analysis of our securities with gross unrealized losses as of September 30, 2008 and December 31, 2007, and for other than temporary losses that we recorded for the quarters and nine months ended September 30, 2008 and 2007, please see Note 3 to the consolidated financial statements in Item 1 of Part I of this report.
Fair Value Measurements
As stated in Note 3 to the consolidated financial statements in Item 1 of Part I of this report, we adopted SFAS 157 effective January 1, 2008. In connection with this adoption, we categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy as defined by SFAS 157. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 4 for further information about the fair value hierarchy and our assets that are accounted for at fair value.
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
See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a discussion of our testing of impairment of goodwill and other definite and indefinite lived assets.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of September 30, 2008. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
We adopted the provisions of FIN 48 on January 1, 2007. As a result, we apply a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 6 to the consolidated financial statements in Item 1 of Part I of this report for a discussion of FIN 48.
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

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data from continuing operations for our segments during the periods indicated:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Insurance Operations premiums written:
Gross premiums written	$92,458	$134,043	$280,605	$423,097
Ceded premiums written	13,319	15,798	36,627	45,052

Net premiums written	$79,139	$118,245	$243,978	$378,045

Reinsurance Operations premiums written:
Gross premiums written	$6,572	$6,872	$21,805	$19,037
Ceded premiums written	6,005	2,549	18,904	9,945

Net premiums written	$567	$4,323	$2,901	$9,092

Revenues: (1)
Insurance Operations	$87,800	$131,499	$295,923	$405,409
Reinsurance Operations	1,711	1,950	7,318	3,062

Total revenues	$89,511	$133,449	$303,241	$408,471

Expenses: (2)
Insurance Operations	$106,784	$115,472	$331,034	$358,618
Reinsurance Operations	2,514	2,476	14,865	4,441

Subtotal	109,298	117,948	345,899	363,059
Intercompany eliminations	—	(61)	—	(543)

Net expenses	$109,298	$117,887	$345,899	$362,516

Income (loss) from segments:
Insurance Operations	$(18,984)	$16,027	$(35,111)	$46,791
Reinsurance Operations	(803)	(526)	(7,547)	(1,379)

Subtotal	(19,787)	15,501	(42,658)	45,512
Intercompany eliminations	—	61	—	543

Total income (loss) from segments	$(19,787)	$15,562	$(42,658)	$45,955

Insurance combined ratio analysis: (3)
Loss ratio	85.1	55.8	78.0	56.7
Expense ratio	37.1	32.5	36.1	32.1

Combined ratio	122.2	88.3	114.1	88.8

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments.

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.
Results of Operations
Quarter Ended September 30, 2008 Compared with the Quarter Ended September 30, 2007
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $99.0 million for the quarter ended September 30, 2008, compared with $140.9 million for the quarter ended September 30, 2007, a decrease of $41.9 million or 29.7%.

UNITED AMERICA INDEMNITY, LTD.
A breakdown of gross premiums written by product classification is as follows:

	Quarter Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Insurance Operations:
Penn-America	$44,321	$67,494	$(23,173)	(34.3)%
United National	19,878	32,412	(12,534)	(38.7)%
Diamond State	28,259	34,137	(5,878)	(17.2)%

Total Insurance Operations	92,458	134,043	(41,585)	(31.0)%

Reinsurance Operations:
Wind River Reinsurance	6,572	6,872	(300)	(4.4)%

Total	$99,030	$140,915	$(41,885)	(29.7)%

•	Insurance Operations:
•	Penn-America gross premiums written decreased $23.2 million or 34.3% primarily due to a reduction of $5.3 million due to terminations of business that did not meet our profitability requirements, a reduction of $11.1 million from agents that write business in coastal catastrophe prone areas, and a reduction of $6.8 million from price decreases in the aggregate of approximately 4.5% and other market factors.
•	United National gross premiums written decreased $12.5 million or 38.7% primarily due to a reduction of $7.2 million due to terminations of business that did not meet our profitability requirements and a reduction of $5.3 million from price decreases in the aggregate of approximately 4.0% and other market factors.
•	Diamond State gross premiums written decreased $5.9 million or 17.2% primarily due to a reduction of $1.6 million due to terminations of business that did not meet our profitability requirements and a reduction of $4.3 million from price decreases in the aggregate of approximately 5.0% and other market factors.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written decreased $0.3 million or 4.4% primarily due to the non-renewal of a treaty that did not meet our profitability requirements.
Net premiums written, which equal gross premiums written less ceded premiums written, were $79.7 million for the quarter ended September 30, 2008, compared with $122.6 million for the quarter ended September 30, 2007, a decrease of $42.9 million or 35.0%. The ratio of net premiums written to gross premiums written was 80.5% for the quarter ended September 30, 2008 and 87.0% for the quarter ended September 30, 2007, a decline of 6.5 points, which was primarily due to changes in our mix of business, and an additional $1.5 million of ceded written premiums under our catastrophe reinsurance treaty resulting from the reinstatement of limits related to losses from Hurricane Ike.
A breakdown of net premiums written by business classification is as follows:

	Quarter Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Insurance Operations:
Penn-America	$40,988	$62,931	$(21,943)	(34.9)%
United National	16,192	26,481	(10,289)	(38.9)%
Diamond State	21,959	28,832	(6,873)	(23.8)%

Total Insurance Operations	79,139	118,244	(39,105)	(33.1)%

Reinsurance Operations:
Wind River Reinsurance	567	4,324	(3,757)	(86.9)%

Total	$79,706	$122,568	$(42,862)	(35.0)%

UNITED AMERICA INDEMNITY, LTD.
•	Insurance Operations:
•	Penn-America net premiums written decreased $21.9 million or 34.9% primarily due to the reduction of gross premiums written noted above.
•	United National net premiums written decreased $10.3 million or 38.9% primarily due to the reduction of gross premiums written noted above.
•	Diamond State net premiums written decreased $6.9 million or 23.8% primarily due to the reduction of gross premiums written noted above.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written decreased $3.8 million or 86.9% primarily due to the reduction of gross premiums written noted above.
Net premiums earned were $89.5 million for the quarter ended September 30, 2008, compared with $133.4 million for the quarter ended September 30, 2007, a decrease of $43.9 million or 32.9%. The decrease in net premiums earned is comprised of a $43.7 million decrease in net premiums earned from our Insurance Operations segment and a $0.2 million decrease in net premiums earned from our Reinsurance Operations segment.
•	The decrease in net premiums earned from our Insurance Operations segment was attributable to the decreases in net premiums written noted above, as well as to a decrease in net written premium from $560.5 million in 2006 to $478.3 million in 2007. The net unearned premium reserve at December 31, 2007 was $192.7 million compared to $244.9 million at December 31, 2006, a decrease of $45.8 million or 18.7%.
•	The decrease in net premiums earned from our Reinsurance Operations segment is primarily due to the decreases in net premiums written noted above.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $16.6 million for the quarter ended September 30, 2008, compared with $19.9 million for the quarter ended September 30, 2007, a decrease of $3.3 million or 16.3%.
•	Gross investment income, excluding realized gains and losses, was $17.9 million for the quarter ended September 30, 2008, compared with $21.4 million for the quarter ended September 30, 2007, a decrease of $3.5 million or 16.6%. The decrease was primarily due to reductions in short-term interest rates and a reduction of our cash and invested assets, which have decreased primarily as a result of purchasing $100.0 million of our Class A common shares and redeeming $30.9 million of our junior subordinated debentures since September 2007. We had no gross investment income from our limited partnership investments during the quarters ended September 30, 2008 and 2007.
•	Investment expenses were $1.3 million for the quarter ended September 30, 2008, compared with $1.6 million for the quarter ended September 30, 2007, a decrease of $0.3 million or 20.1%. The decrease was primarily due to the decrease in the average fair value of our invested assets.
The average duration of our bonds increased to 3.9 years as of September 30, 2008 from 3.8 years as of September 30, 2007. Including cash and short term investments, the average duration of our investments as of September 30, 2008 was 3.1 years, compared to 3.2 years as of September 30, 2007. At September 30, 2008, our embedded book yield on our bonds, not including cash and short term investments, was 4.98% compared with 5.02% at September 30, 2007. The embedded book yield at September 30, 2008 includes $235.5 million of tax-free municipal investments with a yield of 3.94% compared to $182.9 million of tax-free municipal investments with a yield of 4.23% at September 30, 2007.

UNITED AMERICA INDEMNITY, LTD.
Net Realized Investment Gains (Losses)
Net realized investment losses were $20.5 million for the quarter ended September 30, 2008, compared to net realized investment losses of $0.6 million for the quarter ended September 30, 2007. Net realized investment losses for the quarter ended September 30, 2008 consist primarily of net losses of $1.6 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $6.1 million relative to our equity and bond portfolios, net losses of $5.9 million from the sale of Fannie Mae and Freddie Mac preferred stock, and net losses of $6.8 million from the sale of Lehman Brothers corporate bonds. The net realized investment losses for the quarter ended September 30, 2007 consist primarily of net losses of $0.4 million relative to our convertible portfolios and other than temporary impairment losses of $0.6 million, offset by net gains of $0.3 million relative to our bond portfolios and net gains of $0.1 million relative to our equity portfolios.
See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended September 30, 2008 and 2007.
Net Losses and Loss Adjustment Expenses
The loss ratio for the quarter ended September 30, 2008 was 85.1% compared with 55.8% for the quarter ended September 30, 2007. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The impact of changes to prior accident years was 10.0 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $4.2 million in 2008 compared to a reduction of net losses and loss adjustment expenses for prior accident years of $6.9 million in 2007.
In the quarter ended September 30, 2008, we reduced our prior accident year loss reserves by $1.5 million and increased our allowance for uncollectible reinsurance by $5.7 million. The loss reserves reduction of $1.5 million consisted of reductions of $3.6 million in our general liability lines and $0.1 million in our property lines, offset by an increase of $2.2 million in our professional lines. The reduction to the general liability lines consisted of reductions of $8.6 million primarily related to accident years 2005 and prior, offset by increases of $5.0 million related to accident years 2006 and 2007. The reduction to the property lines and increase to the professional liability lines are primarily related to accident years 2006 and 2007.
In the quarter ended September 30, 2007, we reduced our prior accident year loss reserves by $5.3 million and reduced our allowance for uncollectible reinsurance by $1.6 million. The loss reserves reduction of $5.3 million consisted of reductions of $4.6 million in our general liability lines, $1.7 million in our umbrella lines, and $0.1 million in our property lines, offset by an increase of $1.1 million in our professional liability lines. The reduction in the general liability lines consisted of reductions of $20.0 million primarily related to accident years 2002 through 2006, offset by increases of $15.4 million primarily related to accident years 2001 and prior. The reduction in the umbrella lines are primarily related to accident years 2001 through 2004. The increase to the professional liability lines consisted of increases of $1.7 million primarily related to accident years 1998, 2003, and 2006, offset by reductions of $0.6 million primarily related to accident years 2002 and 2005.
The current accident year loss ratio increased 19.3 points from 61.0% in 2007 to 80.3% in 2008 due to both property and casualty lines. The property loss ratio increased 46.4 points from 51.5% in 2007 to 97.9% in 2008, which consists of a 50.5 point increase in the catastrophe loss ratio from 0.3% in 2007 to 50.8% in 2008 offset partially by a decline of 4.1 points in the non-catastrophe loss ratio from 51.2% in 2007 to 47.1% in 2008. The increase in the catastrophe loss ratio is due to $16.5 million of net loss and loss adjustment expenses primarily related to Hurricanes Ike and Gustav, which occurred in September 2008. The casualty loss ratio increased 4.2 points from 66.2% in 2007 to 70.4% in 2008 primarily due to increased loss trends.
Net losses and loss adjustment expenses were $76.1 million for the quarter ended September 30, 2008, compared with $74.5 million for the quarter ended September 30, 2007, an increase of $1.6 million or 2.2%. Excluding the $4.2 million reduction of net losses and loss adjustment expenses for prior accident years in 2008 and the $6.9 million reduction of net losses and loss adjustment expenses for prior accident years in 2007, the current accident year net losses and loss adjustment expenses were $71.9 million and $81.4 million for the quarters ended September 30, 2008 and 2007, respectively. This decrease is primarily attributable to a decrease in net premiums earned, partially offset by an increase in property losses due to the factors noted above and casualty loss cost inflation. Property net premiums earned for the quarters ended September 30, 2008 and 2007 were $32.5 million and $47.0 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2008 and 2007 were $57.0 million and $86.4 million, respectively.

UNITED AMERICA INDEMNITY, LTD.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $33.2 million for the quarter ended September 30, 2008, compared with $43.4 million for the quarter ended September 30, 2007, a decrease of $10.2 million or 23.5%. This decrease is comprised of a $9.8 million decrease in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $0.4 million decrease in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.
•	The decrease in our Insurance Operations segment is due to a $10.6 million decrease in acquisition costs, which is primarily due to a decrease in commission expenses as a result of the decrease in net premiums earned, offset by a $0.8 million increase in other underwriting expenses, which is primarily due to increases in total compensation expenses and property and office costs.
•	The decrease in our Reinsurance Operations segment is primarily due to a $0.3 million decrease in acquisition costs, which is primarily due to a decrease in commission expenses related to the decrease in net premium earned during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. There was not a significant change in other underwriting expenses.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.04 million for the quarter ended September 30, 2008, compared with $3.08 million for the quarter ended September 30, 2007, a decrease of $0.04 million.
Expense and Combined Ratios
Our expense ratio, a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned, was 37.1% for the quarter ended September 30, 2008, compared with 32.5% for the quarter ended September 30, 2007. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above, and to a lesser extent, the $0.8 million increase in other underwriting expenses of our Insurance Operations noted above.
Our combined ratio was 122.2% for the quarter ended September 30, 2008, compared with 88.3% for the quarter ended September 30, 2007. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $1.5 million reduction of prior accident year loss reserves and $5.7 million increase in our reinsurance reserve allowance in 2008 and a $5.2 million reduction of prior accident year loss reserves and $1.7 million reduction in our reinsurance reserve allowance in 2007, the combined ratio increased from 93.5% for 2007 to 117.4% for 2008. See discussion of loss ratio included in “Net Loss and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph for an explanation of this increase.
Interest Expense
Interest expense was $2.0 million for the quarter ended September 30, 2008, compared with $2.8 million for the quarter ended September 30, 2007, a decrease of $0.8 million or 29.1%. This decrease is primarily due to the retirement of $30.9 million of our junior subordinated debentures, decreases in interest rates on our remaining junior subordinated debentures, which are tied to the three month LIBOR rate as of the beginning of each fiscal quarter. The three month LIBOR rate decreased from 5.36% at June 30, 2007 to 2.77% at June 30, 2008.

UNITED AMERICA INDEMNITY, LTD.
Income Tax Expense (Benefit)
Income tax benefit relating to continuing operations was $10.3 million for the quarter ended September 30, 2008, compared with income tax expense of $4.7 million for the quarter ended September 30, 2007. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our expected full year effective tax rate against our pre-tax income excluding net realized investment gains (losses) and then add actual tax on net realized investment gains (losses) to that result. Our actual tax on net realized investment losses was an income tax benefit of $6.7 million and $0.2 million for the quarters ended September 30, 2008 and 2007, respectively. In addition, 2008 includes an income tax benefit of $0.5 million due to the release of an uncertain tax position due to the expiration of the statute of limitations related to the December 31, 2003 and 2004 tax years. Our pre-tax loss was $28.7 million for the quarter ended September 30, 2008 compared to pre-tax income of $29.0 million for the quarter ended September 30, 2007.
Equity in Net Income (Loss) of Partnership
Equity in net loss of partnerships was $1.1 million and $0.2 million for the quarters ended September 30, 2008 and 2007, respectively. The increase in the net loss was due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment. Loss from discontinued operations was $0.1 million for each of the quarters ended September 30, 2008 and 2007.
Net Income (Loss)
The factors described above resulted in net loss of $19.6 million for the quarter ended September 30, 2008, compared with net income of $24.0 million for the quarter ended September 30, 2007, a decrease of $43.6 million.
Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $302.4 million for the nine months ended September 30, 2008, compared with $442.1 million for the nine months ended September 30, 2007, a decrease of $139.7 million or 31.6%.
A breakdown of gross premiums written by product classification is as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Insurance Operations:
Penn-America	$137,669	$227,342	$(89,673)	(39.4)%
United National	68,169	103,788	(35,619)	(34.3)%
Diamond State	74,767	91,967	(17,200)	(18.7)%

Total Insurance Operations	280,605	423,097	(142,492)	(33.7)%

Reinsurance Operations:
Wind River Reinsurance	21,805	19,037	2,768	14.5%

Total	$302,410	$442,134	$(139,724)	(31.6)%

UNITED AMERICA INDEMNITY, LTD.
•	Insurance Operations:
•	Penn-America gross premiums written decreased $89.7 million or 39.4% primarily due to a reduction of $37.9 million due to terminations of business that did not meet our profitability requirements, a reduction of $30.8 million from agents that write business in coastal catastrophe prone areas, and a reduction of $21.0 million from price decreases in the aggregate of approximately 4.5% and other market factors.
•	United National gross premiums written decreased $35.6 million or 34.3% primarily due to a reduction of $1.5 million from a terminated 100% reinsured property program, $18.1 million due to terminations of business that did not meet our profitability requirements, and a reduction of $16.0 million from price decreases in the aggregate of approximately 4.0% and other market factors.
•	Diamond State gross premiums written decreased $17.2 million or 18.7% primarily due to a reduction of $4.2 million due to terminations of business that did not meet our profitability requirements and a reduction of $13.0 million from price decreases in the aggregate of approximately 4.0% and other market factors.
•	Reinsurance Operations:
•	Wind River Reinsurance gross premiums written increased $2.8 million or 14.5% primarily due to increased participation on one of our reinsurance treaties offset partially by the termination of a treaty that did not meet our profitability requirements.
Net premiums written, which equal gross premiums written less ceded premiums written, were $246.9 million for the nine months ended September 30, 2008, compared with $387.1 million for the nine months ended September 30, 2007, a decrease of $140.3 million or 36.2%. The ratio of net premiums written to gross premiums written was 81.6% for the nine months ended September 30, 2008 and 87.6% for the nine months ended September 30, 2007, a decline of 6.0 points, which was primarily due to our Reinsurance Operations, which are more heavily reinsured, changes in our mix of business, and an additional $1.5 million of ceded written premiums under our catastrophe reinsurance treaty resulting from the reinstatement of limits related to losses from Hurricane Ike.
A breakdown of net premiums written by business classification is as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
	2008	2007	$	%
Insurance Operations:
Penn-America	$125,902	$213,507	$(87,605)	(41.0)%
United National	57,621	85,798	(28,177)	(32.8)%
Diamond State	60,455	78,740	(18,285)	(23.2)%

Total Insurance Operations	243,978	378,045	(134,067)	(35.5)%

Reinsurance Operations:
Wind River Reinsurance	2,901	9,092	(6,191)	(68.1)%

Total	$246,879	$387,137	$(140,258)	(36.2)%

•	Insurance Operations:
•	Penn-America net premiums written decreased $87.6 million or 41.0% primarily due to the reduction of gross premiums written noted above.
•	United National net premiums written decreased $28.2 million or 32.8% primarily due to the reduction of gross premiums written noted above.
•	Diamond State net premiums written decreased $18.3 million or 23.2% primarily due to the reduction of gross premiums written noted above.
•	Reinsurance Operations:
•	Wind River Reinsurance net premiums written decreased $6.2 million or 68.1% primarily due to the termination of a treaty that did not meet our profitability requirements.

UNITED AMERICA INDEMNITY, LTD.
Net premiums earned were $303.2 million for the nine months ended September 30, 2008, compared with $408.5 million for the nine months September 30, 2007, a decrease of $105.3 million or 25.8%. The decrease in net premiums earned is attributable to a $109.5 million decrease in net premiums earned from our Insurance Operations segment and a $4.3 million increase in net premiums earned from our Reinsurance Operations segment.
•	The decrease in net premiums earned from our Insurance Operations segment was attributable to the decreases in net premiums written noted above, as well as to a decrease in net written premium from $560.5 million in 2006 to $478.3 million in 2007. The net unearned premium reserve at December 31, 2007 was $192.7 million compared to $244.9 million at December 31, 2006, a decrease of $45.8 million or 18.7%.
•	The increase in net premiums earned from our Reinsurance Operations segment is primarily due to business written in the latter part of 2007.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $51.5 million for the nine months ended September 30, 2008, compared with $58.1 million for the nine months ended September 30, 2007, a decrease of $6.6 million or 11.3%.
•	Gross investment income, excluding realized gains and losses, was $55.5 million for the nine months ended September 30, 2008, compared with $62.5 million for the nine months ended September 30, 2007, a decrease of $7.0 million or 11.1%. The decrease was primarily due to reductions in short-term interest rates and a reduction of our cash and invested assets, which have decreased primarily as a result of purchasing $100.0 million of our Class A common shares and redeeming $30.9 million of our junior subordinated debentures since September 2007. We had no gross investment income from our limited partnership investments during the nine months ended September 30, 2008 compared to $0.4 million for the nine months ended September 30, 2007. Excluding limited partnership distributions, gross investment income for the nine months ended September 30, 2008 decreased 10.5% compared to the nine months ended September 30, 2007.
•	Investment expenses were $4.1 million and $4.4 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $0.3 million or 7.9%. The decrease was primarily due to the decrease in the average fair value of our invested assets.
Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.
Net Realized Investment Gains (Losses)
Net realized investment losses were $24.1 million for the nine months ended September 30, 2008, compared with net realized investment gains of $1.2 million for the nine months ended September 30, 2007. Net realized investment losses for the nine months ended September 30, 2008 consist primarily of net losses of $3.5 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $7.9 million, net losses of $5.9 million from the sale of Fannie Mae and Freddie Mac preferred stock, and net losses of $6.8 million from the sale of Lehman Brothers corporate bonds. The net realized investment gains for the nine months ended September 30, 2007 consist primarily of net gains of $1.3 million relative to our bond portfolios and net gains of $2.0 million relative to our equity portfolios, offset by net losses of $1.5 million relative to market value declines in our convertible portfolios and other than temporary impairment losses of $0.6 million.
See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the nine months ended September 30, 2008 and 2007.

UNITED AMERICA INDEMNITY, LTD.
Net Losses and Loss Adjustment Expenses
The loss ratio for the nine months ended September 30, 2008 was 78.0%, compared with 56.7% for the nine months ended September 30, 2007. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The impact of changes to prior accident years is 12.0 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $20.8 million in 2008 compared to a $20.7 million reduction of net losses and loss adjustment expenses for prior accident years in 2007.
In 2008, we increased our prior accident year loss reserves by $15.5 million and increased our allowance for uncollectible reinsurance by $5.3 million. The loss reserves increase of $15.5 million consisted of increases of $13.4 million in our general liability lines and $7.5 million in our professional liability lines, offset by reductions of $4.6 million in our property lines and $0.8 million in our umbrella lines. The increase to the general liability lines was primarily related to accident years 2006, 2007, and 1995 and prior. The increase to the professional liability lines consisted of increases of $9.8 million primarily related to accident years 2006 and 2007, offset by reductions of $2.3 million primarily related to accident years 2003 and 2005. The reduction in property lines was primarily related to accident years 2006 and 2007. The reduction in umbrella lines was primarily related to accident years 2004 and prior.
In 2007, we reduced our prior accident year loss reserves by $16.2 million and reduced our allowance for uncollectible reinsurance by $4.5 million. The loss reserves reduction of $16.2 million consisted of reductions of $6.3 million in our property lines, $9.0 million in our general liability lines, and $8.2 million in our umbrella lines, offset by an increase of $7.3 million in our professional liability lines. The reduction to the property lines was primarily related to accident years 2003 through 2007. The reduction in general liability lines consisted of reductions of $20.6 million related to accident years 2002 through 2006, offset by increases of $11.6 million related to accident years 2001 and prior. The reduction in umbrella lines was primarily related to accident years 2002 and 2003. The increase in professional liability lines was primarily related to accident years 1998, 2003, and 2006.
The current accident year loss ratio increased 9.3 points in 2008 primarily due to an increase in the property loss and casualty loss ratios. The property loss ratio increased 21.2 points from 52.5% in 2007 to 73.7% in 2008, which consists of a 18.2 point increase in the catastrophe loss ratio from 1.4% in 2007 to 19.6% in 2008 and a 3.0 point increase in the non-catastrophe loss ratio from 51.1% in 2007 to 54.1% in 2008. The increase in the catastrophe loss ratio is due to $21.3 million of net loss and loss adjustment expenses primarily related to Hurricanes Ike and Gustav, which occurred in September 2008, and storms in the Midwest that occurred in the first half of 2008. The casualty loss ratio increased 2.9 points from 66.8% in 2007 to 69.7% in 2008 primarily due to increased loss trends.
Net losses and loss adjustment expenses were $236.4 million for the nine months ended September 30, 2008, compared with $231.6 million for the nine months ended September 30, 2007, an increase of $4.8 million or 2.1%. Excluding the $20.8 million increase of net losses and loss adjustment expenses for prior accident years in 2008 and the $20.7 million reduction of net losses and loss adjustment expenses for prior accident years in 2007, the current accident year net losses and loss adjustment expenses were $215.7 million and $252.4 million for the nine months ended September 30, 2008 and 2007, respectively. This decrease is primarily attributable to a decrease in net premiums earned, partially offset by an increase in property losses due to the factors noted above and casualty loss cost inflation. Property net premiums earned for the nine months ended September 30, 2008 and 2007 were $108.2 million and $143.0 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2008 and 2007 were $195.0 million and $265.4 million, respectively.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $109.5 million for the nine months ended September 30, 2008, compared with $130.9 million for the nine months ended September 30, 2007, a decrease of $21.4 million or 16.4%. This decrease is comprised of a $23.4 million decrease in acquisition costs and other underwriting expenses, net of intercompany eliminations, of our Insurance Operations segment and a $2.0 million increase in acquisition costs and other underwriting expenses of our Reinsurance Operations segment.
•	The decrease in our Insurance Operations segment is due to a $24.3 million decrease in acquisition costs, which is primarily due to a decrease in commission expenses as a result of the decrease in net premiums earned, and a $0.8 million increase in other underwriting expenses, which is primarily due to an increase in total compensation expenses and property and office costs, offset by a decrease in professional services costs.
•	The increase in our Reinsurance Operations segment is primarily due to a $2.3 million increase in acquisition costs, which is primarily due to an increase in commission expenses related to the increase in net premium earned during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, and a $0.3 million decrease in other underwriting expenses, which is primarily due to an decrease in total compensation expenses and professional services costs.

UNITED AMERICA INDEMNITY, LTD.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $9.5 million for each of the nine months ended September 30, 2008 and 2007.
Expense and Combined Ratios
Our expense ratio, a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned, was 36.1% for the nine months ended September 30, 2008, compared with 32.1% for the nine months ended September 30, 2007. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.
Our combined ratio was 114.1% for the nine months ended September 30, 2008, compared with 88.8% for the nine months ended September 30, 2007. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $20.8 million increase of prior accident year loss reserves in 2008 and a $20.7 million reduction of prior accident year loss reserves in 2007, the combined ratio increased from 93.9% for 2007 to 107.2% for 2008. See discussion of loss ratio included in “Net Loss and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph for an explanation of this increase.
Interest Expense
Interest expense was $6.7 million for the nine months ended September 30, 2008, compared with $8.6 million for the nine months ended September 30, 2007, a decrease of $1.9 million or 22.0%. This decrease is primarily due to the retirement of $30.9 million of our junior subordinated debentures, decreases in interest rates on our remaining junior subordinated debentures, which are tied to the three month LIBOR rate as of the beginning of each fiscal quarter, and the pay down of the line of credit in 2007 related to discontinued operations. The three month LIBOR rate was 5.36% at December 31, 2006, 2.77% at June 30, 2008, and 3.12% at September 30, 2008.
Income Tax Expense (Benefit)
Income tax benefit relating to continuing operations was $11.8 million for the nine months ended September 30, 2008, compared with income tax expense of $14.7 million for the nine months ended September 30, 2007. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods. To compute our income tax expense, we apply our anticipated effective year-end tax rate against our pre-tax income excluding net realized investment gains (losses) and add actual tax on net realized investment gains (losses) to that result. Our actual tax on net realized investment gains (losses) was an income tax benefit of $8.0 million for the nine months ended September 30, 2008, compared to income tax expense of $0.4 million for the nine months ended September 30, 2007. In addition, 2008 includes an income tax benefit of $0.5 million due to the release of an uncertain tax position due to the expiration of the statute of limitations related to the December 31, 2003 and 2004 tax years. Our pre-tax loss was $31.4 million for the nine months ended September 30, 2008, compared to pre-tax income of $87.1 million for the nine months ended September 30, 2007.
Equity in Net Income (Loss) of Partnership
Equity in net loss of partnerships was $1.6 million for the nine months ended September 30, 2008, compared to equity in net income of partnerships of $0.2 million for the nine months ended September 30, 2007, a decrease of $1.8 million. The decrease was due to the performance of a limited partnership investment which invests mainly in high yield bonds.

UNITED AMERICA INDEMNITY, LTD.
Discontinued Operations
Discontinued operations consists of the net results of operations of our Agency Operations segment. Income from discontinued operations was $0.059 million for the nine months ended September 30, 2008, compared with $0.002 million for the nine months ended September 30, 2007, an increase of $0.057 million. The increase is primarily due to the re-estimation of remaining liabilities.
Net Income (Loss)
The factors described above resulted in net loss of $21.1 million for the nine months ended September 30, 2008, compared with net income of $72.5 million for the nine months ended September 30, 2007, a decrease of $93.7 million or 129.1%.
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
In July 2008, United America Indemnity completed its purchase of $100.0 million of its Class A common shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. Wind River Reinsurance loaned United America Indemnity funds to enable it to execute the buybacks. The loan currently bears interest at 3.75% per year. In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity. United America Indemnity used proceeds from the dividend to repay a portion of the loan. We anticipate that Wind River Reinsurance will pay additional dividends in the future and that United America Indemnity will use the proceeds to repay the remainder of the loan.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2008, the maximum amount of distributions that could be paid by the United National Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $46.9 million. For 2008, the maximum amount of distributions that could be paid by the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $23.5 million, including $7.7 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2007 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies declared and paid dividends of $7.0 million and $4.0 million, respectively, during the nine months ended September 30, 2008.

UNITED AMERICA INDEMNITY, LTD.
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
Net cash provided by operating activities was $13.0 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $133.9 million for the nine months ended September 30, 2007. The decrease in operating cash flows of approximately $120.9 million from the prior year was primarily a net result of the following items:
•	a decrease in net premiums collected of $141.9 million, an increase in net losses paid of $13.1 million, offset by a decrease in acquisition costs and other underwriting expenses of $30.9 million;
•	a decrease in net investment income collected of $5.4 million;
•	a decrease in net federal income taxes paid of $6.3 million.
See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
Other than the items noted below, there have been no significant changes to our liquidity during the quarter or nine months ended September 30, 2008. Please see Item 7 of Part II in our 2007 Annual Report on Form 10-K for information regarding our liquidity.
On May 15, 2008, we redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which are the sole assets of Penn Trust II, were also redeemed.
In July 2008, we completed our purchase of $100.0 million of our Class A common shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively. See Item 2 in Part II of this report for details about our repurchases made during the quarter ended September 30, 2008.
Capital Resources
Other than the items noted below, there have been no significant changes to our capital resources during the quarter or nine months ended September 30, 2008. Please see Item 7 of Part II in our 2007 Annual Report on Form 10-K for information regarding our capital resources.

UNITED AMERICA INDEMNITY, LTD.
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
United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no borrowings or repayments during the nine months ended September 30, 2008, and there were no outstanding borrowings against this line of credit as of September 30, 2008.
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

UNITED AMERICA INDEMNITY, LTD.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On July 15, 2008, the preferred stocks of Fannie Mae and Freddie Mac were downgraded by Moody’s. Our holdings of Fannie Mae and Freddie Mac preferred stock were sold in September 2008 at a loss of $5.9 million. As of September 30, 2008, we owned $331.5 million of debt obligations issued by these government sponsored enterprises with a book value of $335.5 million. See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details.
There have been no other significant changes to our market risk since December 31, 2007. Please see Item 7A of Part II in our 2007 Annual Report on Form 10-K for information regarding our market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of September 30, 2008, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
We have added, deleted, or modified certain of our internal controls over financial reporting during the quarter ended September 30, 2008; however, there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2008, we completed our purchase of $100.0 million of our Class A common shares as part of two $50.0 million share buyback programs that were initiated in November 2007 and February 2008, respectively.
The following table provides information with respect to the Class A common shares that were surrendered or repurchased during the quarter ended September 30, 2008:

						Approximate
				Total Number of		Dollar Value
				Shares Purchased		of Shares That
	Total Number		Average	as Part of Publicly		May Yet Be
	of Shares		Price Paid	Announced Plan		Purchased Under the
Period (1)	Purchased		Per Share	or Program		Plan or Program (2)

July 1-31, 2008	636,545	(3)	$13.97	633,376	(4)	$—
August 1-31, 2008	—		$—	—		$—
September 1-30, 2008	2,173	(5)	$14.69	—		$—

Total	638,718		$13.97	633,376		N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Includes 3,169 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Purchased as part of the repurchase authorization announced in February 2008.

(5)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

UNITED AMERICA INDEMNITY, LTD.
Item 6. Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant
Date: November 10, 2008	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Interim Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

UNITED AMERICA INDEMNITY, LTD.
EXHIBIT INDEX

Exhibit No.	Description

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.