Form 10-K
period 2008-12-31
UNITED AMERICA INDEMNITY, LTD
filed 2009-03-10
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Class A Common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Market as of such date), was $308,206,002. Class A common shares held by each executive officer and director and by each person who is known by the registrant to beneficially own 5% or more of the registrant’s outstanding Class A common shares have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2009, the registrant had outstanding 25,053,506 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this annual report, unless the context requires otherwise: 1) “United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries; 2) our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., U.N. Holdings Inc., which was dissolved on May 31, 2006, Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, Emerald Insurance Company, which was dissolved on March 24, 2008, Penn-America Group, Inc., our Insurance Operations and our Agency Operations; 3) our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., United America Insurance Services, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies; 4) our “U.S. Insurance Companies” refers to the United National Insurance Companies and the Penn-America Insurance Companies; 5) our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Companies, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC; 6) the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including

Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company; 7) the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; 8) our “Insurance Operations” refers to the U.S. Insurance Operations; 9) our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on September 30, 2006; 10) “Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Insurance Company (Barbados), Ltd. was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Insurance Company, Ltd.; 11) our “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006; 12) our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd., which was dissolved on August 17, 2007.; 13) our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance; 14) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.; 15) “United America Indemnity Group” refers to United America Indemnity Group, Inc.; 16) “AIS” refers to American Insurance Service, Inc.; 17) “United National Group” refers to the United National Insurance Companies and Emerald Insurance Company; 18) “Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies; 19) “Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 20) “United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; 21) “Diamond State” refers to our product classification that includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority; 22) the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II; 23) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; 24) “GAAP” refers to accounting principles generally accepted in the United States of America; and 25) “$” or “dollars” refers to U.S. dollars.

PART I

Item 1.	Business

Some of the information contained in this Item 1 or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of Item 7 of Part II and “Risk Factors” in Item 1A of Part I for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Recent Developments

On March 4, 2009, we announced a $100.0 million rights offering, fully back-stopped by Fox Paine & Company, under which we will distribute to holders of record of our Class A and Class B common shares on March 16, 2009 non-transferable rights to subscribe for Class A and Class B common shares. We also announced that our Board of Directors has approved a plan for us to re-domicile from the Cayman Islands to Switzerland. If approved by our shareholders, we expect our re-domestication to be effective during the second or third quarters of 2009.

On February 17, 2009, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission covering up to $300.0 million of Class A common shares, preferred shares, depositary shares, debt securities, warrants to purchase Class A common shares, preferred shares or debt securities, stock purchase contracts and stock purchase units. The filing was made in order to provide us with future financial flexibility.

In the fourth quarter of 2008, we provided advance notice of our wish to liquidate all of our investment in two limited partnerships. In January 2009, we received a distribution from these partnerships in the amount of $24.1 million. This amount represents 95% of the estimated capital account balances for both partnerships as of December 31, 2008. The final distribution will be received when the partnerships’ audited financial statements for 2008 are finalized.

On December 19, 2008, we and David R. Whiting, the President and Chief Executive Officer of Wind River Reinsurance, mutually agreed that Mr. Whiting’s employment agreement would not be renewed following its March 31, 2009 expiration. Mr. Whiting has advised us that he will retire at that time.

On November 29, 2008, we received notice that Mr. Richard L. Duszak, a member of our Board of Directors, Chair of our Audit Committee, and a member of the Section 162(m) Committee, was retiring for personal reasons effective November 28, 2008. On December 1, 2008, we notified the Listing Qualification Department of the NASDAQ Stock Market of Mr. Duszak’s resignation from our Audit Committee and the Board of Directors and the resulting non-compliance with NASDAQ Marketplace Rule 4350. On December 10, 2008, we officially received a notice of our non-compliance from the Listing Qualification Department. On February 10, 2009, we announced that Messrs. Chad A. Leat and Robert S. Fleischer were appointed to the Board of Directors, effective as of that date. Mr. Leat was also appointed to serve as the Chair of the Audit Committee of the Board of Directors. We notified the Listing Qualification Department of the NASDAQ Stock Market of Mr. Leat’s appointment, and on February 11, 2009, we received a notice of from the Listing Qualification Department notifying that we are now in compliance with NASDAQ’s audit committee requirements. A failure to regain compliance would have resulted in our being delisted from the NASDAQ Stock Market.

On January 26, 2009, we announced the appointment of Charles F. Barr as Senior Vice President and General Counsel, effective February 2, 2009.

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

Acquisition of Penn-America Group, Inc. and Penn Independent Corporation

On January 24, 2005, we completed our merger with Penn-America Group, Inc. (NYSE: PNG) for $249.4 million, which was comprised of $15.3 million in cash and approximately 7.9 million of our Class A common shares, and our acquisition of Penn Independent Corporation for $98.5 million in cash. These transactions resulted in goodwill of $102.0 million and intangible assets of $32.5 million. In connection with these transactions, our shareholders’ approved our change in name from United National Group, Ltd. to United America Indemnity, Ltd.

Our results of operations include the results of Penn-America Group, Inc. and Penn Independent Corporation from the date of their merger and acquisition, respectively.

In 2008, we impaired all of the goodwill and $12.2 million of intangible assets associated with our merger with Penn-America Group, Inc. This resulted in an after-tax loss of $92.2 million. See Note 6 of the notes to the consolidated financial statements for details concerning this impairment.

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

General

United America Indemnity, one of the leading specialty property and casualty insurers in the industry, provides its insurance products across a full distribution network — binding authority, program, brokerage and reinsurance. We manage the distribution of these products in two segments; (a) Insurance Operations and (b) Reinsurance Operations.

Our Insurance Operations

The United National Insurance Companies and the Penn-America Insurance Companies distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are:

•	Penn-America distributes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

•	United National distributes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and

•	Diamond State distributes property, casualty, and professional lines products distributed through wholesale brokers that are underwritten by our personnel and program administrators with specific binding authority.

These product classifications comprise our Insurance Operations business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverages. Our Insurance Operations provide property, casualty, and professional liability products utilizing customized guidelines, rates, and forms tailored to our risk and underwriting philosophy. Our Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides us with flexibility in designing products, programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

We distribute our insurance products through a group of approximately 110 professional wholesale general agencies that have specific quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers.

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

Recent Trends In Our Industry

The property and casualty insurance industry has historically been a cyclical industry. During periods of reduced underwriting capacity, which is characterized by a shortage of capital and reduced competition, underwriting results are generally more favorable for insurers due to more favorable policy terms and conditions and higher rate levels. During periods of excess underwriting capacity, which is characterized by an abundance of capital and increased competition, underwriting results are generally less favorable for insurers due to an expansion of policy terms and conditions and lower rate levels. Historically, several factors have affected the level of underwriting capacity, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results, and the ratings and financial strength of competitors. As underwriting capacity increases, the standard insurance markets begin to expand their risk selection criteria to include risks that have typically been placed in the non-standard excess and surplus lines market. This tends to shrink the demand for insurance coverage from insurers that are focused on writing in the excess and surplus line marketplace, such as United America Indemnity.

After three years of reduced underwriting capacity brought on by a number of factors in the late 1990s and the terrorist attacks of September 11, 2001, the insurance industry began to move into a period of excess underwriting capacity in late 2004, which was characterized by excess capital and increased competition.

In 2005, Hurricanes Katrina, Rita, and Wilma made landfall in the United States causing estimated combined insurance losses in the industry of approximately $56.6 billion. As a result, underwriting capacity for writing property insurance in several coastal areas of the United States was reduced dramatically which led to significant increases in rate levels in coastal areas of the United States. Rate increases on risks in coastal areas continued to be realized in 2006. However, the absence of significant catastrophe activity in the United States post-Hurricane Katrina has encouraged more competition and downward pressure in rate levels in the same catastrophe exposed regions of the country that previously saw rate increases as a result of the 2004 and 2005 hurricanes. Over the last three years, the industry has experienced rate decreases in most lines.

In 2008, Hurricanes Gustav and Ike made landfall on August 31 and September 13, respectively. Hurricane Ike was far wider and penetrated deeply into the U.S. causing industry wide losses that are currently estimated to be approximately $15.0 billion. Catastrophe reinsurance became more expensive to buy as of January 1, 2009.

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

As regards investments, credit quality continues to be a considerable risk factor. Several asset classes such as high yield investments, commercial mortgage backed securities, private issued mortgage backed securities, and common stocks were particularly hard hit during 2008. During 2008, we experienced an increase in investment impairments due to credit concerns. Interest rates on other asset classes such as treasuries, U.S. agencies, and mortgages issued declined from 2007 to 2008 as investors sought safer investment havens. Interest rates on asset classes such as corporate bonds and asset-backed securities increased during 2008 which lowered the overall investment return for those asset classes. The Federal Reserve cut rates six times in 2008 in an attempt to stimulate the economy. The Fed Funds rate was 4.25% at December 31, 2007 and was eventually reduced to its current rate of 0.0% to 0.25% on December 16, 2008. The rates actions caused investment yields on short-term and overnight investments to decline.

Lastly, the regulatory environment could have some impact on our industry:

•	The Terrorism Risk Insurance Act of 2002, which was due to expire on December 31, 2007, has been extended for seven years, until December 31, 2014, with the enactment, on December 26, 2007, of the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). It should be noted that under TRIPRA, the distinction between foreign and domestic acts of terrorism is eliminated, thus making losses for domestic acts of terrorism eligible for reimbursement.

•	The Non-admitted and Reinsurance Reform Act, The National Insurance Act of 2007, and the Insurance Industry Antitrust Enforcement Act of 2007 are no longer viable bills. The U.S. House Financial Services Committee’s Oversight Plan for the 111th Congress includes a number of proposals which are either directly related to or have an impact on the insurance industry. Most notable are the creation of an Office of Insurance Information within the Treasury Department, the streamlining of surplus lines regulation and speed to market initiatives and financial services regulatory reform. It should be noted that the Optional Federal Charter proposal is not mentioned in the Oversight Plan.

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

According to A.M. Best, from 1988 through 2007, the excess and surplus lines market grew from an estimated $6.3 billion in direct premiums written to $36.6 billion. In contrast, the U.S. property and casualty industry grew more moderately during this period from $211.3 billion in direct premiums written to $501.6 billion. During this period, the surplus lines market as a percentage of the total property and casualty industry grew from approximately 3.0% to 7.3%.

Within the excess and surplus lines market, we write business on both a specialty admitted and surplus lines basis. Surplus lines business accounts for approximately 75.2% of the business that our Insurance Operations writes, while specialty admitted business accounts for the remaining 24.8%.

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

Insurance Operations

Our Insurance Operations segment includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies which distribute property and casualty products through three product classifications: 1) Penn-America; 2) United National; and 3) Diamond State. See “Our Insurance Operations” above for a description of these product classifications. Our insurance products target specific, defined groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates, and forms tailored to our risk and underwriting philosophy. In 2008, gross premiums written were $353.1 million compared to $536.8 million for 2007.

Reinsurance Operations

Our Reinsurance Operations segment consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance was formed in 2006 through the amalgamation of our Non-U.S. Insurance Operations into a single Bermuda based company. Our Reinsurance Operations include third party treaty and facultative reinsurance for writers of excess, surplus, and specialty property and casualty insurance distributed through Wind River Reinsurance. Wind River Reinsurance also provides quota share reinsurance to our Insurance Operations. In 2008, gross premiums written were $25.6 million compared to $26.3 million for 2007. Our Reinsurance Operations consist of operations related to writing third party reinsurance by Wind River Reinsurance. Prior to the fourth quarter of 2005, our Non-U.S. Insurance Operations offered direct third party excess and surplus lines primary insurance policies. In the fourth quarter of 2005, our Non-U.S. Insurance Operations discontinued offering such products in order to focus on third party reinsurance products. Following this decision, all excess and surplus lines insurance policies written through our Non-U.S. Insurance Operations have been allowed to expire and have not been renewed. As a result of the amalgamation of Wind River Barbados and Wind River Bermuda to form Wind River Reinsurance, Wind River Reinsurance is listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Although Wind River Reinsurance does not currently offer direct third party excess and surplus lines insurance products, it remains eligible to write on a surplus lines basis in 31 U.S. states and the District of Columbia

Our Non-U.S. Insurance Operations commenced offering reinsurance to the United National Insurance Companies in January 2004 through quota share arrangements. These reinsurance arrangements resulted in 60% of the United National Insurance Companies’ net retained insurance liability on new or renewal business being ceded to Wind River Reinsurance or its predecessors through December 31, 2006.

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

Effective January 1, 2007, each of the quota share agreements was terminated and consolidated into a common quota share reinsurance agreement. Under this new agreement, our Insurance Operations have agreed to cede 50% of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007 to Wind River Reinsurance.

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

The following table sets forth an analysis of United America Indemnity’s gross premiums written, which is the sum of direct and assumed premiums written, by product classification within our Insurance Operations and Reinsurance Operations segments during the periods indicated:

	For the Years Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Insurance Operations:
Penn-America	$172,869	45.6%	$286,439	50.8%	$390,260	59.8%
United National	84,761	22.4	132,311	23.5	154,114	23.6
Diamond State	95,500	25.2	118,085	21.0	108,591	16.6

Total Insurance Operations	353,130	93.2	536,835	95.3	652,965	100.0

Reinsurance Operations:(1)
Wind River Reinsurance	25,570	6.8	26,277	4.7	—	—

Total	$378,700	100.0%	$563,112	100.0%	$652,965	100.0%

(1)	Our Reinsurance Operations began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007; therefore, our Reinsurance Operations had no gross premiums written for the year ended December 31, 2006.

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

The following table sets forth an analysis of United America Indemnity’s net premiums written, which is gross premiums written less ceded premiums written, by product classification within our Insurance Operations and Reinsurance Operations segments during the periods indicated:

	For the Years Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Insurance Operations:
Penn-America	$158,136	51.2%	$266,874	54.4%	$355,428	63.4%
United National	71,491	23.1	110,649	22.6	114,718	20.5
Diamond State	75,852	24.5	100,751	20.5	90,389	16.1

Total Insurance Operations	305,479	98.8	478,274	97.5	560,535	100.0

Reinsurance Operations:(1)
Wind River Reinsurance	3,601	1.2	12,261	2.5	—	—

Total	$309,080	100.0%	$490,535	100.0%	$560,535	100.0%

(1)	Our Reinsurance Operations began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance treaty effective January 1, 2007; therefore, our Reinsurance Operations had no net premiums written for the year ended December 31, 2006.

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

Geographic Concentration

The following table sets forth the geographic distribution of United America Indemnity’s gross premiums written by its Insurance Operations for the periods indicated:

	For the Years Ended December 31,
	2008			2007			2006
	Amount		Percent	Amount		Percent	Amount	Percent
(Dollars in thousands)

Florida	$41,893		11.1%	$65,610		11.6%	$67,852	10.4%
California	39,793		10.5	67,578		12.0	81,121	12.4
New York	26,045		6.9	55,627		9.9	87,551	13.5
Texas	26,029		6.9	37,252		6.6	41,690	6.4
Massachusetts	16,956		4.5	24,054		4.3	35,412	5.4
New Jersey	13,617		3.6	26,767		4.7	34,084	5.2
Louisiana	13,214		3.5	14,447		2.6	15,241	2.3
Pennsylvania	12,446		3.3	17,527		3.1	20,067	3.1
Illinois	11,766		3.1	16,633		3.0	20,374	3.1
Ohio	8,668		2.2	11,710		2.1	15,192	2.3

Subtotal	210,427		55.6	337,205		59.9	418,584	64.1
All others	168,273	(1)	44.4	225,907	(2)	40.1	234,381	35.9

Total	$378,700		100.0%	$563,112		100.0%	$652,965	100.0%

(1)	Includes gross written premiums of our Reinsurance Operations of $25.6 million.

(2)	Includes gross written premiums of our Reinsurance Operations of $26.3 million.

Marketing and Distribution

We provide our insurance products across a full distribution network — binding authority, program, brokerage, and reinsurance. For our binding authority and program product classifications, we distribute our insurance products through a group of approximately 110 wholesale general agents and program administrators that have specific quoting and binding authority. For our brokerage business, we distribute our insurance products through wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. For our reinsurance business, we distribute our products through reinsurance brokers and directly through reinsurers.

Of our non-affiliated professional wholesale general agents and program administrators, the top five accounted for 29.8% of our gross premiums written for the year ended December 31, 2008. No one agency accounted for more than 9.5% of our gross premiums written.

Our distribution strategy is to maintain strong relationships with a limited number of high-quality wholesale professional general agents and wholesale insurance brokers. We carefully select our distribution sources based on their experience and reputation. We believe that our distribution strategy enables us to effectively access numerous markets at a relatively low cost structure through the marketing, underwriting, and administrative support of our professional general agencies and wholesale insurance brokers. These wholesale general agents and wholesale insurance brokers have local market knowledge and expertise that enables us to access business in these markets more effectively.

Underwriting

Our insurance products are underwritten in two ways: (1) specific binding authority in which we grant underwriting authority to our wholesale general agents and program administrators and (2) brokerage in which our internal personnnel underwrites business submitted by our wholesale insurance brokers.

Specific Binding Authority — Our wholesale general agents and program administrators have specific quoting and binding authority with respect to a single insurance product and some have limited quoting and binding authority with respect to multiple products.

We provide our wholesale general agents and program administrators with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility, which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

Our wholesale general agents and program administrators are appointed to underwrite submissions received from their retail agents in accordance with our underwriting manual. Risks that are not within the specific binding authority must be submitted to our underwriting personnel directly for underwriting review and approval or denial of the application of the insured. Our wholesale general agents provide all policy issuance services in accordance with our underwriting manuals.

We regularly monitor the underwriting quality of our wholesale general agents and program administrators through disciplined system of controls, which includes the following:

•	automated system criteria edits and exception reports;

•	individual policy reviews to measure general agents adherence to underwriting manual including, risk selection, underwriting compliance, policy issuance and pricing.

•	periodic on-site comprehensive general agency audits to evaluate processes, controls, profitability and adherence to all aspects of our underwriting manual including, risk selection, underwriting compliance, policy issuance and pricing; and

•	internal quarterly actuarial analysis of loss ratios produced by business underwritten by our wholesale general agents and program administrators

•	internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by our wholesale general agents and program administrators

We provide incentives to certain of our wholesale general agents and program administrators to produce profitable business through contingent profit commission structures that are tied directly to the achievement of profitability targets.

Brokerage — Our wholesale insurance brokers do not have specific binding authority, therefore, these risks are submitted to our underwriting personnel for review and processing.

We provide our underwriters with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility, which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

Our underwriting personnel review submissions, issue all quotes and perform all policy issuance functions. We regularly monitor the underwriting quality of our underwriters through disciplined system of controls, which includes the following:

•	individual policy reviews to measure our underwriters’ adherence to underwriting manual including, risk selection, underwriting compliance, policy issuance and pricing.

•	periodic underwriting review to evaluate adherence to all aspects of our underwriting manual including, risk selection, underwriting compliance, policy issuance and pricing; and

•	internal quarterly actuarial analysis of loss ratios produced by business underwritten by our underwriters

•	internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by our underwriters

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

Rates have generally declined over the last several years. During 2004 and the first eight months of 2005 the ability to achieve significant rate increases lessened with increased competition and additional industry capacity. This trend subsided, however, during the last four months of 2005 primarily as a result of the impact of Hurricanes Katrina, Rita, and Wilma on the United States. The underwriting capacity for writing property insurance in several wind-prone areas of the United States was reduced immediately, which led to dramatic increases in rate levels in many of the territories affected by these storms. Since 2005, the trend has reversed and prices have been steadily declining. Casualty rates have declined faster than property rates. Our market is facing competition from standard line companies who are writing risks that they had not insured previously, Bermuda companies who are establishing relationships with wholesale brokers, and new excess and surplus competitors. New competition is driving much of the price decline. Although market prices have dropped, we have continued to maintain our underwriting discipline. Renewal pricing on our book decreased approximately 1% in 2006, approximately 2.2% in 2007, and approximately 3.8% in 2008, on average.

Reinsurance of Underwriting Risk

Our philosophy is to purchase reinsurance from third parties to limit our liability on individual risks and to protect against property catastrophe and casualty clash losses. Reinsurance assists us in controlling exposure to severe losses, and protecting capital resources. We purchase reinsurance on both an excess of loss and proportional basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. Our reinsurance contracts renew throughout the year, and all of our reinsurance is purchased following guidelines established by our management. We primarily utilize treaty reinsurance products, including proportional reinsurance, excess of loss reinsurance, casualty clash, and property catastrophic loss reinsurance. Additionally, we may purchase facultative reinsurance protection on single risks when deemed necessary.

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

We purchase reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect our primary positions on property, casualty, and professional liability products. The excess of loss structures allow us to maximize our underwriting profits over time by retaining a greater portion of the risk in these products, while helping to protect against the possibility of unforeseen volatility.

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

Our current property writings create exposure to catastrophic events. To protect against this exposure, we purchase catastrophic reinsurance treaties. Effective June 1, 2007, we purchased a $100 million in excess of $10.0 million property catastrophe treaty for those events occurring in June 2007 through May 2008. Effective June 1, 2008, we purchased a $70.0 million in excess of $10.0 million property catastrophe treaty for events occurring in June 2008 through May 2009. The decrease in the amount in coverage for our treaty effective June 1, 2008 was a result of lower catastrophe exposure. During 2008, we ceded losses of $36.1 million to our property catastrophe treaty as a result of Hurricane Ike. This sizable industry event will be contained within our property catastrophe reinsurance treaty. As a result of mandatory reinstatement, we have full limits available on our current property catastrophe treaty. We did not cede any losses on our property catastrophe treaty during 2007.

Our casualty writings create exposure to casualty clash events. Casualty clash exposure arises when two or more insureds, or more than one liability policy for the same insured, are involved in the same loss occurrence. To protect against this exposure for events occurring in 2008, we purchased a $10.0 million in excess of $3.0 million per occurrence casualty clash treaty. Effective, January 1, 2009, we renewed this treaty for the same limits and coverage, $10 million in excess of $3.0 million per occurrence, to protect us against this exposure for events occurring in 2009. Both treaties effective for 2008 and 2009 have mandatory reinstatements. We did not cede any losses to our casualty clash treaty in 2008.

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

The following table sets forth the ten reinsurers for which we have the largest reinsurance receivables, as of December 31, 2008. Also shown are the amounts of premiums ceded by us to these reinsurers during the year ended December 31, 2008.

	A.M.	Gross	Prepaid	Total	Percent	Ceded	Percent
	Best	Reinsurance	Reinsurance	Reinsurance	of	Premiums	of
	Rating	Receivables	Premium	Assets	Total	Written	Total
(Dollars in millions)

Munich Re America, Inc.	A+	$316.4	$9.5	$325.9	44.3%	$24.6	35.3%
Swiss Reinsurance America Corp	A+	194.0	0.1	194.1	26.4	0.2	0.2
General Reinsurance Corp.	A++	34.8	0.4	35.2	4.8	1.4	2.1
Hartford Fire Insurance Co.	A+	25.3	—	25.3	3.5	—	—
Transatlantic Reinsurance	A	14.2	3.7	17.9	2.4	10.3	14.8
Finial Reinsurance Company	A−	12.2	—	12.2	1.7	—	—
Converium AG, Zurich	A−	12.1	—	12.1	1.7	—	—
XL Reinsurance America, Inc.	A+	8.9	—	8.9	1.2	—	—
Validus Reinsurance Ltd.	A−	8.1	—	8.1	1.1	11.7	16.8
Clearwater Insurance Company	A	8.0	—	8.0	1.1	—	—

Subtotal		634.0	13.7	647.7	88.2	48.2	69.2
All other reinsurers		76.5	10.3	86.8	11.8	21.4	30.8

Total reinsurance receivables before purchase accounting adjustments		710.5	24.0	734.5	100.0%	$69.6	100.0%

Purchase accounting adjustments, including uncollectible reinsurance reserve		(31.2)	—	(31.2)

Total receivables, net of purchase accounting adjustments and uncollectible reinsurance reserve		679.3	24.0	703.3
Collateral held in trust from reinsurers		(477.1)	(7.6)	(484.7)

Net receivables		$202.2	$16.4	$218.6

At December 31, 2008 and 2007, we carried reinsurance receivables of $679.3 million and $719.7 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from our acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million at December 31, 2008 and December 31, 2007. The allowance for uncollectible reinsurance receivables was $13.7 million and $10.5 million at December 31, 2008 and 2007, respectively. The change is primarily due to an increase in the Company’s assessment of its risk of collecting from several individual reinsurers.

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

As of December 31, 2008, we had $508.0 million of gross outstanding loss and loss adjustment expense case reserves. Claims relating to approximately 76% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 6% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct two to five day on-site audits of our material TPAs at least twice a year. Approximately 18% of our reserves are handled by our assuming reinsurers. We diligently review and supervise the claims handled by our reinsurers to protect our reputation and minimize exposure.

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

We generally estimate such losses and claims costs through an evaluation of individual reported claims. We also establish reserves for incurred but not reported losses (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The reserves are reviewed quarterly by the in-house actuarial staff. In 2008, the internal workpapers supporting our reserves were reviewed by independent actuaries for the first and third quarters of 2008, and our reserves were reviewed in detail by independent actuaries for the second and fourth quarters of 2008. We do not rely upon the review by the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

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

This loss development table shows development in United America Indemnity’s loss and loss expense reserves on a net basis:

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
(Dollars in thousands)

Balance sheet reserves:	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342	$800,884	$835,838

Cumulative paid as of:

One year later	$85,004	$64,139	$26,163	$63,667	$42,779	$76,048	$85,960	$154,069	169,899	190,723

Two years later	110,073	82,119	72,579	82,970	96,623	136,133	139,822	268,827	300,041

Three years later	123,129	118,318	75,661	118,401	141,545	171,659	180,801	355,987

Four years later	152,915	110,640	98,654	150,062	164,181	197,596	209,938

Five years later	161,028	126,119	121,407	164,023	182,043	214,376

Six years later	168,091	143,782	129,371	177,682	193,536

Seven years later	172,926	149,413	139,090	186,173

Eight years later	176,634	157,431	143,435

Nine years later	183,349	162,218

Ten years later	186,987

Re-estimated liability as of:

End of year	$210,483	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342	$800,884	$835,838

One year later	195,525	157,602	124,896	228,207	261,465	313,213	343,332	632,327	716,361	832,733

Two years later	185,421	155,324	180,044	228,391	263,995	315,230	326,031	629,859	732,056

Three years later	182,584	192,675	180,202	231,133	268,149	298,989	323,696	635,504

Four years later	211,544	192,714	175,198	236,271	252,078	301,660	332,302

Five years later	211,352	175,478	179,727	226,116	264,058	308,775

Six years later	203,451	180,735	173,424	242,666	272,806

Seven years later	201,991	177,025	187,441	254,110

Eight years later	201,396	193,337	198,999

Nine years later	216,673	201,812

Ten years later	223,440

Cumulative redundancy/(deficiency)	$(12,958)	$(33,944)	$(67,871)	$(97,326)	$(11,986)	$5,247	$12,312	$3,787	$3,286	$(31,848)	$—

Gross Liability — end of year	802,692	805,717	800,630	907,357	2,004,422	2,059,760	1,876,510	1,914,224	1,702,010	1,503,237	1,506,429

Less: Reinsurance recoverables	592,209	637,849	669,502	750,573	1,743,602	1,745,737	1,531,896	1,274,933	966,668	702,353	670,591

Net liability-end of year	210,483	167,868	131,128	156,784	260,820	314,023	344,614	639,291	735,342	800,884	835,838

Gross re-estimated liability	1,026,183	1,179,841	1,299,526	1,635,351	1,740,334	1,636,182	1,417,937	1,552,360	1,382,427	1,550,581	1,506,429

Less: Re-estimated recoverables at December 31, 2008	802,743	978,029	1,100,527	1,381,241	1,467,528	1,327,407	1,085,635	916,856	650,371	717,848	670,591

Net re-estimated liability at December 31, 2008	$223,440	$201,812	$198,999	$254,110	$272,806	$308,775	$332,302	$635,504	$732,056	$832,733	$835,838

Gross cumulative redundancy/(deficiency)	$(223,491)	$(374,124)	$(498,896)	$(727,994)	$264,088	$423,578	$458,573	$361,864	$319,583	$(47,344)	$—

During 2008, we experienced an increase in prior accident year net loss and loss adjustment expenses of 34.9 million, which includes an increase in our allowance for reinsurance recoverables of $3.1 million. The remaining $31.8 million represents increases to loss and loss adjustment expense reserves related to accident years 2007 and prior.

The loss reserves increase of $31.8 million consisted of increases of $15.3 million in our general liability lines and $18.3 million in our professional liability lines, offset by reductions of $1.2 million in our property lines and $0.6 million in our umbrella lines. The increase to the general liability lines consisted of increases of $20.4 million related to accident years 2006, 2007, and 2001 and prior, offset by reductions of $5.1 million related to accident years 2002 through 2005. The increase to the professional liability lines consisted of increases of $20.3 million related to accident years 2006 and 2007, offset by reductions of $2.0 million related to accident years 2005 and prior. The reduction in property lines consisted of reductions of $2.6 million related to accident years 2007 and 2003 and prior, offset by increases of $1.4 million related to accident years 2004 through 2006. The reduction in umbrella lines was primarily related to accident years 2004 and prior.

See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of United America Indemnity’s liability for losses and loss adjustment expenses, net of reinsurance ceded.

The adverse development noted from 1998 through 2005 is primarily related to increasing asbestos and environmental (“A&E”) reserves. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during 2008 to reflect its best estimate of A&E exposures.

The net deficiency for 1999 through 2001 primarily resulted in a strengthening of our reserves by $47.8 million in 2002. This was due to faster than expected development in accident years 1997 through 2001. We also increased loss reserves in 2002 by an additional $23.6 million as a result of a rescission related to products written in 1993 and 1994. Additional reserve strengthening of $8.6 million was booked in 2008 to account for expected for lines of business that we previously exited.

Asbestos and Environmental Exposure

Our environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Currently, our policies continue to exclude classic environmental contamination claims. In some states we are required, however, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual’s exposure to a release of chemicals. We have also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by us. We have also received a number of asbestos-related claims, the majority of which are declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of these liabilities are reviewed and updated continually.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2008, we had $25.4 million of net loss reserves for asbestos-related claims and $11.6 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing our gross and net reserves for A&E losses.

In addition to the factors referenced above, establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during the third quarter of 2007 to reflect its best estimate of A&E exposures. One of our insurance companies was recently dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the survival ratios on a gross basis for our open A&E claims.

Investments

Our investment policy is determined by the Investment Committee of our Board of Directors. We have engaged third-party investment advisors to oversee our investments and to make recommendations to the Investment Committee of our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our GAAP equity, or $189.6 million at December 31, 2008. As of December 31, 2008, we had $1,599.5 million of investments and cash and cash equivalent assets, including $102.0 million of equity and limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities.

Although we generally intend to hold bonds to recovery and/or maturity, we regularly reevaluate our position based upon market conditions. As of December 31, 2008, our bonds had a weighted average maturity of 3.79 years and a weighted average duration, including cash and short-term investments, of 3.1 years. Our financial statements reflect a net unrealized gain on bonds available for sale as of December 31, 2008 of $12.6 million on a pre-tax basis.

The following table shows the average amount of bonds, bond income earned, and the book yield thereon for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)
Average bonds at book value	$1,275,700	$1,311,033	$1,219,122
Gross bond income(1)	63,268	65,908	57,310
Book yield	4.96%	5.03%	4.70%

(1)	Represents income earned by bonds, gross of investment expenses and excluding realized gains and losses.

Realized gains and (losses), including other than temporary impairments, for the years ended December 31, 2008, 2007, and 2006 were $(50.3) million, $1.0 million, and $(0.6) million, respectively.

The following table summarizes by type the estimated fair value of United America Indemnity’s investments and cash and cash equivalents as of December 31, 2008, 2007, and 2006:

	December 31, 2008		December 31, 2007		December 31, 2006
	Estimated	Percent	Estimated	Percent	Estimated	Percent
	Fair Value	of Total	Fair Value	of Total	Fair Value	of Total
(Dollars in thousands)
Cash and cash equivalents	$292,604	18.3%	$244,321	13.8%	$273,745	16.5%

U.S. Treasury and agency obligations	152,777	9.6	186,808	10.6	236,876	14.3
Obligations of states, municipalities and political subdivisions	81,618	5.1	69,120	3.9	52,322	3.2
Special revenue bonds	161,412	10.1	143,955	8.2	118,803	7.2
Corporate bonds	242,805	15.2	278,937	15.8	322,623	19.5
Mortgage-backed securities(1)	384,068	24.0	456,932	25.9	355,595	21.5
Commercial mortgage-backed securities	144,457	9.0	175,159	9.9	93,530	5.6
Other asset-backed securities	16,554	1.0	28,827	1.6	36,845	2.2
Other bonds	21,283	1.3	30,828	1.7	30,090	1.8

Total bonds	1,204,974	75.3	1,370,566	77.6	1,246,684	75.3
Equity securities	55,278	3.5	85,677	4.9	75,372	4.5
Other investments	46,672	2.9	64,539	3.7	60,863	3.7

Total investments and cash and cash equivalents	$1,599,528	100.0%	$1,765,103	100.0%	$1,656,664	100.0%

(1)	Includes collateralized mortgage obligations of $34,395, $50,210, and $60,975 for 2008, 2007, and 2006, respectively.

We expect that default rates on collateralized obligations may continue to rise. To protect ourselves against these risks, we have structured our portfolio to lessen the risk. Of the $384.1 million of mortgage-backed securities, $349.7 million is invested in U.S. agency paper and $34.4 million is invested in collateralized mortgage obligations, of which $34.3 million, or 99.7%, are rated AAA. All of our commercial mortgage-backed securities are invested in senior traunches and are rated AAA. In addition, we temporarily discontinued purchasing commercial paper to minimize potential exposure to subprime risk. We held no commercial paper at December 31, 2008. We also face liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. We attempt to diversify our investment holdings to minimize this risk. We also face credit risk. 99.4% of our bonds are investment grade securities. 67.4% of our bonds are rated AAA. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and our investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of United America Indemnity’s investments in bonds, as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Estimated	Percent	Estimated	Percent
	Fair Value	of Total	Fair Value	of Total
(Dollars in thousands)

AAA	$812,659	67.4%	$1,045,151	76.2%
AA	139,906	11.6	122,427	8.9
A	197,345	16.4	160,636	11.7
BBB	48,388	4.0	36,575	2.7
BB	3,696	0.3	4,044	0.3
B	—	—	814	0.1
C	299	0.1	919	0.1
Not rated	2,681	0.2	—	—

Total bonds	$1,204,974	100.0%	$1,370,566	100.0%

The following table sets forth the expected maturity distribution of United America Indemnity’s bonds at their estimated market value as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total
(Dollars in thousands)

One year or less	$49,303	4.1%	$85,513	6.3%
More than one year to five years	287,273	23.8	272,859	19.9
More than five years to ten years	202,482	16.8	211,577	15.4
More than ten years to fifteen years	73,108	6.1	71,228	5.2
More than fifteen years	47,729	4.0	68,471	5.0

Securities with fixed maturities	659,895	54.8	709,648	51.8
Asset-backed and mortgage-backed securities	545,079	45.2	660,918	48.2

Total bonds	$1,204,974	100.0%	$1,370,566	100.0%

The expected weighted average duration of our asset-backed and mortgage-backed securities is 2.3 years.

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

As of December 31, 2008, we had aggregate equity securities of $55.3 million that consisted of $50.6 million in common stocks and $4.7 million in preferred stocks. We also hold other invested assets valued at $46.7 million as of December 31, 2008. These investments are primarily comprised of investments in limited partnerships. Several of these limited partnerships mainly invest in securities that are publicly traded. Securities that are held by these partnerships are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. We obtain the value of the partnerships at the end of each reporting period; however, we are not provided with a detailed listing of the investments held by these partnerships. We receive annual audited financial statements from each of the partnerships we own.

Our investments in other invested assets, including investments in several limited partnerships, were valued at $46.7 million at December 31, 2008. Of this amount, $13.9 million was comprised of securities for which there is no readily available independent market price. The estimated fair value of such securities is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates and any market clearing activity that may have occurred since the prior month-end pricing period.

In the fourth quarter of 2008, we provided advance notice of our wish to liquidate all of our investment in two limited partnerships that were valued at $25.4 million in total in our other invested assets portfolio at December 31, 2008. In January 2009, we received a distribution from these partnerships in the amount of $24.1 million, resulting in a realized gain of $7.4 million. This amount represents 95% of the estimated capital account balances for both partnerships as of December 31, 2008. The final distribution will be received when the partnerships’ audited financial statements for 2008 are finalized.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, we compete against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others:

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

In addition to the companies mentioned above, we are facing competition from standard line companies who are continuing to write risks that traditionally had been written by excess and surplus lines carriers, Bermuda companies who are establishing relationships with wholesale brokers, and new excess and surplus competitors.

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

Employees

We have approximately 360 employees, most of whom are located at our Bala Cynwyd, Pennsylvania office. This includes two individuals who operate out of our Bermuda office and 41 individuals who operate out of our field offices that are located in Arizona, California, Illinois, Michigan, and North Carolina. In addition, we have contracts with international insurance service providers based in Bermuda to provide services to our Reinsurance Operations. Our Bermuda employees are either permanent residents of Bermuda or British citizens who possess Bermuda status. All employees that do not possess Bermuda status who operate out of our Bermuda office are subject to approval of any required work permits that may be applicable. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

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

For 2008, our deductible for certified acts of terrorism was 20.0% of our direct earned premium for the year ended December 31, 2007, or $121.1 million. For 2009, our deductible for certified acts of terrorism will be 20% of the full year of our direct earned premium for the year ended December 31, 2008, or $85.8 million. We believe that our net exposure to insured losses from certified acts of terrorism will be considerably less than the deductible amount for 2008 due to: 1) the low percentage of insureds who have elected to purchase the offered terrorism coverage (approximately 0.2% of 2008 direct earned premium was for the coverage subject to TRIA); 2) the fact that the majority of our customers are small commercial businesses; 3) an exclusion that is attached to all of our policies for insureds who do not elect this coverage; and 4) the amount of reinsurance coverage that is available to us, to various extents, under the majority of our per risk reinsurance contracts.

We believe that we are in compliance with the requirements of TRIPRA.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including but not limited to licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the U.S. Insurance Subsidiaries to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles, or “SAP,” and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia are currently in the process of their financial examinations for the periods ended December 31, 2007. We expect their final reports to be issued after the date of the filing of this report. We do not anticipate any material findings that would materially impact us.

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

The following summarizes the 2008 IRIS ratio results for our insurance companies in our Insurance Operations:

•	The Penn-America Insurance Companies did not have any unusual values.

•	The United National Insurance Companies all had an unusual value for the change in net written premiums resulting from the decline in gross written premiums during 2008.

•	United National Insurance Company had three additional unusual values:

(1)	investment yield as a result of the write-down of goodwill related to its investment in Penn-America; and

(2)	gross change in policyholders’ surplus as a result of decline in market value on its equity portfolio, increases in losses related to prior accident years and decline in investment yield.

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

Based on the standards currently adopted, we reported in our 2008 statutory filings that the capital and surplus of our U.S. Insurance Companies are above the prescribed Company Action Level Risk-Based Capital requirements.

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

State Dividend Limitations

Under Indiana law, Diamond State Insurance Company and United National Casualty Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the 12 consecutive months ending on the date on which the proposed dividend or distribution is scheduled to be made, exceeds the greater of (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income for the 12 month period ending on the 31st day of December of the last preceding year, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Indiana does not permit a domestic insurer to declare or pay a dividend except out of earned surplus unless otherwise approved by the commissioner before the dividend is paid. See Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2008.

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

See Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2008 and the maximum amount of distributions that they could pay as dividends in 2009.

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

As a reinsurer that is not licensed, accredited or approved in any state in the United States, Wind River Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from our Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Indiana, Pennsylvania, Virginia, Wisconsin or other applicable states or any of the Insurance Operations redomesticates to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, we may be unable to realize some of the benefits we expect from our business plan. Accordingly, our Reinsurance Operations could be adversely affected. See Note 15 of the notes to consolidated financial statements in Item 8 of Part II of this report for our risk-based capital results.

Even though Wind River Reinsurance does not currently offer third party excess and surplus lines insurance products, it maintains a U.S. surplus lines trust fund with a U.S. bank to secure its U.S. surplus lines policyholders. The amount held in trust at December 31, 2008 was $5.9 million. Outstanding reserves at December 31, 2008 were $0.1 million. The current minimum amount that Wind River Reinsurance needs to maintain in the trust fund is $5.4 million. In subsequent years, if Wind River Reinsurance were to write third party excess and surplus lines insurance, it would need to maintain in the trust fund an amount equal to 30% of any amount up to the first $200.0 million plus further graduated amounts of its U.S. surplus lines liabilities, as at each year end, as certified by an actuary, but subject to a current maximum of $100.0 million. The trust fund is irrevocable and must remain in force for a period of five years from the date of written notice to the trustee of the termination of the trust unless the liabilities with respect to all risks covered by the trust fund have been transferred to an insurer licensed to do business in all states where insurance is in force.

Apart from the financial and related filings required to maintain Wind River Reinsurance’s place on the IID’s Non-Admitted Insurers Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Wind River Reinsurance generally is not subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Wind River Reinsurance’s surplus lines transactions.

Bermuda Insurance Regulation

The Bermuda Insurance Act 1978 and related regulations, as amended (the “Insurance Act”), regulates the insurance business of Wind River Reinsurance and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Wind River Reinsurance has been registered as a Class 3B insurer by the BMA. A body corporate is registrable as a Class 3B insurer if it intends to carry on insurance business in circumstances where 50% or more of the net premiums written or 50% or more of the loss and loss expense provisions represent unrelated business, or its total net premiums written from unrelated business are $50.0 million or more. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

Wind River Reinsurance, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3B insurer in Bermuda.

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

Loss Reserve Specialist

As a registered Class 3B insurer, Wind River Reinsurance is required to submit an opinion of its approved loss reserve specialist in respect of its losses and loss expense provisions with its statutory financial return.

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

Annual Statutory Financial Return

Wind River Reinsurance is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3B insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, a declaration of statutory ratios and the opinion of the loss reserve specialist.

Minimum Margin of Solvency and Restrictions on Dividends and Distributions

The Insurance Act provides a minimum margin of solvency for Class 3B general business insurers, such as Wind River Reinsurance. A Class 3B insurer engaged in general business is required to maintain the amount by which the value of its assets exceed its liabilities at the greater of: (1) $1.0 million; (2) where net premiums written exceed $6.0 million: $1.2 million plus 15% of the excess over $6.0 million; or (3) 15% of loss and loss expenses provisions plus other insurance reserves, as such terms are defined in the Insurance Act.

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

Profit distributions (not in respect to liquidations) by the Luxembourg Companies are generally subject to Luxembourg dividend withholding tax at a rate of 15% in 2008, unless a domestic law exemption or a lower tax treaty rate applies. There is no Luxembourg dividend withholding tax in 2008. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least 12 months.

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

Ireland

U.A.I. (Ireland) Limited is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. Currently, U.A.I. (Ireland) Limited only has non-trading income, so it is subject to corporate income tax of 25.0%.

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

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are a limited number of available, qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Larry A. Frakes, our President and Chief Executive Officer, Thomas M. McGeehan, our Interim Chief Financial Officer, Raymond H. McDowell, President of Penn-America Group, Scott Reynolds, President of United National Group, David J. Myers, President of Diamond State Group, and Edward M. Rafter, Senior Vice President and Chief Information / Administrative Officer of the United National Insurance Companies and the Penn-America Insurance Companies. Messrs. Frakes, McDowell, Reynolds, Myers, and Rafter have employment agreements with us, although these agreements cannot assure us of the continued service of these individuals. We do not currently maintain key man life insurance policies with respect to any of our employees.

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

Our success depends upon our ability to accurately assess the risks associated with the insurance and reinsurance policies that we write. We establish reserves on an undiscounted basis to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred with respect to premiums earned on the insurance policies that we write. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of what we expect to be the ultimate cost of resolution and administration of claims under the insurance policies that we write. These estimates are based upon actuarial and statistical projections, our assessment of currently available data, as well as estimates and assumptions as to future trends in claims severity and frequency, judicial theories of liability and other factors. We continually refine our reserve estimates in an ongoing process as experience develops and claims are reported and settled. Our insurance subsidiaries obtain an annual statement of opinion from an independent actuarial firm on the reasonableness of these reserves.

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

Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.

Results of property and casualty insurers are subject to man-made and natural catastrophes. We have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experience losses from catastrophes that are in excess of our catastrophe reinsurance coverage. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas. In 2005, we suffered gross and net catastrophic losses of $43.0 million and $9.8 million, respectively, related to Hurricanes Katrina, Rita, and Wilma. There were no individual catastrophic events that generated significant losses for us in 2006 or 2007. In 2008, Hurricanes Gustav and Ike made landfall on August 31 and September 13, respectively. Hurricane Ike was far wider and penetrated deeply into the U.S. causing industry wide losses that are currently estimated to be upwards of $15.0 billion. We suffered gross and net catastrophic losses of $50.6 million and $10.5 million, respectively, related to Hurricane Ike. Catastrophe reinsurance became more expensive to buy as of January 1, 2009.

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

If the rating of any of the companies in our Insurance Operations or Reinsurance Operations is reduced from its current level of “A” by A.M. Best, our competitive position in the insurance industry could suffer, and it could be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business, as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

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

As of December 31, 2008, we had $679.3 million of reinsurance receivables, and $477.1 million of collateral was held in trust to support our reinsurance receivables. Our reinsurance receivables, net of collateral held, were $202.2 million. We also had $16.4 million of prepaid reinsurance premiums, net of collateral held. As of December 31, 2008, our largest reinsurer represented approximately 44.5% of our reinsurance receivables, or $316.4 million, and our second largest reinsurer represented approximately 27.3% of our reinsurance receivables, or $194.0 million. As of December 31, 2008, we had committed collateral of $261.9 million and $170.2 million from our largest reinsurer and second largest reinsurer, respectively. See “Business — Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Our Investment Performance May Suffer as a Result of Adverse Capital Market Developments or Other Factors, Which Would In Turn Adversely Affect Our Financial Condition and Results of Operations.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For 2008, our income derived from invested assets, was $17.6 million, net of investment expenses, including net realized losses of $50.3 million. Of this amount, $32.1 million were other than temporary impairments. For 2007, our income derived from invested assets was $78.3 million, net of investment expenses, including net realized gains of $1.0 million, or 66.3% of our pre-tax income. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates and the credit quality of underlying issuers. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in bonds will generally increase or decrease with changes in interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

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

We also have an equity portfolio that represented approximately 3.5% of our total investments and cash and cash equivalents portfolio, as of December 31, 2008. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on performance as to the equity portfolio. Individual equity securities have unsystematic risk. We could experience market declines on these investments. We also have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market. If the market indexes were to decline, we anticipate that the value of our portfolio would be negatively affected.

We have $46.7 million of investments in limited partnerships. Of this amount, $13.9 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

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

As of December 31, 2008, we had approximately $3.5 million worth of investment exposure to subprime investments and Alt-A investments. Of that amount, approximately $1.2 million of those investments have been rated AAA by Standard & Poor’s, $1.8 million were rated BBB- to AA, and $0.5 million were rated BB+. Impairments on these investments were $0.5 million during 2008.

Since We Depend On Professional General Agencies For a Significant Portion of Our Revenue, a Loss of Any One of Them Could Adversely Affect Us.

We market and distribute our insurance products through a group of approximately 110 professional general agencies that have specific quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. For the year ended December 31, 2008, our top five non-affiliated agencies, all of which market more than one specific product, represented 29.8% of our gross premiums written. No one agency accounted for more that 9.5% of our gross premiums written. A loss of all or substantially all of the business produced by any more of these general agencies could have an adverse effect on our results of operations.

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

We market and distribute our insurance products through a group of approximately 110 professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks without our initial approval. If any of these wholesale professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated loss and loss adjustment expenses. Such actions could adversely affect our results of operations.

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

TRIA, which was extended with the enactment of TRIPRA in 2007, was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 90% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. For 2009, our deductible for certified acts of terrorism was 20% of the full year of our direct earned premium for the year ended December 31, 2008 or $85.8 million. In 2008, $0.9 million of our direct earned premium was for the coverage subject to TRIA. Under TRIPRA, the existing program triggers, deductibles, aggregate industry retention, and co-payments remain the same, and the distinction between foreign and domestic acts of terrorism is eliminated, thus making losses for domestic acts of terrorism eligible for reimbursement.

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

In addition, the United National Insurance Companies and the Penn-America Insurance Companies, which are indirect subsidiaries of Wind River Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Wind River Reinsurance before being paid to United America Indemnity. See “Regulation — U.S. Regulation of United America Indemnity” in Item 1 of Part I of this report. Also, see Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2009.

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

Interests of Holders of Class A Common Shares May Conflict with the Interests of Our Controlling Shareholder.

Fox Paine & Company beneficially owns shares having approximately 88.1% of our total voting power. The percentage of our total voting power that Fox Paine & Company may exercise is greater than the percentage of our total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns a large number of Class B common shares, which have ten votes per share as opposed to Class A common shares, which have one vote per share. The Class A common shares and the Class B common shares generally vote together as a single class on matters presented to our shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in our articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

Because We Rely on Certain Services Provided by Fox Paine & Company, the Loss of Such Services Could Adversely Affect Our Business.

During 2006, 2007, and 2008, Fox Paine & Company provided certain management services to us, particularly with respect to the sale of substantially all of the assets of our Agency Operations. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and we are unable to perform those services ourselves or we are unable to secure replacement services, our business could be adversely affected.

The Current Recession and Other Adverse Consequences of the Recent U.S. and Global Economic and Financial Industry Downturns Could Harm Our Business, Our Liquidity and Financial Condition, and Our Stock Price.

Global market and economic conditions have been severely disrupted. These conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect our stock price.

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

We lease approximately 70,700 square feet of office space in Bala Cynwyd, Pennsylvania, which serves as the headquarters location for our Insurance Operations, pursuant to a lease that expires on December 31, 2013. In addition, we lease approximately 31,700 square feet of additional office space in Arizona, California, Illinois, Michigan, and North Carolina, which serve as office space for our field offices, pursuant to various leases that expire at various times from July 31, 2009 to March 31, 2016. We also lease approximately 1,600 square feet of office space in Hamilton, Bermuda, which is used by our Reinsurance Operations, pursuant to a lease that expires on December 31, 2013.

Item 3.	Legal Proceedings

We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. There is a greater potential for disputes with reinsurers who are in a runoff of their reinsurance operations. Some of our reinsurers are in a runoff of their reinsurance operations, and therefore, we closely monitor those relationships. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), one of our indirect wholly owned subsidiaries, against AON Corp., an insurance and reinsurance broker. United

National believes that it also is entitled to prejudgment interest, which, if the court agrees, could increase the judgment to in excess of $33.0 million. If United National is successful in being awarded the prejudgment interest, United National would expect to net, after payment of attorneys fees and other expenses, between $20.0 million and $22.0 million. AON has announced its intention to appeal the verdict. United National does not intend to recognize the gain contingency until the matter has been resolved through the appellate process.

See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more details concerning our legal proceedings.

Item 4.	Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

Market for Our Class A Common Shares

Our Class A common shares, par value $0.0001 per share, began trading on the Nasdaq Global Market, formerly the Nasdaq National Market, under the symbol “UNGL” on December 16, 2003. On March 14, 2005 we changed our symbol to “INDM.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common shares, as reported by the Nasdaq Global Select Market:

	High	Low

Fiscal Year Ended December 31, 2008:
First Quarter	$21.44	$17.52
Second Quarter	20.22	13.22
Third Quarter	17.64	11.75
Fourth Quarter	15.74	8.46
Fiscal Year Ended December 31, 2007:
First Quarter	$25.48	$22.41
Second Quarter	26.49	23.05
Third Quarter	25.41	18.31
Fourth Quarter	22.99	18.95

There is no established public trading market for our Class B common shares, par value $0.0001 per share.

As of March 2, 2009, there were approximately 1,906 beneficial holders of record of our Class A common shares. As of March 2, 2009, there were 10 holders of record of our Class B common shares, all of whom are affiliates of Fox Paine & Company.

Performance of Our Class A Common Shares

	12/16/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United America Indemnity, Ltd.	$100.0	$103.9	$109.5	$108.0	$149.0	$117.2	$75.4
NASDAQ Insurance Index	100.0	103.1	123.4	134.9	151.2	150.0	132.5
NASDAQ Composite Index	100.0	104.1	113.1	114.6	125.5	137.8	82.0

Purchases of Our Class A Common Shares

Our Share Incentive Plan allows employees to surrender shares of our Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. During 2008, we purchased an aggregate of 17,948 of surrendered Class A common shares from our employees for $0.3 million. All shares purchased from employees are held as treasury stock and recorded at cost.

On October 24, 2007, we announced that our Board of Directors authorized us to repurchase up to $50.0 million of our Class A common shares through a share repurchase program over the subsequent twelve months. This repurchase was completed in January 2008. On February 11, 2008, we announced that our Board of Directors authorized us to repurchase up to an additional $50.0 million of our Class A common shares. This repurchase was completed in July 2008. As a result of these programs, we repurchased approximately 6.0 million of our Class A common shares at an average price of $16.68. All shares repurchased under these programs are held as treasury stock and recorded at cost.

The following table provides information with respect to the Class A common shares that were surrendered or repurchased in 2008:

						Approximate
				Total Number of		Dollar Value
				Shares Purchased		of Shares That
	Total Number		Average	as Part of Publicly		May Yet Be
	of Shares		Price Paid	Announced Plan		Purchased Under the
Period(1)	Purchased		Per Share	or Program		Plan or Program(2)

January 1-31, 2008	93,054	(3)	$19.70	88,362	(4)	$434
February 1-29, 2008	71,242	(5)	$19.23	68,659	(6)	$48,680,261
March 1-31, 2008	154,200		$19.02	154,200	(6)	$45,746,974
April 1-30, 2008	—		$—	—		$45,746,974
May 1-31, 2008	995,674		$14.06	995,674	(6)	$31,749,232
June 1-30, 2008	1,606,850		$14.25	1,606,850	(6)	$8,847,487
July 1-31, 2008	636,545	(7)	$13.97	633,376	(6)	$—
August 1-31, 2008	—		$—	—		$—
September 1-30, 2008	2,173	(8)	$14.69	—		$—
October 1-31, 2008	1,931	(8)	$11.21	—		$—
November 1-30, 2008	3,226	(8)	$12.35	—		$—
December 1-31, 2008	174	(8)	$11.45	—		$—

Total	3,565,069		$14.59	3,547,121		N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Includes 4,692 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Purchased as part of the repurchase authorization announced in December 2007.

(5)	Includes 2,583 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(6)	Purchased as part of the repurchase authorization announced in February 2008.

(7)	Includes 3,169 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(8)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

Dividend Policy

We did not declare or pay cash dividends on any class of our common shares in 2008 or 2007, and we do not anticipate paying any cash dividends on any class of our common shares in the foreseeable future. However, this is subject to future determinations by the Board of Directors based on our results, financial conditions, amounts required to grow our business, and other factors deemed relevant by the Board.

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

See Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2008 and the maximum amount of distributions that they could pay as dividends in 2009.

In 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2008 statutory financial statements that will be filed in 2009, Wind River Reinsurance could pay a dividend of up to $170.9 million without requesting BMA approval.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if Wind River Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In 2008, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. There is no Luxembourg dividend withholding tax in 2008. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

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

The following table sets forth selected consolidated historical financial data for United America Indemnity and should be read together with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
(Dollars in thousands)

Consolidated Statements of Operations Data:
Gross premiums written	$378,700	$563,112	$652,965	$622,878	$409,073
Net premiums written	309,080	490,535	560,535	519,733	280,208
Net premiums earned	382,508	536,323	546,469	475,430	230,140
Net realized investment gains (losses)	(50,259)	968	(570)	554
Total revenues	400,079	614,632	612,437	523,102	252,982
Impairments of goodwill and intangible assets	(96,449)	—	—	—	—
Income (loss) from continuing operations	(141,647)	98,886	89,338	64,751	35,852
Net income (loss)	(141,560)	98,917	99,418	65,593	37,047
Per share data:(1)
Income (loss) from continuing operations	$(141,647)	$98,886	$89,338	$64,751	$35,852
Basic	(4.32)	2.67	2.43	1.81	1.27
Diluted	(4.32)	2.65	2.41	1.77	1.24
Net income (loss) available to common shareholders	$(141,560)	$98,917	$99,418	$65,593	$37,047
Basic	(4.32)	2.67	2.70	1.83	1.31
Diluted	(4.32)	2.65	2.68	1.79	1.28
Weighted-average number of shares outstanding
Basic	32,826,379	37,048,491	36,778,276	35,904,127	28,259,173
Diluted	32,826,379	37,360,703	37,157,783	36,589,902	28,836,195

(1)	In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

Consolidated Insurance Operating Ratios based on our GAAP Results:(1)
Before purchase accounting adjustments:
Loss ratio(2)(3)	79.8	55.8	55.7	58.0	57.1
Expense ratio	37.3	32.5	31.8	33.2	30.1

Combined ratio(2)(3)	117.1	88.3	87.5	91.2	87.2

Impact of purchase accounting adjustments:
Loss ratio	—	—	—	2.6	1.1
Expense ratio	—	—	—	(2.9)	0.2

Combined ratio	—	—	—	(0.3)	1.3

As reported, after purchase accounting adjustments:
Loss ratio(2)(3)	79.8	55.8	55.7	60.6	58.2
Expense ratio	37.3	32.5	31.8	30.3	30.3

Combined ratio(2)(3)	117.1	88.3	87.5	90.9	88.5

Net/gross premiums written	81.6	87.1	85.8	83.4	68.5

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,599,528	$1,765,103	$1,656,664	$1,419,564	$924,070
Reinsurance receivables, net of allowance	679,277	719,706	982,502	1,278,156	1,531,863
Total assets	2,473,201	2,775,172	2,984,616	3,102,002	2,625,937
Senior notes payable	90,000	90,000	90,000	90,000	—
Senior notes payable to related party	—	—	—	—	72,848
Junior subordinated debentures	30,929	46,393	61,857	61,857	30,929
Unpaid losses and loss adjustment expenses	1,506,429	1,503,237	1,702,010	1,914,224	1,876,510
Total shareholders’ equity	631,993	836,276	763,270	639,927	432,553

(1)	Our insurance operating ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of both our Insurance Operations and Reinsurance Operations.

(2)	Our 2008 loss and combined ratios were impacted by a $34.9 million increase of net losses and loss adjustment expenses for prior accident years. Our 2007 loss and combined ratios were impacted by a $29.1 million reduction of net losses and loss adjustment expenses for prior accident years. Our 2006 loss and combined ratios were impacted by a $15.6 million reduction of net losses and loss adjustment expenses for prior accident years. See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)	Our loss and combined ratios for 2008, 2007, 2006, 2005, and 2004 include $21.5 million, $1.7 million, $4.6 million, $8.0 million, and $1.7 million, respectively, of catastrophic losses related to named storms. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

No cash dividends were declared on common stock in any year presented in the table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On March 4, 2009, we announced a $100.0 million rights offering, fully back-stopped by Fox Paine & Company, under which we will distribute to holders of record of our Class A and Class B common shares on March 16, 2009 non-transferable rights to subscribe for Class A and Class B common shares. We also announced that our Board of Directors has approved a plan for us to re-domicile from the Cayman Islands to Switzerland. If approved by our shareholders, we expect our re-domestication to be effective during the second or third quarters of 2009.

On February 17, 2009, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission covering up to $300.0 million of Class A common shares, preferred shares, depositary shares, debt securities, warrants to purchase Class A common shares, preferred shares or debt securities, stock purchase contracts and stock purchase units. The filing was made in order to provide us with future financial flexibility.

In the fourth quarter of 2008, we provided advance notice of our wish to liquidate all of our investment in two limited partnerships. In January 2009, we received a distribution from these partnerships in the amount of $24.1 million. This amount represents 95% of the estimated capital account balances for both partnerships as of December 31, 2008. The final distribution will be received when the partnerships’ audited financial statements for 2008 are finalized.

On December 19, 2008, we and David R. Whiting, the President and Chief Executive Officer of Wind River Reinsurance, mutually agreed that Mr. Whiting’s employment agreement would not be renewed following its March 31, 2009 expiration. Mr. Whiting has advised us that he will retire at that time.

On November 29, 2008, we received notice that Mr. Richard L. Duszak, a member of our Board of Directors, Chair of our Audit Committee, and a member of the Section 162(m) Committee, was retiring for personal reasons effective November 28, 2008. On December 1, 2008, we notified the Listing Qualification Department of the NASDAQ Stock Market of Mr. Duszak’s resignation from our Audit Committee and the Board of Directors and the resulting non-compliance with NASDAQ Marketplace Rule 4350. On December 10, 2008, we officially received a notice of our non-compliance from the Listing Qualification Department. On February 10, 2009, we announced that Messrs. Chad A. Leat and Robert S. Fleischer were appointed to the Board of Directors, effective as of that date. Mr. Leat was also appointed to serve as the Chair of the Audit Committee of the Board of Directors. We notified the Listing Qualification Department of the NASDAQ Stock Market of Mr. Leat’s appointment, and on February 11, 2009, we received a notice of from the Listing Qualification Department notifying that we are now in compliance with NASDAQ’s audit committee requirements. A failure to regain compliance would have resulted in our being delisted from the NASDAQ Stock Market.

On January 26, 2009, we announced the appointment of Charles F. Barr as Senior Vice President and General Counsel, effective February 2, 2009.

Overview

Our Insurance Operations distribute property and casualty insurance products through a group of approximately 110 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell our insurance products to insureds through retail insurance brokers. We operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and 3) Diamond State, which includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority.

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

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. (See Note 2 of the notes to consolidated financial statements contained in Item 8 of Part II of this report.) Actual results could differ from those estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation.

Liability For Unpaid Losses And Loss Adjustment Expenses

Although variability is inherent in estimates, we believe that the liability for unpaid losses and loss adjustment expenses reflects our best estimate for future amounts needed to pay losses and related loss adjustment expenses and the impact of our reinsurance coverages with respect to insured events.

In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about our product classifications, see “General — Our Insurance Operations” in Item 1 of Part I of this report. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

The reserve analyses performed by our actuaries during 2008 were reviewed by an independent actuary. Management did not rely on this review, but the information was used to corroborate the work performed by our internal actuarial staff.

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

Generally, reserves for long-tail lines use the Expected Loss Ratio method for the most recent accident year, shift to the Bornhuetter-Ferguson methods for the next two years, and then shift to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For umbrella business, the Expected Loss Ratio and Bornhuetter-Ferguson methods are used for as many as six years before shifting to the Incurred Development method. Reserves for short-tail lines use the Bornhuetter-Ferguson methods for the most recent accident year and shift to the Incurred and/or Paid Development method in subsequent years.

For other more complex reserve categories where the above methods may not produce reliable indications, we use additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defects and A&E.

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

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net A&E reserves during the second quarter of 2008 to reflect its best estimate of A&E exposures. One of our insurance companies was recently dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

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

Management’s best estimate at December 31, 2008 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,506.4 million and $835.8 million, respectively, as of December 31, 2008. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of December 31, 2008 is as follows:

	Gross Reserves
	Case	IBNR(1)	Total
(Dollars in thousands)

Insurance Operations:
Penn-America	$185,041	$359,368	$544,409
United National	251,164	499,252	750,416
Diamond State	94,056	92,912	186,968

Total Insurance Operations	530,261	951,532	1,481,793
Reinsurance Operations:
Wind River Reinsurance	10,621	14,015	24,636

Total	$540,882	$965,547	$1,506,429

	Net Reserves(2)
	Case	IBNR(1)	Total
(Dollars in thousands)

Insurance Operations:
Penn-America	$159,137	$303,885	$463,022
United National	77,910	159,207	237,117
Diamond State	51,483	68,553	120,036

Total Insurance Operations	288,530	531,645	820,175
Reinsurance Operations:
Wind River Reinsurance	3,143	12,520	15,663

Total	$291,673	$544,165	$835,838

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.

We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” are recorded in the period that the change in these estimates is made. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the changes in estimates for loss and loss adjustment expense reserves that occurred during 2008.

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

Previous reserve analyses have resulted in our identification of information and trends that have caused us to increase or decrease our frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in loss and loss adjustment expense reserves, which could materially affect our results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, among other things, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, among other things, changes in policy limits and deductibles, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to us. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $270.2 million for claims occurring during the year ended December 31, 2008:

		Severity Change
		−10%	−5%	0%	5%	10%
(Dollars in thousands)

Frequency Change	−5%	$(39,185)	$(26,349)	$(13,512)	$(676)	$12,161
	−3%	(34,321)	(21,214)	(8,107)	4,999	18,106
	−2%	(31,889)	(18,647)	(5,405)	7,837	21,079
	−1%	(29,456)	(16,079)	(2,702)	10,675	24,052
	0%	(27,024)	(13,512)	—	13,512	27,024
	1%	(24,592)	(10,945)	2,702	16,350	29,997
	2%	(22,160)	(8,378)	5,405	19,187	32,970
	3%	(19,728)	(5,810)	8,107	22,025	35,942
	5%	(14,863)	(676)	13,512	27,700	41,888

Our net reserves for losses and loss expenses of $835.8 million as of December 31, 2008 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At December 31, 2008, our reinsurance receivables were $679.3 million, net of an allowance for uncollectible reinsurance receivables of $13.7 million. For a listing of the ten reinsurers for which we have the largest reinsurance asset amounts as of December 31, 2008, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report. See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectibility of our reinsurance receivables.

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

For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed, (5) changes in laws or regulations have affected an issuer or industry, (6) the investment has an unrealized loss and was identified by our Investment Manager as an investment to be sold before recovery or maturity, and (7) the investment failed EITF 99-20 testing, which is a cash flow projection test to determine if anticipated principal and interest payments will be realized. If the fair value of an investment falls below its cost and the decline is determined to be other than temporary, the amount of the decline is included in earnings as a realized loss in the period in which the impairment arose.

In the fourth quarter of 2008, we performed EITF 99-20 testing on our mortgage and asset-backed investments, which resulted in one security failing the test. An impairment of approximately $0.5 million was recognized.

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

For an analysis of our securities with gross unrealized losses as of December 31, 2008 and 2007, and for other than temporary losses that we recorded for the years ended December 31, 2008, 2007, and 2006, please see Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Fair Value Measurements

As stated in Note 5 to the consolidated financial statements in Item 8 of Part II of this report, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. In connection with this adoption, we categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy as defined by SFAS 157. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 5 for further information about the fair value hierarchy and our assets that are accounted for at fair value.

Goodwill and Intangible Assets

We use several techniques to value the recoverability of our goodwill and intangible assets. Market capitalization and discounted cash flow were used to value goodwill. Undiscounted cash flow was used to value agency relationships. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. Due to the results of our 2008 impairment testing, we have determined that our remaining intangible assets will be fully amortized in two years. As a result, we anticipate that amortization expense for the next two years will be $0.07 million in 2009 and $0.04 million in 2010. These amounts are subject to change, however, based upon subsequent reviews of recoverability and useful lives that are performed at least annually.

In 2008, we impaired all of the goodwill and $12.2 million of intangible assets associated with our merger with Penn-America Group, Inc. This resulted in an after-tax loss of $92.2 million. See Note 6 of the notes to the consolidated financial statements for details concerning this impairment and a discussion of the results of our 2008 impairment testing of goodwill and other definite and indefinite lived assets.

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

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2008. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we apply a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of FIN 48.

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

See “Business Segments” in Item 1 of Part I of this report for a description of our segments.

The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Years Ended December 31,
	2008	2007		2006(1)
(Dollars in thousands)

Insurance Operations premiums written:
Gross premiums written	$353,130	$536,835		$652,965
Ceded premiums written	47,651	58,561		92,430

Net premiums written	$305,479	$478,274		$560,535

Reinsurance Operations premiums written:
Gross premiums written	$25,570	$26,277		$—
Ceded premiums written	21,969	14,016		—

Net premiums written	$3,601	$12,261		$—

Revenues:(2)
Insurance Operations	$374,174	$530,516		$546,469
Reinsurance Operations	8,334	5,807		—

Total revenues	$382,508	$536,323		$546,469

Expenses:(3)
Insurance Operations	$431,114 (4)	$466,235	(4)	$479,701
Reinsurance Operations	16,827 (5)	7,730	(5)	—

Subtotal	447,941	473,965		479,701
Intercompany eliminations	—	(543)		(1,660)

Net expenses	$447,941	$473,422		$478,041

Income (loss) from segments:
Insurance Operations	$(56,940)	$64,281		$66,768
Reinsurance Operations	(8,493)	(1,923)		—

Subtotal	(65,433)	62,358		66,768
Intercompany eliminations	—	543		1,660

Total income (loss) from segments	$(65,433)	$62,901		$68,428

Insurance combined ratio analysis:(6)
Insurance Operations
Loss ratio	78.5	55.7		55.7
Expense ratio	36.7	32.2		32.1

Combined ratio	115.2	87.9		87.8

Reinsurance Operations
Loss ratio	136.2	62.3		—
Expense ratio	65.7	70.8		—

Combined ratio	201.9	133.1		—

Consolidated
Loss ratio	79.8	55.8		55.7
Expense ratio(7)	37.3	32.5		31.8

Combined ratio(7)	117.1	88.3		87.5

(1)	Insurance Operations includes the results from the predecessor of Wind River Reinsurance.

(2)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments

(3)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(4)	Includes excise tax of $1,871 and $2,390 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2008 and 2007, respectively.

(5)	Includes all Wind River Reinsurance expenses other than excise tax related to cessions from our U.S. Insurance Companies to Wind River Reinsurance.

(6)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

(7)	Includes intercompany eliminations of $(543), and $(1,660) for 2007 and 2006, respectively.

Results of Operations

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Insurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

			Increase/(Decrease)
	2008	2007	$	%
(Dollars in thousands)

Gross premiums written:
Penn-America	$172,869	$286,439	$(113,570)	(39.6)%
United National	84,761	132,311	(47,500)	(35.9)%
Diamond State	95,500	118,085	(22,585)	(19.1)%

Total	$353,130	$536,835	$(183,705)	(34.2)%

Net premiums written:
Penn-America	$158,136	$266,874	$(108,738)	(40.7)%
United National	71,491	110,649	(39,158)	(35.4)%
Diamond State	75,852	100,751	(24,899)	(24.7)%

Total	$305,479	$478,274	$(172,795)	(36.1)%

Net premiums earned:
Penn-America	$200,991	$317,826	$(116,835)	(36.8)%
United National	89,042	115,118	(26,076)	(22.7)%
Diamond State	84,141	97,572	(13,431)	(13.8)%

Total	374,174	530,516	(156,342)	(29.5)%
Losses and expenses:
Net losses and loss adjustment expenses	293,820	295,624	(1,804)	(0.6)%
Acquisition costs and other underwriting expenses(1)	137,294	170,611	(33,317)	(19.5)%

Income (loss) from underwriting	$(56,940)	$64,281	$(121,221)	(188.6)%

Underwriting Ratios:
Loss ratio:
Current accident year	69.7	61.2	8.5
Prior accident year	8.8	(5.5)	14.3

Calendar year	78.5	55.7	22.8
Expense ratio	36.7	32.2	4.5

Combined ratio	115.2	87.9	27.3

(1)	Includes excise tax of $1,871 and $2,390 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2008 and 2007, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $353.1 million for 2008, compared with $536.8 million for 2007, a decrease of $183.7 million or 34.2%.

•	Penn-America gross premiums written were $172.9 million for 2008, compared with $286.4 million for 2007, a decrease of $113.5 million, or 39.6%. The decrease was primarily due to a reduction of $41.6 million due to terminations of business that did not meet our profitability requirements, a reduction of $39.3 million from agents that write business in coastal catastrophe prone areas, and a reduction of $32.6 million from price decreases in the aggregate of approximately 4.4% and other market factors.

•	United National gross premiums written were $84.8 million for 2008, compared with $132.3 million for 2007, a decrease of $47.5 million, or 35.9%. The decrease was primarily due to a reduction of $24.9 million due to terminations of business that did not meet our profitability requirements and a reduction of $22.7 million from price decreases in the aggregate of approximately 4.2% and other market factors.

•	Diamond State gross premiums written were $95.5 million for 2008, compared with $118.1 million for 2007, a decrease of $22.6 million, or 19.1%. The decrease was primarily due to a reduction of $5.6 million due to terminations of business that did not meet our profitability requirements and a reduction of $17.0 million from price decreases in the aggregate of approximately 2.1% and other market factors.

Net premiums written, which equal gross premiums written less ceded premiums written, were $305.5 million for 2008, compared with $478.3 million for 2007, a decrease of $172.8 million or 36.1%. The decrease was primarily due to the reduction of gross premiums written noted above.

The ratio of net premiums written to gross premiums written was 86.5% for 2008 and 89.1% for 2007, a decline of 2.6 points, which was primarily due to changes in our mix of business, and an additional $3.0 million of ceded written premiums under our catastrophe reinsurance treaty resulting from the reinstatement of limits related to losses from Hurricane Ike.

Net premiums earned were $374.2 million for 2008, compared with $530.5 million for 2007, a decrease of $156.3 million or 29.5%. The decrease was primarily due to the reduction of gross premiums written noted above.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 78.5% for 2008 compared with 55.7% for 2007. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The impact of changes to prior accident years is 14.3 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $33.0 million in 2008 compared to a $29.0 million reduction of net losses and loss adjustment expenses for prior accident years in 2007.

In 2008, we increased our prior accident year loss reserves by $29.9 million and increased our allowance for uncollectible reinsurance by $3.1 million. The loss reserves increase of $29.9 million consisted of increases of $15.9 million in our general liability lines and $15.7 million in our professional liability lines, offset by reductions of $1.2 million in our property lines and $0.5 million in our umbrella lines. The increase to the general liability lines consisted of increases of $20.5 million related to accident years 2006, 2007, and 2001 and prior, offset by reductions of $4.6 million related to accident years 2002 through 2005. The increase to the professional liability lines consisted of increases of $17.7 million related to accident years 2006 and 2007, offset by reductions of $2.0 million related to accident years 2005 and prior. The reduction in property lines consisted of reductions of $2.6 million related to accident years 2007 and 2003 and prior, offset by increases of $1.4 million primarily related to accident years 2004 through 2006. The reduction in umbrella lines was primarily related to accident years 2004 and prior. The increases in 2006 and 2007 in our professional and general liability lines are primarily related to greater severity.

In 2007, we reduced our prior accident year loss reserves by $24.6 million and reduced our allowance for uncollectible reinsurance by $4.4 million. The loss reserves reduction of $24.6 million consisted of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for unallocated loss adjustment expenses (“ULAE”) and A&E.

The current accident year loss ratio increased 8.5 points in 2008 primarily due to an increase in both the current property and casualty loss ratios. The current accident year property loss ratio increased 19.7 points from 49.4% in 2007 to 69.1% in 2008, which consists of a 14.3 point increase in the catastrophe loss ratio from 1.0% in 2007 to 15.3% in 2008 and a 5.3 point increase in the non-catastrophe loss ratio from 46.0% in 2007 to 51.3% in 2008. The increase in the catastrophe loss ratio is due to $21.1 million of net loss and loss adjustment expenses primarily related to Hurricanes Ike and Gustav, which occurred in September 2008, and storms in the Midwest that occurred in the first half of 2008, compared to $2.0 million of catastrophe losses in 2007. Loss and loss adjustments related to Hurricanes Ike and Gustav was $14.0 million in 2008. The increase in the non-catastrophe loss ratio is primarily due to higher frequency related to weather-related losses early in 2008. The current accident year casualty loss ratio increased 2.5 points from 67.5% in 2007 to 70.0% in 2008 primarily due to increased loss trends, higher severity on product lines that we are exiting, and the impact of lower pricing.

Net losses and loss adjustment expenses were $293.8 million for 2008, compared with $295.6 million for 2007, a decrease of $1.8 million or 0.6%. Excluding the $33.0 million increase of net losses and loss adjustment expenses for prior accident years in 2008 and the $29.0 million reduction of net losses and loss adjustment expenses for prior accident years in 2007, the current accident year net losses and loss adjustment expenses were $260.8 million and $324.6 million for 2008 and 2007, respectively. This decrease is primarily attributable to a decrease in net premiums earned, partially offset by an increase in property losses due to the factors noted above and casualty loss cost inflation. Property net premiums earned for 2008 and 2007 were $137.8 million and $186.7 million, respectively. Casualty net premiums earned for 2008 and 2007 were $236.3 million and $343.8 million, respectively.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses, excluding intercompany eliminations, were $137.3 million for 2008, compared with $170.6 million for 2007, a decrease of $33.3 million or 19.5%. The decrease is due to a $36.9 million decrease in acquisition costs, offset by a $3.6 million increase in other underwriting expenses.

•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.

•	The increase in other underwriting expenses is primarily due to an increase in total compensation expenses and property and office costs.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 36.7% for 2008, compared with 32.2% for 2007. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.

The combined ratio for our Insurance Operations was 115.2% for 2008, compared with 87.9% for 2007. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of an $33.0 million increase of prior accident year loss reserves in 2008 and a $29.0 million reduction of prior accident year loss reserves in 2007, the combined ratio increased from 93.4% for 2007 to 106.4% for 2008. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from underwriting

The factors described above resulted in loss from underwriting for our Insurance Operations of $56.9 million for 2008, compared with income from underwriting of $64.3 million for 2007, a decrease of $121.2 million.

Reinsurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

			Increase/(Decrease)
	2008	2007	$	%
(Dollars in thousands)

Gross premiums written	$25,570	$26,277	$(707)	(2.7)%

Net premiums written	$3,601	$12,261	$(8,660)	(70.6)%

Net premiums earned	$8,334	$5,807	$2,527	43.5%
Losses and expenses:
Net losses and loss adjustment expenses	11,354	3,617	7,737	213.9%
Acquisition costs and other underwriting expenses	5,473	4,113	1,360	33.1%

Income (loss) from underwriting	$(8,493)	$(1,923)	$(6,570)	341.7%

Underwriting Ratios:
Loss ratio:
Current accident year	112.8	64.5	48.3
Prior accident year	23.4	(2.2)	25.6

Calendar year loss ratio	136.2	62.3	73.9
Expense ratio	65.7	70.8	(5.1)

Combined ratio	201.9	133.1	68.8

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $25.6 million for 2008, compared with $26.3 million for 2007, a decrease of $0.7 million or 2.7%. The decrease was primarily due to the non-renewal of a treaty that did not meet our profitability requirements.

Net premiums written, which equal gross premiums written less ceded premiums written, were $3.6 million for 2008, compared with $12.3 million for 2007, a decrease of $8.7 million or 70.6%. The decrease was primarily due to the termination of a treaty that did not meet our profitability requirements.

The ratio of net premiums written to gross premiums written was 14.1% for 2008 and 46.7% for 2007, a decline of 32.6 points, which was primarily due to changes in our mix of business.

Net premiums earned were $8.3 million for 2008, compared with $5.8 million for 2007, an increase of $2.5 million or 43.5%. The increase was primarily due to business written in the latter part of 2007.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 136.2% for 2008 compared with 62.3% for 2007. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The impact of changes to prior accident years is 25.6 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $1.9 million in 2008 compared to a $0.1 million reduction of net losses and loss adjustment expenses for prior accident years in 2007.

In 2008, we increased our prior accident year loss reserves by $1.9 million, which primarily consisted of an increase of $2.6 million in our professional liability lines, offset by reductions of $0.6 million in our general liability lines and $0.1 million in our property lines. The increase to the professional liability lines was related to accident year 2007. The reduction to the general liability lines was related to accident years 2004 through 2006. The reduction in the property lines was related to accident year 2007.

In 2007, we reduced our prior accident year loss reserves by $0.1 million which consisted of a reduction in our general liability lines for accident year 2005.

The current accident year loss ratio increased 48.3 points in 2008 primarily due to an increase in the current accident year property loss and current accident year casualty loss ratios. The current accident year property loss ratio increased 35.8 points from 35.6% in 2007 to 71.4% in 2008. The increase is due to $0.4 million of net loss and loss adjustment expenses primarily related to Hurricanes Ike and Gustav, which occurred in September 2008. The current accident year casualty loss ratio increased 49.9 points from 66.0% in 2007 to 115.9% in 2008 primarily due to increased loss trends.

Net losses and loss adjustment expenses were $11.3 million for 2008, compared with $3.6 million for 2007, an increase of $7.7 million or 213.9%. Excluding the $1.9 million increase of net losses and loss adjustment expenses for prior accident years in 2008 and the $0.1 million reduction of net losses and loss adjustment expenses for prior accident years in 2007, the current accident year net losses and loss adjustment expenses were $9.4 million and $3.7 million for 2008 and 2007, respectively. This increase is primarily attributable to an increase in net premiums earned and casualty loss cost inflation. Property net premiums earned for 2008 and 2007 were $0.6 million and $0.3 million, respectively. Casualty net premiums earned for 2008 and 2007 were $7.8 million and $5.5 million, respectively.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $5.5 million for 2008, compared with $4.1 million for 2007, an increase of $1.4 million or 33.1%. The increase is due to a $2.0 million increase in acquisition costs, offset by a $0.6 million decrease in other underwriting expenses.

•	The increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.

•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses, legal fees, and consulting costs.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 65.7% for 2008, compared with 70.8% for 2007. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned noted above.

The combined ratio for our Reinsurance Operations was 201.9% for 2008, compared with 133.1% for 2007. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $1.9 million increase of prior accident year loss reserves in 2008 and a $0.1 million reduction of prior accident year loss reserves in 2007, the combined ratio increased from 135.3% for 2007 to 178.5% for 2008. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Loss from underwriting

The factors described above resulted in loss from underwriting for our Reinsurance Operations of $8.5 million for 2008, compared with loss from underwriting of $1.9 million for 2007, an increase of $6.6 million or 341.7%.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

			Increase/(Decrease)
	2008	2007	$	%
(Dollars in thousands)

Net investment income	$67,830	$77,341	$(9,511)	(12.3)%
Net realized investment gains (losses)	(50,259)	968	(51,227)	(5292.0)%
Corporate and other operating expenses	(14,052)	(11,691)	2,361	20.2%
Interest expense	(8,657)	(11,372)	(2,715)	(23.9)%
Impairments of goodwill and intangible assets	(96,449)	—	(96,449)	—
Income tax benefit (expense)	29,263	(18,680)	(47,943)	(256.7)%
Equity in net loss of partnership, net of tax	(3,890)	(581)	(3,309)	(569.5)%
Discontinued operations, net of tax	87	31	56	180.6%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $67.8 million for 2008, compared with $77.3 million for 2007, a decrease of $9.5 million or 12.3%.

•	Gross investment income, excluding realized gains and losses, was $72.8 million for 2008, compared with $83.4 million for 2007, a decrease of $10.6 million or 12.7%. The decrease was primarily due to reductions in short-term interest rates and a reduction of our cash and invested assets. Cash and invested assets decreased to $1,599.5 million as of December 31, 2008, from $1,765.1 million as of December 31, 2007, a decrease of $165.6 million or 9.4%. This decrease was due to negative operating cash flow of $18.2 million, realized and unrealized losses in our investment portfolio of $78.6 million, and the remaining $68.8 million is mainly due to share repurchases and debt repayments that occurred earlier in the year. Our limited partnership investments did not generate gross investment income in 2008; they generated gross investment income of $0.4 million for 2007. Excluding limited partnership distributions, gross investment income for 2008 decreased 12.3% compared to 2007.

•	Investment expenses were $5.0 million for 2008, compared with $6.1 million for 2007, a decrease of $1.1 million or 17.7%. The decrease was primarily due to the decrease in the average fair value of our invested assets and a decrease in trust fees.

The average duration of our bonds was 3.1 years as of December 31, 2008, compared with 3.7 years as of December 31, 2007. Including cash and short-term investments, the average duration of our investments as of December 31, 2008 and 2007 was 2.5 and 3.1 years, respectively. At December 31, 2008, our embedded book yield on our bonds, not including cash, was 4.95% compared with 5.02% at December 31, 2007. The embedded book yield on the $234.6 million of municipal bonds in our portfolio was 3.87% at December 31, 2008.

Net Realized Investment Gains (Losses)

Net realized investment losses were $50.3 million for 2008, compared with net realized investment gains of $1.0 million for 2007. The net realized investment losses for 2008 consist primarily of net losses of $5.2 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $32.1 million, net losses of $5.9 million from the sale of Fannie Mae and Freddie Mac preferred stock, and net losses of $6.8 million from the sale of Lehman Brothers corporate bonds. The net realized investment gains for 2007 consist primarily of net gains of $1.7 million relative to our bond portfolios, net of other than temporary impairments of $0.7 million, net gains of $2.1 million relative to our equity portfolio, net losses of $2.6 million relative to our convertible portfolios, and net losses of $0.2 million relative to our limited partnership portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on an after-tax basis for the years ended December 31, 2008 and 2007.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $14.1 million for 2008, compared with $11.7 million for 2007, an increase of $2.4 million or 20.2%. This increase is primarily due to an increase in travel expenses, legal fees, accounting and audit fees, and other miscellaneous expenses.

Interest Expense

Interest expense was $8.7 million and $11.4 million for 2008 and 2007, respectively. The reduction is primarily due to retiring $15.5 million of trust preferred debt in December 2007, and $15.5 million in May 2008. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our debt.

Impairments of Goodwill and Intangible Assets

Impairments of goodwill and intangible assets were $96.4 million for 2008. See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our impairments.

Income Tax Expense (Benefit)

Income tax benefit relating to continuing operations was $29.3 million for 2008, compared with income tax expense of $18.7 million for 2007. See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax expense between periods.

Our alternative minimum tax (“AMT”) credit carryforward as of December 31, 2008 and 2007 was $0.8 million and $0.0 million, respectively. In 2008, there were $29.0 million of other than temporary impairment losses on invested assets held by our U.S. Subsidiaries. If these invested assets are sold and the impairment losses are realized in 2009, the AMT credit carryforward could increase by $4.4 million to $5.2 million.

Equity in Net Loss of Partnerships

Equity in net loss of partnerships, net of tax was $3.9 million for 2008, compared with $0.6 million for 2007, an increase of $3.3 million. The increase in the loss was due to the performance of a limited partnership investment which invests mainly in high yield bonds.

Discontinued Operations

Discontinued operations consists of the net results of operations of our Agency Operations. Income from discontinued operations, net of tax was $0.09 million for 2008, compared with $0.03 million for 2007, an increase of $0.06 million. The increase is primarily due to the re-estimation of remaining liabilities.

Net Income (Loss)

The factors described above resulted in net loss of $141.6 million for 2008, compared with net income of $98.9 million for 2007, a decrease of $240.5 million or 243.1%.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Insurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

				Increase / (Decrease)
	2007		2006(1)	$	%
(Dollars in thousands)

Gross premiums written:
Penn-America	$286,439		$390,260	$(103,821)	(26.6)%
United National	132,311		154,114	(21,803)	(14.1)%
Diamond State	118,085		108,591	9,494	8.7%

Total	$536,835		$652,965	$(116,130)	(17.8)%

Net premiums written:
Penn-America	$266,874		$355,428	$(88,554)	(24.9)%
United National	110,649		114,718	(4,069)	(3.5)%
Diamond State	100,751		90,389	10,362	11.5%

Total	$478,274		$560,535	$(82,261)	(14.7)%

Net premiums earned:
Penn-America	$317,826		$354,242	$(36,416)	(10.3)%
United National	115,118		108,125	6,993	6.5%
Diamond State	97,572		84,102	13,470	16.0%

Total	530,516		546,469	(15,953)	(2.9)%
Losses and expenses:
Net losses and loss adjustment expenses	295,624		304,355	(8,731)	(2.9)%
Acquisition costs and other underwriting expenses	170,611	(2)	175,346	(4,735)	(2.7)%

Income (loss) from underwriting	$64,281		$66,768	$(2,487)	(3.7)%

Underwriting Ratios:
Loss ratio:
Current accident year	61.2		58.5	2.7
Prior accident year	(5.5)		(2.8)	(2.7)

Calendar year loss ratio	55.7		55.7	—
Expense ratio	32.2		32.1	0.1

Combined ratio	87.9		87.8	0.1

(1)	Includes results from the predecessor of Wind River Reinsurance.

(2)	Includes excise tax of $2,390 relating to cessions from our U.S. Insurance Companies to Wind River Reinsurance.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $536.8 million for 2007, compared with $653.0 million for 2006, a decrease of $116.2 million or 17.8%.

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

Net premiums written, which equal gross premiums written less ceded premiums written, were $478.3 million for 2007, compared with $560.5 million for 2006, a decrease of $82.2 million or 14.7%. The decrease was primarily due to the reduction of gross premiums written noted above.

The ratio of net premiums written to gross premiums written was 89.1% for 2007 and 85.8% for 2006, a decline of 3.3 points, which was primarily due to changes in our mix of business.

Net premiums earned were $530.5 million for 2007, compared with $546.5 million for 2006, a decrease of $16.0 million or 2.9%%. The decrease was primarily due to the reduction of gross premiums written noted above.

Net Losses and Loss Adjustment Expense

The loss ratio for our Insurance Operations was 55.7% for 2007 and 2006. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The impact of changes to prior accident years is 2.7 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $29.0 million in 2007 compared to a $15.6 million reduction of net losses and loss adjustment expenses for prior accident years in 2006.

In 2007, we reduced our prior accident year loss reserves by $24.6 million and reduced our allowance for uncollectible reinsurance by $4.4 million. The loss reserves reduction of $24.6 million consisted of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for ULAE and A&E.

In 2006, we reduced our prior accident year loss reserves by $7.0 million and reduced our allowance for uncollectible reinsurance by $8.6 million. The loss reserves reduction of $7.0 million consisted of reductions related to accident years 2005 and prior for construction defect losses as well as primary general liability, umbrella and excess, and A&E.

The current accident year loss ratio increased 2.7 points in 2007 primarily due to an increase in the current accident year property loss and current accident year casualty loss ratios. The current accident year property loss ratio increased 3.3 points from 46.2% in 2006 to 49.5% in 2007, which consists of a 1.6 point decrease in the catastrophe loss ratio from 2.5% in 2006 to 0.9% in 2007 and a 4.9 point increase in the non-catastrophe loss ratio from 43.7% in 2006 to 48.6% in 2007. The decrease in the catastrophe loss ratio is due to an absence of major activity in 2007 and 2006. The increase in the non-catastrophe loss ratio is primarily due to an increase in severity. The current accident year casualty loss ratio increased 2.8 points from 64.7% in 2006 to 67.5% in 2007 primarily due to cost inflation in excess of rate increases.

Net losses and loss adjustment expenses were $295.6 million for 2007, compared with $304.3 million for 2006, a decrease of $8.7 million or 2.9%. Excluding the $29.0 million reduction of net losses and loss adjustment expenses for prior accident years in 2007 and the $15.6 million reduction of net losses and loss adjustment expenses for prior accident years in 2006, the current accident year net losses and loss adjustment expenses were $324.6 million and $319.9 million for 2007 and 2006, respectively. The increase from $319.9 million for 2006 to $324.6 million for 2007 is primarily attributable to an increase in the severity of non-catastrophe property losses, and casualty loss cost inflation.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses, excluding intercompany eliminations, were $170.6 million for 2007, compared with $175.3 million for 2006, a decrease of $4.7 million or 2.7%. This change is due to a $2.4 million decrease in acquisition costs and a $2.3 million decrease in other underwriting expenses.

•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.

•	The decrease in other underwriting expenses is primarily due to other underwriting expenses in the prior year of our Bermuda subsidiary, which was classified in our Insurance Operations segment in 2006, relating to direct business, offset by an increase in legal expenses, stock options, and consulting expenses. Other underwriting expenses for 2006 included $0.3 million of severance costs resulting from our restructuring in 2006.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 32.2% for 2007, compared with 32.1% for 2006. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily a result of the decrease in net premiums earned.

The combined ratio for our Insurance Operations was 87.9% for 2007, compared with 87.8% for 2006. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of the reductions in our reinsurance reserve allowance and the releases of prior year loss reserves, the combined ratio increased from 90.6% for 2006 to 93.4% for 2007. See discussion of loss ratio in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income from underwriting

The factors described above resulted in income from underwriting for our Insurance Operations of $64.3 million for 2007, compared with $66.8 million for 2006, a decrease of $2.5 million or 3.7%.

Reinsurance Operations

There are no results for 2006 since Wind River Reinsurance began offering third party reinsurance in the third quarter of 2006 and entered into its initial third party reinsurance contracts during the first quarter of 2007, concentrating on excess and surplus lines as well as specialty business which it believes provide attractive risk/reward opportunities. The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment for 2007 are as follows:

2007
(Dollars in thousands)

Gross premiums written	$26,277

Net premiums written	$12,261

Net premiums earned	$5,807
Losses and expenses:
Net losses and loss adjustment expenses	3,617
Acquisition costs and other underwriting expenses	4,113

Income (loss) from underwriting	$(1,923)

Underwriting Ratios:
Loss ratio:
Current accident year	64.5
Prior accident year	(2.2)

Calendar year loss ratio	62.3
Expense ratio	70.8

Combined ratio	133.1

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

			Increase / (Decrease)
	2007	2006	$	%
(Dollars in thousands)

Net investment income	$77,341	$66,538	$10,803	16.2%
Net realized investment gains (losses)	968	(570)	1,538	(269.8)%
Corporate and other operating expenses	(11,691)	(16,515)	4,824	(29.2)%
Interest expense	(11,372)	(11,393)	21	(0.2)%
Income tax expense (benefit)	(18,680)	(18,177)	(503)	2.8%
Equity in net loss of partnership, net of tax	(581)	1,026	(1,607)	(156.6)%
Discontinued operations, net of tax	31	10,081	(10,050)	(99.7)%

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $77.3 million for 2007, compared with $66.5 million for 2006, an increase of $10.8 million, or 16.2%.

•	Gross investment income, excluding realized gains and losses, was $83.4 million for 2007, compared with $72.4 million for 2006, an increase of $11.0 million or 15.1%. The increase was primarily due to growth in the average market value of our invested assets, interest earned on our cash, and an increase in the investment yields on both our bond and short term investment portfolios, offset by a decrease in limited partnership distributions. Cash and invested assets grew to $1,765.1 million as of December 31, 2007, from $1,656.7 million as of December 31, 2006, an increase of $108.4 million or 6.5%. This increase was due to positive operating cash flow of $148.0 million and net realized and unrealized gains in our investment portfolio of $23.8 million, offset by a decrease of $63.7 million, which is mainly due to share repurchases and debt pay-downs that occurred earlier in the year. Our limited partnership investments generated gross investment income of $0.4 million and $3.9 million for 2007 and 2006, respectively. Excluding limited partnership distributions, gross investment income for 2007 increased 21.0% compared to 2006.

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

Net Realized Investment Gains (Losses)

Net realized investment gains were $1.0 million for 2007, compared with net realized investment losses of $0.6 million for 2006. The net realized investment gains for 2007 consist primarily of net gains of $1.7 million relative to our bond portfolios, net of other than temporary impairments of $0.7 million, net gains of $2.1 million relative to our equity portfolio, net losses of $2.6 million relative to our convertible portfolios, and net losses of $0.2 million relative to our limited partnership portfolios. As a result of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” on January 1, 2007, changes in the market value of our convertible bond and convertible preferred stock portfolios are recognized as realized gains and losses in the current period. The net realized investment losses for 2006 consist primarily of net losses of $2.5 million relative to bond portfolios, including other than temporary impairments of $0.7 million, primarily caused as a result of our investment income optimization strategy, net gains of $0.6 million relative to our options portfolio, net gains of $1.6 million relative to our convertible portfolios, and net losses of $0.3 million relative to our equity portfolios.

See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on an after-tax basis for the years ended December 31, 2007 and 2006.

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

Interest Expense

Interest expense was $11.4 million for each of 2007 and 2006. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our debt.

Income Tax Expense

Income tax expense relating to continuing operations was $18.7 million for 2007, compared with $18.2 million for 2006, an increase of $0.5 million or 2.8%. See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax expense between periods.

Our AMT credit carryforward as of December 31, 2007 and 2006 was $0.0 million and $2.8 million, respectively. During 2007, our U.S. taxable income exceeded our AMT taxable income, and, as a result, we were able to utilize the remainder of our AMT carryforward.

Equity in Net Income (Loss) of Partnerships

Equity in net loss of partnerships was $0.6 million for 2007, compared with equity in net income of partnerships of $1.0 million for 2006, a decrease of $1.6 million. The decrease is due to the performance of a limited partnership investment which invests mainly in high yield bonds.

Discontinued Operations

Discontinued operations consists of the net results of operations of our Agency Operations, including the gain on the sale of substantially all of the assets of our Agency Operations. The assets of our Agency Operations were sold on September 30, 2006, and as a result, Agency Operations only had run-off activity in 2007. Income from discontinued operations, net of tax was $0.03 million for 2007, compared with $10.08 million for 2006, a decrease of $10.05 million.

Net Income

The factors described above resulted in net income of $98.9 million and $99.4 million for 2007 and 2006, respectively, a decrease of $0.5 million or 0.5%.

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

On March 4, 2009, we announced a $100.0 million rights offering, fully back-stopped by Fox Paine & Company, under which we will distribute to holders of record of our Class A and Class B common shares on March 16, 2009 non-transferable rights to subscribe for Class A and Class B common shares.

United America Indemnity Group, Inc. (“United America Indemnity Group”) owes $90.0 million to unrelated third parties in guaranteed senior notes. The notes are guaranteed by United America Indemnity, Ltd. See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, United America Indemnity Group would be precluded from paying dividends to U.A.I. (Luxembourg) Investment S.à r.l., its parent company.

AIS owes $30.9 million to affiliated parties in junior subordinated debentures. Interest is payable quarterly. See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, AIS would be precluded from paying dividends to United America Indemnity Group, its parent company.

The principal source of cash that United America Indemnity, United America Indemnity Group, and AIS need to meet their short term and long term liquidity needs, including corporate expenses, includes dividends, other permitted disbursements from their direct and indirect subsidiaries, and reimbursement to United America Indemnity from its subsidiaries for equity awards granted to employees. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, commissions, investment income, and proceeds from sales and redemptions of investments. Funds are used principally to pay claims and operating expenses, to make debt payments, to purchase investments, and to make dividend payments. The future liquidity of United America Indemnity, United America Indemnity Group, and AIS is dependent on the ability of their subsidiaries to pay dividends. United America Indemnity, United America Indemnity Group, and AIS currently have no planned capital expenditures that could have a material impact on its long-term liquidity needs.

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

At December 31, 2008, United America Indemnity owed $48.7 million in principal to Wind River Reinsurance, $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l. (“UAI Luxembourg Investment”), and $2.9 million in related accrued interest.

The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. See Note 17 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2008 and the maximum amount of distributions that they could pay as dividends in 2009.

For 2009, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2008 statutory financial statements that will be filed in 2009, Wind River Reinsurance could pay a dividend of up to $170.9 million without requesting BMA approval.

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

Net cash was provided by (used for) operating activities in 2008, 2007, and 2006 of $(18.2) million, $148.0 million and $180.8 million, respectively. In 2008, we realized a net decrease in operating cash flows of approximately $166.2 million primarily as a result of the following:

•	a decrease in net premiums collected of $179.9 million, an increase in net losses paid of $26.3 million, offset by a decrease in acquisition costs and other underwriting expenses paid of $36.3 million;

•	a decrease in net investment income collected of $8.6 million; and

•	a decrease in net federal income taxes paid of $11.5 million.

In 2007, we realized a net decrease in operating cash flows of approximately $33.8 million primarily as a result of the following:

•	a decrease in net premiums collected of $38.3 million, an increase in net losses paid of $14.3 million, offset by a decrease in acquisition costs and other underwriting expenses paid of $8.0 million;

•	an increase in net investment income collected of $11.3 million;

•	an increase in net federal income taxes paid of $5.9 million; and

•	a decrease in agency commissions and fee revenues of $22.0 million offset by a decrease in agency commissions and operating expenses paid of $27.9 million.

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning our investing and financing activities.

Liquidity

Each company in our Insurance Operations and our Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At December 31, 2008, United America Indemnity had cash and cash equivalents of $292.6 million.

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

Effective January 1, 2007, each of the quota share agreements was terminated and consolidated into a single quota share reinsurance agreement. Under this new agreement, our U.S. Insurance Companies have agreed to cede 50% of their net unearned premiums as of December 31, 2006, plus 50% of the net retained insurance liability of all new and renewal business bound on or after January 1, 2007 to Wind River Reinsurance. Wind River Reinsurance is an unauthorized reinsurer. As a result, any losses and unearned premium that are ceded to Wind River Reinsurance by the U.S. Insurance Companies must be collateralized. To satisfy this requirement, Wind River Reinsurance has set up custodial trust accounts on behalf of the U.S. Insurance Companies.

Wind River Reinsurance has established independent reinsurance trust accounts for the benefit of each of the U.S. Insurance Companies. We invest the funds in securities that have durations that closely match the expected duration of the liabilities assumed. We believe that Wind River Reinsurance will have sufficient liquidity to pay claims prospectively.

All trusts that we are required to maintain as a result of the above mentioned pooling agreements and quota share arrangements are adequately funded.

In 2009, we anticipate that all of the U.S. Insurance Companies will participate in a single pool, which will lower loss volatility. The U.S. Insurance Companies and Wind River Reinsurance also negotiated a new stop loss agreement that provides protection in a loss corridor from 70% to 90%. Both the pooling agreement and stop loss agreement are dependent on regulatory approval. The documents for approval have been filed, but have not yet been approved at the time of the filing of this report.

In 2009, we expect that, in the aggregate, our Insurance Operations and our Reinsurance Operations will have positive cash flow and will have sufficient liquidity to pay claims. We monitor our portfolios to assure liability and investment durations are closely matched.

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

We have access to various capital sources including dividends from insurance subsidiaries, invested assets in our Non-U.S. Subsidiaries, and access to the debt and equity capital markets. United National Insurance Company also has a discretionary line of credit; however, the financial institution that provides the line has temporarily precluded United National Insurance Company from drawing on the line. We believe we have sufficient liquidity to meet our capital needs. See Note 17 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of our dividend capacity.

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

United America Indemnity Group is dependent on dividends received from its U.S. Insurance Operations to fund this debt service.

U.A.I. (Luxembourg) Investment S.à r.l. holds promissory notes of $175.0 million and $110.0 million from United America Indemnity Group which have interest rates of 6.64% and 6.20%, respectively, and mature in 2018 and 2020, respectively. Interest on these notes is paid annually.

On January 18, 2006, U.A.I. Luxembourg Investment loaned $6.0 million to United America Indemnity, Ltd. The loan has been used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. At December 31, 2008, there was $0.8 million of accrued interest on the loan. United America Indemnity, Ltd. is dependent on its subsidiaries to pay it dividends and its operating expenses.

On November 12, 2007, Wind River Reinsurance issued a $50.0 million demand line of credit to United America Indemnity, Ltd. that bears interest at 5.25%. The proceeds of the line were used to fund the purchases of our Class A common shares. See Item 5 in Part II of this report for details concerning these purchases.

On February 13, 2008, the demand line of credit was amended. The interest rate was decreased to 3.75% per annum, and the loan amount was increased to $100.0 million. The increase was used to fund the repurchase of an additional $50.0 million of our Class A common shares. See Item 5 in Part II of this report for details concerning these purchases.

In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity. United America Indemnity used proceeds from the dividend to repay a portion of the loan. We anticipate that Wind River Reinsurance will pay additional dividends in the future and that United America Indemnity will use the proceeds to repay the remainder of the loan. As of December 31, 2008, there was $48.7 million outstanding on the line of credit plus accrued interest of $2.1 million.

In July 2008, we completed our purchase of $100.0 million of our Class A common shares as part of the two $50.0 million share buyback programs mentioned above. See Item 5 in Part II of this report for details concerning these purchases.

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

On May 15, 2008, we redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which are the sole assets of Penn Trust II, were also redeemed. The registration of Penn Trust I was cancelled effective February 2, 2009

Our business trust subsidiaries have issued floating rate capital and floating rate common securities. A summary of the terms related to these securities is as follows:

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

We have the ability to call these floating rate capital and floating rate common securities on a quarterly basis at anytime between now and maturity.

The proceeds from the above offerings were used to purchase junior subordinated interest notes and were used to support the business growth in the insurance subsidiaries and general business needs.

Distributions on the above securities can be deferred up to five years, but in the event of such deferral, we may not declare or pay cash dividends on the common stock of the applicable subsidiary.

Our wholly owned business trust subsidiaries, UNG Trust I and UNG Trust II, are not consolidated pursuant to FIN 46R. Our business trust subsidiaries have issued $30.0 million in floating rate capital securities and $0.9 million of floating rate common securities. The sole assets of the business trust subsidiaries are $30.9 million of our junior subordinated debentures, which have the same terms with respect to maturity, payments and distributions as the floating rate capital securities and the floating rate common securities.

We are party to a management agreement with Fox Paine & Company, whereby in connection with certain management services provided to us by Fox Paine & Company, we agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. The last annual management fee of $1.5 million was paid to Fox Paine & Company on November 21, 2008. The next annual management fee payment of $1.5 million is payable on November 1, 2009.

United National Insurance Company has a $25.0 million discretionary demand line of credit. There were no borrowings or repayments during 2008, and there were no outstanding borrowings against this line of credit as of December 31, 2008. The financial institution that is providing this discretionary line of credit is currently precluding United National Insurance Company from borrowing against the line.

Contractual Obligations

We have commitments in the form of operating leases, a revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2008, contractual obligations related to United America Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
		1 Year	2 to 3 Years	4 to 5 Years	6 Years
	Total	1/1/09-12/31/09	1/1/10-12/31/11	1/1/12-12/31/13	and Later
(Dollars in thousands)

Operating leases(1)	$17,044	$3,446	$6,586	$6,510	$502
Commitments to fund limited partnerships	3,834	3,834	—	—	—
Senior notes(2)	117,990	5,598	29,196	43,836	39,360
Junior subordinated debentures(3)	72,088	1,652	3,304	3,304	63,828
Term Loans	925	285	569	71	—
Unpaid losses and loss adjustment expenses obligations(4)	1,506,429	380,661	456,414	256,075	413,279

Total	$1,718,310	$395,476	$496,069	$309,796	$516,969

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

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

Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) risks associated with our proposed re-domestication to Switzerland; and (12) uncertainties relating to governmental and regulatory policies.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, illiquidity, foreign exchange rates and commodity prices. Our consolidated balance sheet includes the estimated fair values of assets that are subject to market risk. Our primary market risks are interest rate risk and credit risks associated with investments in fixed maturities and equity price risk associated with investments in equity securities. Each of these risks is discussed in more detail below. We have no commodity risk.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Our fixed income investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income investments fall, and the converse is also true. We expect to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency, and liquidity, that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.

As of December 31, 2008, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
		Market Value
Basis Point Change	Market Value	$	%

(200)	$1,272,332	$67,358	5.6%
(100)	1,241,605	36,631	3.0%
No change	1,204,974	—	0.0%
100	1,163,764	(41,210)	(3.4)%
200	1,118,939	(86,035)	(7.1)%

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income investments. Our investment policy requires that we invest in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security. As of December 31, 2008, we had approximately $3.5 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2008, approximately $1.2 million of those investments have been rated AAA by Standard & Poor’s, $1.8 million were rated BBB- to AA, and $0.5 million were rated BB+. As of December 31, 2007, the Company had approximately $5.8 million worth of investment exposure to subprime and Alt-A investments. Of that amount, approximately $3.7 million have been rated AAA by Standard & Poor’s. The remaining subprime exposure is rated AA or A. Impairments on these investments were $0.5 million and $0.0 million during the years ended December 31, 2008 and 2007, respectively.

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

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of December 31, 2008, $477.1 million of collateral and $61.1 million of letters of credit were held in trust to support the reinsurance receivables.

Equity Price Risk

In 2008, the objective for our equity portfolio was to provide a total rate of return that exceeds the Russell 1000 Value index over the long run, with an overweighting towards dividend paying equities. The equity portfolio was designed to hold a high percentage of securities issued by companies with a significant historical record of having paid and increased their annual dividends.

In 2009, we have changed our strategy to one that uses a fundamental value approach. The investment style will place primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

We compare the results of our equity portfolio to the Russell 1000 Value Index, which is our benchmark index. To protect against equity price risk, the sector exposures within our equity portfolio closely correlate to the sector exposures within the Russell 1000 Value Index. In 2008, our common stock portfolio had a return of (30.58)%, not including investment advisor fees, compared to the Russell 1000 Value Index which had a return of (36.85)%.

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

As of December 31, 2008, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

		Hypothetical
	Estimated Fair Value	Percentage Increase
(Dollars in thousands)	after Hypothetical	(Decrease) in
Hypothetical Price Change	Change in Prices	Shareholders’ Equity

(20)%	$44,222	(1.1)%
(10)%	49,750	(0.6)%
No change	55,278	—
10%	60,806	0.6%
20%	66,334	1.1%

Foreign Exchange Risk

We have foreign exchange risk associated with a small portion of the premium of Wind River Reinsurance. We generally keep premiums received in non-U.S. currencies in their respective original currencies, until there is greater certainty of net profits under individual reinsurance contracts, at which time we intend to sell some of those original currencies into U.S. dollars. At year-end, we revalue those non-U.S. currency assets to current U.S. dollar rates. Corresponding liabilities are adjusted within the reserving process. If losses exceed premiums, we intend to purchase the relevant non-U.S. currencies at the prevailing rates. At December 31, 2008, there was an unrealized loss of $0.1 million resulting from our foreign currency asset revaluations, which is included as a component of accumulated other comprehensive income.

Item 8.	Financial Statements and Supplementary Data

UNITED AMERICA INDEMNITY, LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of United America Indemnity, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United America Indemnity, Ltd. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2009

UNITED AMERICA INDEMNITY, LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
(In thousands, except share amounts)

ASSETS
Bonds:
Available for sale, at fair value (amortized cost: $1,192,385 and $1,356,439)	$1,204,974	$1,370,566
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $4,665 and $11,802)	4,665	11,883
Common stocks:
Available for sale, at fair value (cost: $46,316 and $61,032)	50,613	73,794
Other invested assets
Available for sale, at fair value (cost: $19,689 and $19,412)	39,219	51,102
Securities classified as trading, at fair value (cost: $5,151 and $5,151)	7,453	13,437

Total investments	1,306,924	1,520,782
Cash and cash equivalents	292,604	244,321
Agents’ balances, net	53,259	64,719
Reinsurance receivables	679,277	719,706
Federal income taxes receivable	16,487	—
Deferred federal income taxes	32,532	8,219
Deferred acquisition costs	34,734	52,505
Goodwill	—	84,246
Intangible assets	9,309	22,520
Prepaid reinsurance premiums	23,960	29,218
Other assets	24,115	28,936

Total assets	$2,473,201	$2,775,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,506,429	$1,503,237
Unearned premiums	149,677	228,363
Federal income taxes payable	—	3,455
Ceded balances payable	25,185	15,758
Contingent commissions	6,675	9,600
Notes and debentures payable	121,845	137,602
Other liabilities	31,397	40,881

Total liabilities	1,841,208	1,938,896

Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 25,032,618 and 24,770,507, respectively; Class A common shares outstanding: 19,013,462 and 22,316,420, respectively; Class B common shares issued and outstanding: 12,687,500	4	4
Additional paid-in capital	524,345	519,980
Accumulated other comprehensive income, net of taxes	25,108	40,172
Retained earnings	182,982	324,542
Class A common shares in treasury, at cost:
6,019,156 and 2,454,087 shares, respectively	(100,446)	(48,422)

Total shareholders’ equity	631,993	836,276

Total liabilities and shareholders’ equity	$2,473,201	$2,775,172

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
(In thousands, except shares and per share data)

Revenues:
Gross premiums written	$378,700	$563,112	$652,965

Net premiums written	$309,080	$490,535	$560,535

Net premiums earned	$382,508	$536,323	$546,469
Net investment income	67,830	77,341	66,538
Net realized investment gains (losses)	(50,259)	968	(570)

Total revenues	400,079	614,632	612,437
Losses and Expenses:
Net losses and loss adjustment expenses	305,174	299,241	304,355
Acquisition costs and other underwriting expenses	142,767	174,181	173,686
Corporate and other operating expenses	14,052	11,691	16,515
Interest expense	8,657	11,372	11,393
Impairments of goodwill and intangible assets	96,449	—	—

Income (loss) before income taxes	(167,020)	118,147	106,488
Income tax expense (benefit)	(29,263)	18,680	18,176

Income (loss) before equity in net income (loss) of partnerships	(137,757)	99,467	88,312
Equity in net income (loss) of partnerships, net of taxes	(3,890)	(581)	1,026

Income (loss) before discontinued operations	(141,647)	98,886	89,338
Discontinued operations, net of taxes	87	31	10,080

Net income (loss)	$(141,560)	$98,917	$99,418

Per share data(1):
Income from continuing operations:
Basic	$(4.32)	$2.67	$2.43

Diluted	$(4.32)	$2.65	$2.41

Discontinued operations:
Basic	$—	$—	$0.27

Diluted	$—	$—	$0.27

Net income available to common shareholders
Basic	$(4.32)	$2.67	$2.70

Diluted	$(4.32)	$2.65	$2.68

Weighted-average number of shares outstanding
Basic	32,826,379	37,048,491	36,778,276

Diluted	32,826,379	37,360,703	37,157,783

(1)	In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for the year ended December 31, 2008.

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2008	2007	2006
(In thousands)

Net income (loss)	$(141,560)	$98,917	$99,418

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(49,111)	18,509	12,684
Recognition of previously unrealized holding losses (gains)	34,144	(621)	425
Unrealized foreign currency translation losses	(97)	—	—

Other comprehensive income (loss), net of tax	(15,064)	17,888	13,109

Comprehensive income (loss), net of tax	$(156,624)	$116,805	$112,527

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Changes in Shareholders’ Equity

	Years Ended December 31,
	2008	2007	2006
(In thousands, except share amounts)

Number of Class A common shares issued:
Number at beginning of period	24,770,507	24,507,919	23,868,402
Common shares issued under share incentive plan	252,248	243,253	618,797
Common shares issued to directors	9,863	19,335	20,720

Number at end of period	25,032,618	24,770,507	24,507,919

Number of Class B common shares issued:
Number at beginning of period	12,687,500	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3	$3

Balance at end of period	$3	$3	$3

Par value Class B common shares:
Balance at beginning of period	$1	$1	$1

Balance at end of period	$1	$1	$1

Additional paid-in capital:
Balance at beginning of period	$519,980	$515,357	$504,541
Contributed capital from Class A common shares	—	1,002	1,000
Share compensation plans	4,365	3,621	9,816

Balance at end of period	$524,345	$519,980	$515,357

Accumulated other comprehensive income net of deferred income tax:
Balance at beginning of period	$40,172	$22,580	$9,471
Other comprehensive income (loss)	(15,064)	17,888	13,109
Adoption of SFAS 155	—	(296)	—

Balance at end of period	$25,108	$40,172	$22,580

Retained earnings:
Balance at beginning of period	$324,542	$225,329	$125,911
Adoption of SFAS 155	—	296	—
Net income (loss)	(141,560)	98,917	99,418

Balance at end of period	$182,982	$324,542	$225,329

Number of Treasury Shares:
Number at beginning of period	2,454,087	—	—
Class A common shares purchased	3,565,069	2,454,087	—

Number at end of period	6,019,156	2,454,087	—

Treasury Shares, at cost:
Balance at beginning of period	$(48,422)	$—	$—
Class A common shares purchased, at cost	(52,024)	(48,422)	—

Balance at end of period	$(100,446)	$(48,422)	$—

Total shareholders’ equity	$631,993	$836,276	$763,270

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
(In thousands)

Cash flows from operating activities:
Net income (loss)	$(141,560)	$98,917	$99,418
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of debt issuance costs	173	278	248
Amortization and depreciation	1,008	1,010	1,738
Gain on disposal of assets	—	—	(9,413)
Impairments of goodwill and intangible assets	96,449	—	—
Restricted stock and stock option expense	3,415	2,698	4,810
Deferred federal income taxes	(14,944)	(1,561)	8,606
Amortization of bond premium and discount, net	2,638	1,513	2,421
Net realized investment losses (gains)	50,259	(968)	570
Equity in loss (income) of partnerships	3,890	581	(1,026)
Changes in:
Agents’ balances	11,460	21,690	(7,740)
Reinsurance receivable	40,429	262,796	295,654
Unpaid losses and loss adjustment expenses	3,192	(198,773)	(212,214)
Unearned premiums	(78,686)	(54,902)	10,713
Ceded balances payable	9,427	(477)	(6,660)
Other assets and liabilities, net	(5,543)	(5,528)	(4,507)
Contingent commissions	(2,925)	971	(2,432)
Federal income tax (receivable) payable	(19,942)	3,076	(1,558)
Deferred acquisition costs, net	17,771	7,581	(1,201)
Prepaid reinsurance premiums	5,258	9,117	3,353

Net cash provided by (used for) operating activities	(18,231)	148,019	180,780

Cash flows from investing activities:
Proceeds from sale of bonds	222,345	217,367	340,139
Proceeds from sale of equity securities	24,611	34,854	36,882
Proceeds from maturity of bonds	94,060	68,144	134,337
Proceeds from sale of other invested assets	—	—	1,832
Purchase of bonds	(177,732)	(390,365)	(638,475)
Purchase of equity securities	(29,565)	(44,853)	(35,453)
Purchase of other invested assets	(277)	—	(41)
Disposition of subsidiary	—	—	34,300

Net cash provided by (used for) investing activities	133,442	(114,853)	(126,479)

Cash flows from financing activities:
Net proceeds from issuance of common shares	—	1,002	1,000
Borrowings under credit facility	—	22,906	3,827
Repayments of credit facility	—	(24,441)	(5,175)
Proceeds from exercise of stock options	1,041	1,902	4,575
Excess tax benefit (expense) from share-based compensation plan	(91)	406	431
Purchase of Class A common shares	(52,024)	(48,422)	—
Retirement of junior subordinated debentures	(15,464)	(15,464)	—
Retirement of debt	(293)	(479)	(725)

Net cash provided by (used for) financing activities	(66,831)	(62,590)	3,933

Effect of exchange rates on cash and cash equivalents	(97)	—	—

Net change in cash and cash equivalents	48,283	(29,424)	58,234
Cash and cash equivalents at beginning of period	244,321	273,745	215,511

Cash and cash equivalents at end of period	$292,604	$244,321	$273,745

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

The Company offers property and casualty insurance products in the excess and surplus lines marketplace and provides third party facultative reinsurance for writers of excess and surplus and specialty lines of property and casualty insurance. The Company manages its operations by differentiating them into three product classifications: Penn-America, which markets to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia.

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

The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities. The registration of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust I (“Penn Trust I”), was cancelled effective January 15, 2008 as a result of the redemption of its $15.0 million issued and outstanding notes on December 4, 2007. The $15.0 million issued and outstanding notes of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust II (“Penn Trust II”), were redeemed on May 15, 2008. The registration of Penn Trust II was cancelled effective February 2, 2009 as a result of this redemption.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Investments

The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s investments in bonds and stocks are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. In 2008 and 2007, the difference between amortized cost and fair value of these investments, excluding the Company’s convertible bond and preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and preferred stocks is included in income. Prior to 2007, the difference between amortized cost and fair value of these investments, excluding the derivative components of the Company’s convertible bond and convertible preferred stock portfolios, net of the effect of deferred income taxes, was reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The change in the difference between amortized cost and fair value of the options imbedded within the convertible bond and convertible preferred stock portfolios was included in income as a component of net realized investment gains and losses.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) on January 1, 2007. As a result, the changes in the Company’s convertible bond and convertible preferred stock portfolios are included as components of net realized gains and losses. Prior to 2007, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, required that convertible instruments be bifurcated if they were classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in the market value of the underlying security was included as a component of accumulated other comprehensive income, and the change in the value of the derivative component was included in income as a component of net realized investment gains and losses.

At December 31, 2008, the Company held $16.0 million of convertible bonds and $3.1 million of convertible preferred stock. The change in the difference between the amortized cost and the market value of the convertible portfolio is included in income as a component of net realized investments gains (losses). The Company realized a $5.2 million loss, a $2.6 million gain, and a $1.6 million loss for the years ended December 31, 2008, 2007, and 2006, respectively, due to market value changes related to convertibles.

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

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which gives entities the option to measure eligible assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis. See Note 5 for a discussion of the adoption of SFAS 159. The Company’s investments in other invested assets, including investments in several limited partnerships, were valued at $46.7 million and $64.5 million as of December 31, 2008 and 2007, respectively. Of these amounts, $13.9 million and $15.0 million as of December 31, 2008 and 2007, respectively, were comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates,

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The remaining $32.8 million and $49.5 million were related to limited partnerships that invest mainly in securities that are publicly traded. Securities that are held by these partnerships are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of the partnerships at the end of each reporting period; however, the Company is not provided with a detailed listing of the investments held by these partnerships. The Company receives annual audited financial statements from each of the partnerships it owns.

Net realized gains and losses on investments are determined based on the specific identification method.

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

For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed and (5) changes in laws or regulations have affected an issuer or industry. In addition, the Company considers its intent and ability to hold these securities until recovery or maturity.

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

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2008, 2007, and 2006, please see Note 4 below.

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

At December 31, 2008, the Company had approximately $12.1 million of cash and cash equivalents that was 100% invested in U.S. Treasuries and approximately $254.7 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities that includes U.S. Treasuries.

Valuation of Agents’ Balances

The Company evaluates the collectibility of agents’ balances based on a combination of factors. In circumstances in which the Company is aware of a specific agent’s inability to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by the Company’s management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $3.6 million and $3.9 million as of December 31, 2008 and 2007, respectively. For 2008 and 2007, there were net bad debts written off of $0.0 million and $0.6 million, respectively.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. The Company’s annual impairment review of goodwill is performed at December 31. Impairment of goodwill is recognized if the fair value of the reporting unit giving rise to the goodwill is less than its carrying amount. See Note 6 for details concerning the results of the Company’s 2008 impairment testing.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s annual impairment review of other intangible assets that are not deemed to have an indefinite useful life is performed at December 31. Impairment is recognized only if the carrying amount of the intangible asset is considered not to be recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. See Note 6 for details concerning the results of the Company’s 2008 impairment testing.

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

During 2008, the Company increased its uncollectible reinsurance reserve by $3.1 million due to an increase in the Company’s assessment of its risk of collecting from several individual reinsurers. During 2007, the Company decreased its uncollectible reinsurance reserve by $4.4 million due to a reduction in ceded loss reserves, including losses incurred but not reported, as a result of better than expected loss emergence. During 2006, the Company decreased its uncollectible reinsurance reserve by $8.6 million due to (i) an A.M. Best rating upgrade of one of the reinsurers included in the Company’s reserve, (ii) continued collections and reductions of receivables from other reinsurers included in the reserve, and (iii) better than expected loss emergence.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. In accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs for the years ended December 31, 2008, 2007, and 2006 was $108.9 million, $142.2 million, and $145.7 million, respectively. The Company determined that its acquisition costs of $34.7 million as of December 31, 2008 were deemed to be recoverable.

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

Pursuant to FIN 46R, the Company does not consolidate its business trust subsidiaries, which in the aggregate issued $30.0 million of Trust Preferred Securities and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at December 31, 2008 and 2007.

Guaranty Fund Assessments

The U.S. Insurance Subsidiaries are subject to various state guaranty fund assessments, which enable states to provide for the payment of covered claims or meet other insurance obligations from insurance company insolvencies. Each state has enacted legislation establishing guaranty funds and other insurance activity related assessments resulting in a variety of assessment methodologies. Expenses for guaranty fund and insurance-related assessments are recognized when it is probable that an assessment will be imposed, the obligatory event has occurred and the amount of the assessment is reasonably estimable. As of December 31, 2008 and 2007, included in other liabilities in the consolidated balance sheets were $0.8 million and $1.0 million, respectively, of liabilities for state guaranty funds and other assessments. As of December 31, 2008 and 2007, included in other assets in the consolidated balance sheets were $0.4 million and $0.6 million, respectively, of related assets for premium tax offsets or policy surcharges. The related asset is limited to the amount that is determined based upon future premium collections or policy surcharges from policies in force at the balance sheet date.

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

Earnings Per Share

Basic earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average common share equivalents outstanding, which include options and warrants and other equity awards. Basic and diluted per common share and related weighted average number of common share amounts are the same for 2008 since potential common shares were anti-dilutive and excluded from the computation due to the Company’s net loss for the year ended December 31, 2008. See Note 16 for details.

3.	Sale of Agency Assets

On September 30, 2006, the Company sold to Brown & Brown, Inc., an unrelated third party, substantially all of the assets of its Agency Operations. The gain on the sale was $9.4 million, net of applicable taxes of $4.5 million. As part of the sale agreement, 10% of the cash payment was originally held in escrow for a period of up to two years to cover indemnification obligations under the asset purchase agreement. All of that amount has been released as of December 31, 2008. As a result of this sale, the Company has terminated its Agency Operations segment and has classified the results of this segment, including the gain on the sale, as discontinued operations for 2008, 2007, and 2006.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate revenues and pretax income (loss), before and after intercompany eliminations, of discontinued operations were as follows:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Revenues	$—	$332	$31,663
Intercompany eliminations	—	—	(2,459)

Net revenues	$—	$332	$29,204

Pretax income (loss)	$(134)	$(40)	$2,031
Intercompany eliminations	—	88	(1,004)

Net pretax income (loss)	$(134)	$48	$1,027

The following table sets forth the composition of income (loss) from discontinued operations:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Income (loss) from Agency Operations, net of tax	$87	$31	$667
Gain on sale of assets including one-time charges, net of tax	—	—	9,413

Income (loss) from discontinued operations, net of tax	$87	$31	$10,080

4.	Investments

The amortized cost and estimated fair value of investments classified as available for sale were as follows as of December 31, 2008 and 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)

2008
Bonds:
Obligations of states and political subdivisions	$241,457	$5,711	$(4,138)	$243,030
Mortgage-backed and asset-backed securities	548,772	12,180	(15,873)	545,079
U.S. treasury and agency obligations	135,457	17,320	—	152,777
Corporate notes	245,416	2,311	(4,922)	242,805
Other bonds	21,283	—	—	21,283

Total bonds	1,192,385	37,522	(24,933)	1,204,974
Common stock	46,316	4,482	(185)	50,613
Preferred stock	4,665	—	—	4,665

Total	$1,243,366	$42,004	$(25,118)	$1,260,252

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)

2007
Bonds:
Obligations of states and political subdivisions	$210,172	$3,498	$(595)	$213,075
Mortgage-backed and asset-backed securities	656,799	7,082	(2,963)	660,918
U.S. treasury and agency obligations	180,658	6,164	(14)	186,808
Corporate notes	278,216	2,307	(1,586)	278,937
Other bonds	30,594	234	—	30,828

Total bonds	1,356,439	19,285	(5,158)	1,370,566
Common stock	61,032	14,763	(2,001)	73,794
Preferred stock	11,802	218	(137)	11,883

Total	$1,429,273	$34,266	$(7,296)	$1,456,243

The Company did not hold any debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at December 31, 2008 or 2007.

The Company holds several investments in limited partnerships where it owns less than 3% of the limited partnerships. Changes in the value of these partnerships are included in accumulated other comprehensive income as a component of shareholders’ equity. The estimated fair value and cost of these investments are as follows:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Estimated fair value	$39,219	$51,102	$46,629
Cost	19,689	19,412	19,562

Gross unrealized gain	$19,530	$31,690	$27,067

The Company is a limited partner in a high yield fund where it owns more than a 3% interest. Changes in the value of this investment are included in equity in earnings of partnerships on the income statement. The market value and amortized cost of that partnership are as follows:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Estimated fair value	$7,453	$13,437	$14,234
Cost	5,151	5,151	5,151

Gross unrealized gain	$2,302	$8,286	$9,083

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated comprehensive income as of December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
(Dollars in thousands)

Net unrealized gains from:
Partnerships < 3% owned	$19,530	$31,690
Available-for-sale portfolio	16,886	26,970
Foreign currency fluctuations	(97)	—
Deferred taxes	(11,211)	(18,488)

Accumulated other comprehensive income	$25,108	$40,172

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2008:

				Gross Unrealized Losses
			Cost or			Between	Greater
	Number of	Estimated	Amortized		Six Months	Seven Months	than One
	Securities	Fair Value	Cost	Total	or Less	and One Year	Year(1)
(Dollars in thousands)

Bonds	182	$348,505	$373,438	$24,933	$7,032	$10,337	$7,564
Common Stock	6	1,143	1,328	185	135	50	—

				$25,118	$7,167	$10,387	$7,564

(1)	At December 31, 2008, the Company had 35 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities was $55.0 million and $62.6 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.9% of these securities are investment grade.

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2008, concluded the unrealized losses

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 2 (“Summary of Significant Accounting Policies”).

The Company recorded the following other than temporary impairments on its investment portfolio for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Bonds	$13,811	$432	$393
Preferred stock	2,130	—	167
Common stock	16,200	69	143
Other invested assets	—	150	—

Total	$32,141	$651	$703

The Company had approximately $3.5 million and $5.8 million worth of investment exposure through subprime and Alt-A investments as of December 31, 2008 and 2007, respectively. An Alt-A investment is one which is backed by a loan that contains insufficient documentation or background. As of December 31, 2008, approximately $1.2 million of those investments were rated AAA by Standard & Poor’s, $1.8 million were rated BBB- to AA, and $0.5 million were rated BB+. As of December 31, 2007, approximately $3.7 million of those investments were rated AAA by Standard & Poor’s, and the remaining $2.1 million were rated AA or A. Impairments on these investments was $0.5 million and $0.0 million during the year ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company held insurance enhanced municipal bonds of approximately $151.2 million, which represented approximately 9.5% of the Company’s total invested assets. These securities had an average rating of “AA.” Approximately $54.0 million of these bonds are pre-refunded with U.S. treasury securities, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $97.2 million of insurance enhanced municipal bonds, $33.1 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in millions)	with	without
Rating	Insurance	Insurance

AAA	$2.5	$—
AA	20.8	5.5
A	2.4	19.2
BBB	7.4	4.8
Rating Not Available	—	3.6

Total	$33.1	$33.1

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, is as follows:

			Exposure Net of
(Dollars in millions)		Pre-refunded	Pre-refunded
Financial Guarantor	Total	Securities	Securities

Ambac Financial Group	$24.2	$9.2	$15.0
Assured Guaranty Corp	0.4	—	0.4
Financial Guaranty Insurance Company	23.3	8.5	14.8
Financial Security Assurance, Inc.	51.4	17.1	34.3
Municipal Bond Insurance Association	51.9	19.2	32.7

Total	$151.2	$54.0	$97.2

As of December 31, 2008, the Company also held unrated insurance enhanced asset-backed securities with a market value of approximately $3.0 million, which represented approximately 0.2% of the Company’s total invested assets. The financial guarantors of the Company’s $3.0 million of insurance enhanced asset-backed securities include Financial Guaranty Insurance Company ($1.4 million) and the Municipal Bond Insurance Association ($1.6 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2008.

The amortized cost and estimated fair value of bonds classified as available for sale at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
(Dollars in thousands)

Due in one year or less	$49,367	$49,303
Due after one year through five years	282,515	287,273
Due after five years through ten years	193,153	202,482
Due after ten years through fifteen years	70,147	73,108
Due after fifteen years	48,431	47,729
Mortgage-backed securities	548,772	545,079

	$1,192,385	$1,204,974

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net realized investment gains (losses) on the sale of investments for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Bonds:
Gross realized gains	$2,553	$2,573	$894
Gross realized losses	(26,003)	(2,573)	(3,368)

Net realized losses	(23,450)	—	(2,474)

Common stock:
Gross realized gains	1,972	3,417	1,526
Gross realized losses	(18,513)	(1,645)	(1,535)

Net realized gains (losses)	(16,541)	1,772	(9)

Preferred stock:
Gross realized gains	—	431	4
Gross realized losses	(10,268)	(1,085)	(337)

Net realized losses	(10,268)	(654)	(333)

Other invested assets:
Gross realized gains	—	—	2,419
Gross realized losses	—	(150)	(173)

Net realized gains (losses)	—	(150)	2,246

Total net realized investment gains (losses)	$(50,259)	$968	$(570)

Proceeds from the sales of bonds classified as available-for-sale resulting in net realized investment gains (losses) for the years ended December 31, 2008, 2007, and 2006 were $222.3 million, $217.4 million, and $340.1 million, respectively.

Proceeds from the sales of equity securities classified as available-for-sale resulting in net realized investment gains (losses) for the years ended December 31, 2008, 2007 and 2006 were $24.6 million, $34.9 million, and $36.9 million, respectively.

The sources of net investment income for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Bonds	$63,223	$65,778	$57,310
Preferred and common stocks	3,059	2,365	2,170
Cash and cash equivalents	6,529	14,855	9,096
Other	—	395	3,864

Total investment income	72,811	83,393	72,440
Investment expense	(4,981)	(6,052)	(5,902)

Net investment income	$67,830	$77,341	$66,538

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was one non-income producing bond with an estimated fair value of $0.5 million as of December 31, 2006. In 2007, the estimated fair value of this bond was written down to $0.0 million.

The Company’s total investment return (loss) on an after-tax basis for the 2008, 2007, and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Net investment income	$55,689	$62,250	$54,475

Net realized investment gains (losses)	(34,142)	621	(425)
Net equity in net income (loss) of partnerships	(3,890)	(581)	1,026
Net unrealized investment gains (losses)	(14,969)	17,592	13,109

Net investment gains (losses)	(53,001)	17,632	13,710

Total investment return	$2,688	$79,882	$68,185

Total investment return %	0.2%	4.7%	4.4%

Average investment portfolio(1)	$1,682,316	$1,710,658	$1,537,889

(1)	Average of total cash and invested assets as of the beginning and ending of the period.

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of December 31, 2008 and December 31, 2007:

	Estimated Fair Value
	December 31,	December 31,
	2008	2007
(Dollars in thousands)

On deposit with governmental authorities	$44.3	$41.5
Intercompany trusts held for the benefit of U.S. policyholders	631.2	761.5
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5.9	6.2

Total	$681.4	$809.2

5.	Fair Value Measurements

As stated in Note 2, the Company adopted SFAS 159, which gives entities the option to measure eligible assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, with the change in fair value recorded in earnings. The Company elected to apply the fair value option within its limited partnership investment portfolio to those investments where the Company owns more than a 3% interest. The fair value of these investments was $7.5 million as of December 31, 2008. This limited partnership invests mainly in securities that are publicly traded. Securities that are held by the partnership are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of the partnership at the end of each reporting period; however, the Company is not provided with a detailed listing of the investments held by the partnership. Accordingly, this investment is classified as level 3 within the SFAS 157 fair value hierarchy.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS 159 has not had any impact on the Company’s consolidated financial condition or results of operations since the securities for which SFAS 159 was elected are already reported at fair value and the change in the value of the investment is included in income.

During the year ended December 31, 2008, the Company recognized a loss, net of taxes, of $3.9 million due to changes in the value of this investment. This loss is reflected on the Consolidated Statement of Operation as equity in net income (loss) of partnerships, net of taxes.

The fair value option was not elected for the Company’s investments in limited partnerships with less than a 3% ownership interest.

The Company also adopted SFAS 157, effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of SFAS 157. Therefore, the implementation of SFAS 157 has not had any impact on the Company’s consolidated financial condition or results of operations. The implementation of SFAS 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
(Dollars in thousands)

Bonds:
Obligations of state and political subdivision	$—	$243,030	$—	$243,030
Mortgage-backed and asset-backed securities	—	545,079	—	545,079
U.S. Treasury and agency obligations	75,460	77,317	—	152,777
Corporate notes	—	242,805	—	242,805
Other bonds	—	21,283	—	21,283

Total bonds	75,460	1,129,514	—	1,204,974
Preferred shares	1,813	2,852	—	4,665
Common shares	50,613	—	—	50,613
Other invested assets	—	—	46,672	46,672

Total invested assets	$127,886	$1,132,366	$46,672	$1,306,924

The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for 2008:

	Fair Value Measurements
	Using Level 3 Inputs
		Other
		Invested
	Bonds	Assets	Total
(Dollars in thousands)

2008
Beginning balance at January 1, 2008	$2,376	$64,539	$66,915
Total gains (losses) (realized/unrealized):
Included in equity in net income (loss) of partnership	—	(5,984)	(5,984)
Included in accumulated other comprehensive income	(55)	(12,160)	(12,215)
Purchases	—	277	277
Sales	(554)	—	(554)
Transfers out of Level 3	(1,767)	—	(1,767)

Ending balance at December 31, 2008	$—	$46,672	$46,672

Losses for 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2008	$—	$(5,984)	$(5,984)

The securities classified as Level 3 in the above table consist of $46.7 million related to our limited partnership investments. Of this amount, $13.9 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The remaining $32.8 million was related to limited partnerships that invest mainly in securities that are publicly traded. However, since we do not have the ability to see the invested asset composition of these limited partnerships on a daily basis, we have classified these investments within the Level 3 category.

For our fixed maturity and equity securities, which are valued as level 1 or level 2 in the SFAS 157 fair value hierarchy, our primary investment manager (the “Investment Manager”), receives prices from multiple sources, selects the most appropriate source for each of the Company’s securities, and provides the Company with one price for each of its securities which are non-binding.

The Investment Manager contracts with several vendors to provide investment pricing, but for each individual security, uses only one vendor at a time. The Investment Manager initially selects the vendor whose pricing of a security on the date of purchase is the most appropriate compared to the execution price for the security. The Investment Manager’s pricing committee (the “Pricing Committee”) then meets prior to each month end to examine the pricing data for each security. If the period over period vendor’s price for the security is outside of acceptable tolerance levels, the Pricing Committee will examine the pricing data of the other vendors for that security. As part of this process, the Pricing Committee may ask the Investment Manager’s traders for input as to which vendor is providing prices that the traders believe are reflective of fair value for the security. The Pricing Committee may also discuss the pricing variance with the vendor. Following this process, the Pricing Committee may decide to select a different vendor to price the security if it believes that vendor’s pricing is more reflective of the security’s value than the original vendor’s pricing. If a price cannot be obtained from a pricing vendor, the Pricing Committee will solicit prices from brokers. A negligible amount of securities in the Company’s portfolio requires broker pricing.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Pricing Committee then meets monthly to, among other things:

(1) select the vendor that will provide pricing for each new security purchased during that month;

(2) review and approve any pricing sources changed during month end pricing;

(3) review the established pricing tolerance for month-end valuations;

(4) review any securities for which valuations had not been obtained;

(5) review and approve all price changes exceeding the established pricing tolerance, all securities having negative yields and all securities with unchanged valuations for more than two month over month periods;

(6) review all buy/sell trades versus recorded vendor/broker supplied valuations;

(7) review and approve all month-end valuations;

(8) approve any required amendments to the pricing procedures; and

(9) confirm that pricing and supporting documentation was appropriately filed.

In addition to the Investment Manager’s pricing validation process described above, the Company performs certain procedures to validate whether the pricing information received from the Investment Manager is reasonable, to ensure that the fair value determination is consistent with SFAS 157, Fair Value Measurements, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:

(1) Examining market value changes on an overall portfolio basis to determine if the market value reported by the Investment Manager appears reasonable. Duration of the portfolio and changes to benchmark yields are compared to the market value change reported by the Investment Manager to make this determination. The Company does not validate pricing at the individual security level.

(2) Reviewing periodic reports provided by the Investment Manager that provides information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed.

(3) Understanding and periodically evaluating the various pricing methods and procedures used by our Investment Manager to ensure that investments are properly classified within the fair value hierarchy.

During the year ended December 31, 2008, the Company has not needed to adjust quotes or prices obtained from the Investment Manager.

6.	Goodwill and Intangible Assets

During 2008, the Company performed impairment reviews of goodwill and other indefinite lived assets during the second and third quarters of 2008 due to a reduction in the market value of the Company’s Class A common shares and a decline in the gross written premium of the Penn-America Group and concluded that goodwill and other indefinite lived assets were not impaired at those times. However, the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 noted that if the gross written premium of the Penn-America Group declined below its then current annualized level or if the market value of the Company’s Class A common shares continued to decline, impairment of goodwill that was associated with the Company’s 2005 merger with the Penn-America Group might be necessary.

During the fourth quarter of 2008, the gross written premium of the Penn-America Group declined, and the Company’s and certain of its competitors’ market values continued to decline, indicating that goodwill and other indefinite lived assets might be impaired. After further testing, the Company concluded that impairment of goodwill

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and partial impairment of the intangible assets related to the merger with Penn-America Group, Inc. was necessary. As a result, the Company recorded an impairment charge of $92.2 million, net of tax, in the fourth quarter of 2008 related to the Company’s 2005 merger with the Penn-America Group. The impairment charge of $92.2 million is comprised of a goodwill impairment of $84.3 million, an impairment of intangible assets with a definite life of $11.4 million pre-tax, $7.4 million after-tax, and an impairment of intangible assets with an indefinite life of $0.8 million pre-tax, $0.5 million after tax. An overview of the testing conducted during the fourth quarter of 2008 is as follows:

Goodwill

Goodwill is tested for impairment using a two-step process. The first step is to determine if there is an impairment based on the estimated fair value of the reporting unit compared to the carrying value of the business unit, and the second step, which is only required if step one yields a business unit carrying value that is greater than the fair value of the business unit, is to determine the amount of the impairment loss, which is equal to the excess carrying value over the implied fair value of the goodwill of the reporting unit giving rise to the goodwill.

In performing step one of the goodwill impairment test during the fourth quarter of 2008, the Company used two approaches to estimate the fair value of the Penn-America business unit: 1) a market capitalization approach that allocated a portion of the Company’s total market capitalization to each of its business units; and 2) a discounted cash flow approach that estimated fair value as the present value of estimated future cash flows. Under each approach, the carrying value of the Penn-America business unit exceeded the estimated fair value, indicating that step two of the goodwill impairment test was required.

In the market capitalization approach, the Company allocated its market capital value as of December 31, 2008 based on a return on equity approach.

In the discounted cash flow approach, the Company projected the financial results of the Penn-America reporting unit and discounted the projection using a discount factor of 16.0%. The discount factor was based on the weighted average cost of capital for the insurance industry of 15.9% as calculated from empirical data for market participants and other relevant sources as prepared by an independent valuation firm. The discounted cash flow approach also assumed a 5.0% annual increase in net premiums written, a loss ratio declining from 62.2 to 57.7 over the next six years, an equity to net premium written ratio of 1:1, and that an investment income return of 5.25% would be attainable in future periods.

Step two of the goodwill impairment test, which determines the amount of the impairment loss, required the Company to determine the fair value of each asset and liability and to compare those values to the implied fair value of the reporting unit to determine the amount of goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Step two of the goodwill impairment test indicated the fair value of the Penn-America reporting unit was less than the amounts assigned to the assets and liabilities of the reporting unit, demonstrating that the entire amount of the Penn-America goodwill was impaired.

A rollforward of goodwill is as follows:

(Dollars in thousands)

Balance at December 31, 2005(1)	$101,854
Sale of Agency Operations’ assets	(17,006)
Adjustment to transaction costs related to merger with Penn-America Group, Inc.	(602)

Balance at December 31, 2006 and 2007	84,246
Impairment	(84,246)

Balance at December 31, 2008	$—

(1)	— Goodwill of $84,848 related to merger with Penn-America Group, Inc. and $17,006 related to the purchase of Penn Independent Corporation.

There were no changes to goodwill during 2007.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with indefinite lives

For intangible assets with indefinite lives, the impairment test consists of a comparison of the fair value of an intangible asset to its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company’s intangible assets with indefinite lives are the Penn-America state insurance licenses and trade name, each having a pre-impairment carrying value of $5.0 million.

The Company worked with an independent valuation firm to determine the fair value of the intangible assets with indefinite lives. The valuation firm relied on the market approach to value the state licenses, which considers transactions for similar assets to determine value. The valuation firm appraised the state insurance licenses at a value higher than the carrying value of $5.0 million, which demonstrated there was no impairment. The valuation firm used the relief from royalty method to determine the fair value of the Penn-America trade name. The relief from royalty method calculates the present value of savings resulting from the right to manufacture or sell products that incorporate the intangible asset(s) without having to pay a license fee for its use. This method is commonly used to value trademarks, patents, developed technology, and base (core) technology. The assumed royalty rate under this approach was 0.5%, which yielded an estimated value of the trade name in the amount of $4.2 million, indicating that there was an impairment of $0.8 million pre-tax and $0.5 million after tax.

Intangible assets with definite lives

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that intangible assets with definite lives are to be tested for impairment whenever events or changes in circumstances indicate that its carrying amount exceeds fair value and the carrying amount is not be recoverable.

Impairment of indefinite lived intangible asset is the condition that exists when the carrying amount of an intangible asset with an indefinite life exceeds its fair value and is not recoverable. The carrying value of an intangible asset is not recoverable if it exceeds the sum of future undiscounted cash flows expected to result from the use and disposition of the asset.

The Company’s intangible assets with definite lives pertain to the Penn-America Group agency relationships that were in force at the time of the merger and internally developed software. The Company determined that the forecasted undiscounted cash flows related to the customer relationships, net of a capital charge equal to 16.0% of required capital, were negative, and therefore there was no value to the agency relationships. As a result, the Company recorded an impairment charge of $11.4 million pretax and $7.4 million after-tax, which was the total value of the agency relationships. The internally developed software related to the Penn-America Group does not directly generate cash flows; therefore, the Company worked with the independent valuation firm to determine the fair value of the software. The valuation firm used the cost approach, which estimates the cost to replicate the software, to determine the fair value of the internally developed software. The software was valued at $0.3 million, which is greater than the carrying value of $0.1 million, indicating there was no impairment.

The following tables present details of the Company’s intangible assets as of December 31, 2008:

(Dollars in thousands)			Accumulated	Impairment
Description	Useful Life	Cost	Amortization	Charge	Net Value

Agency relationships	16 years	$15,012	$3,609	$11,403	$—
Trade names	Indefinite	5,000	—	800	4,200
State insurance licenses	Indefinite	5,000	—	—	5,000
Software technology	5 years	400	291	—	109

		$25,412	$3,900	$12,203	$9,309

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present details of the Company’s intangible assets as of December 31, 2007:

(Dollars in thousands)			Accumulated
Description	Useful Life	Cost	Amortization	Net Value

Agency relationships	16 years	$15,012	$2,673	$12,339
Tradenames	Indefinite	5,000	—	5,000
State insurance licenses	Indefinite	5,000	—	5,000
Software technology	5 years	400	219	181

		$25,412	$2,892	$22,520

Amortization expense related to the Penn-America Group, Inc. merger for the years ended December 31, 2008, 2007, and 2006 was $1.0 million, $1.0 million, and $1.0 million, respectively. Amortization expense related to the Penn Independent Corporation acquisition for the years ended December 31, 2008, 2007, and 2006 was $0.0 million, $0.0 million, and $0.5 million, respectively. Remaining amortization of the intangible assets is expected to be $0.07 million in 2009 and $0.04 million in 2010.

7.	Reinsurance

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

At December 31, 2008 and 2007, the Company carried reinsurance receivables of $679.3 million and $719.7 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million and $17.5 million at December 31, 2008 and 2007, respectively. The allowance for uncollectible reinsurance receivables was $13.7 million and $10.5 million at December 31, 2008 and 2007, respectively. The change is primarily due to an increase in the Company’s assessment of its risk of collecting from several individual reinsurers.

During 2008 and 2007, the Company’s reinsurance receivables and related unpaid losses and loss adjustment expenses were decreased by $40.4 million and $262.8 million, respectively. Of these amounts, an increase of $12.4 million in 2008 and a decrease of $147.1 million in 2007 were due to the Company’s review of unpaid loss and loss adjustment expenses, and the remainder was due to the payment of losses in the ordinary course of business. At the Wind River Acquisition date, discounts and risk margins were applied to reinsurance receivables related to ceded loss reserves. During 2007, the Company decreased its discount and risk margin purchase adjustment by $1.0 million due to (1) reductions in ceded loss reserves that existed as of the Wind River Acquisition date and (2) decreases to the amount of discount due to the passage of time. This adjustment equally affected reinsurance receivables and loss reserves and had no impact on the net income of the Company during 2007. There was no such adjustment in 2008.

At December 31, 2008 and 2007, the Company held collateral securing its reinsurance receivables of $477.1 million and $520.8 million, respectively. Prepaid reinsurance premiums were $24.0 million and $29.2 million at December 31, 2008 and 2007, respectively. Reinsurance receivables, net of collateral held, were $202.2 million and $198.9 million at December 31, 2008 and 2007, respectively.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2008, 2007, and 2006, the Company recorded the following ceded amounts:

	Years Ended December 31,
	2008		2007		2006
(Dollars in thousands)

Earned premium	$74,877		$81,691		$95,784
Commissions	13,253		15,482		22,240
Incurred losses	77,843	(1)	(107,748	)(2)	(55,901	)(3)

(1)	The Company increased gross and ceded loss and loss adjustment expenses related to prior accident year by $47.3 million and $12.4 million, respectively, in 2008.

(2)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior accident years by $176.2 million and $147.1 million, respectively, in 2007.

(3)	The Company reduced gross and ceded loss and loss adjustment expenses related to prior accident years by $114.1 million and $107.1 million, respectively, in 2006.

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

During the 2008, the Company ceded losses and loss adjustment expenses of $36.1 million due to Hurricane Ike, which occurred in September 2008. The Company recognized an additional $3.0 million of ceded written and earned premiums under its catastrophe reinsurance treaty as a result of the reinstatement of limits.

Property Excess of Loss — On January 1, 2008, the Company renewed its property excess of loss treaty. The Company’s retention remained unchanged at $1.0 million per risk. The Company’s property treaty covers losses of $14.0 million in excess of $1.0 million per risk.

Effective January 1, 2009, the Company renewed its property excess of loss treaty, retaining a $1.0 million per risk retention. The Company’s property treaty continues to cover losses of $14.0 million in excess of $1.0 million per risk.

Professional Liability Excess of Loss — On January 1, 2008, the Company renewed its professional liability excess of loss treaty. The Company’s retention remained unchanged at $0.5 million per occurrence. The Company’s professional liability excess of loss treaty through 2008 had limits of $9.5 million in excess of $0.5 million.

On January 1, 2009, the Company renewed its professional liability excess of loss treaty. The Company’s has increased its retention for professional liability to $1.0 million per occurrence. Additionally, the company has reduced the total amount of reinsurance it buys in excess of the $1.0 million retention per occurrence to $4.0 million. This change was due to the fact that the Company did not need the capacity. The Company’s professional liability excess of loss treaty now has limits of $4.0 million in excess of $1.0 million.

General Liability Excess of Loss — On May 1, 2008, the Company renewed its general liability excess of loss treaty. The Company’s retention on this treaty, not including loss adjustment expenses which are allocated in

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proportion to losses retained and ceded, remained unchanged at $0.75 million per occurrence. The Company’s general liability excess of loss treaty has limits of $2.25 million in excess of $0.75 million per occurrence.

There were no other significant changes to any of the Company’s other reinsurance treaties during 2008.

As of December 31, 2008, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following groups of reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

	Reinsurance	A.M. Best Ratings
	Receivables	(As of December 31, 2008)
(Dollars in thousands)

Munich Group	$57.1	A+
Gen Re Group	35.2	A++
Swiss Re Group	23.8	A+
Hartford Fire Insurance Company	22.6	A+

	$138.7

The effect of reinsurance on premiums written and earned is as follows:

	Written	Earned
(Dollars in thousands)

For the year ended December 31, 2008:
Direct business	$353,168	$429,164
Reinsurance assumed	25,532	28,221
Reinsurance ceded	(69,620)	(74,877)

Net premiums	$309,080	$382,508

For the year ended December 31, 2007:
Direct business	$536,868	$605,316
Reinsurance assumed	26,244	12,698
Reinsurance ceded	(72,577)	(81,691)

Net premiums	$490,535	$536,323

For the year ended December 31, 2006:
Direct business	$652,448	$639,878
Reinsurance assumed	517	2,375
Reinsurance ceded	(92,430)	(95,784)

Net premiums	$560,535	$546,469

8.	Income Taxes

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the Insurance Operations, for the years ended December 31, 2008, 2007, and 2006 were as follows:

Year Ended December 31, 2008:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$178,310	$353,130	$(152,740)	$378,700

Net premiums written	$156,341	$152,739	$—	$309,080

Net premiums earned	$195,421	$187,087	$—	$382,508
Net investment income	41,157	45,113	(18,440)	67,830
Net realized investment gains (losses)	(4,215)	(46,119)	75	(50,259)

Total revenues	232,363	186,081	(18,365)	400,079
Losses and Expenses:
Net losses and loss adjustment expenses	151,643	153,531	—	305,174
Acquisition costs and other underwriting expenses	83,540	59,227	—	142,767
Corporate and other operating expenses	9,168	4,884	—	14,052
Interest expense	—	27,097	(18,440)	8,657
Impairments of goodwill and intangible assets	—	96,449	—	96,449

Loss before income taxes	$(11,988)	$(155,107)	$75	$(167,020)

Year Ended December 31, 2007:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$271,120	$536,835	$(244,843)	$563,112

Net premiums written	$257,105	$233,430	$—	$490,535

Net premiums earned	$271,065	$265,258	$—	$536,323
Net investment income	44,305	51,513	(18,477)	77,341
Net realized investment gains (losses)	(23)	1,024	(33)	968

Total revenues	315,347	317,795	(18,510)	614,632
Losses and Expenses:
Net losses and loss adjustment expenses	149,803	149,438	—	299,241
Acquisition costs and other underwriting expenses	102,223	72,501	(543)	174,181
Corporate and other operating expenses	9,044	2,471	176	11,691
Interest expense	—	29,849	(18,477)	11,372

Income before income taxes	$54,277	$63,536	$334	$118,147

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$266,849	$652,914	$(266,798)	$652,965

Net premiums written	$266,841	$293,694	$—	$560,535

Net premiums earned	$258,233	$288,236	$—	$546,469
Net investment income	37,754	47,224	(18,440)	66,538
Net realized investment gains (losses)	(157)	(511)	98	(570)

Total revenues	295,830	334,949	(18,342)	612,437
Losses and Expenses:
Net losses and loss adjustment expenses	149,764	154,591	—	304,355
Acquisition costs and other underwriting expenses	94,289	81,057	(1,660)	173,686
Corporate and other operating expenses	8,536	6,736	1,243	16,515
Interest expense	—	29,833	(18,440)	11,393

Income before income taxes	$43,241	$62,732	$515	$106,488

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company’s loss before income taxes in 2008 of $167.0 million is comprised of loss of $12.0 million from its foreign operations and loss of $155.0 million from its United States operations. The Company’s income before income taxes in 2007 of $118.1 million is comprised of income of $54.3 million from its foreign operations and income of $63.8 million from its United States operations. The Company’s income before income taxes in 2006 of $106.5 million is comprised of income of $43.2 million from its foreign operations and income of $63.2 million from its United States operations.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2008		2007		2006
		% of Pre-		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
(Dollars in thousands)

Expected tax provision at weighted average	$(54,182)	(32.4)%	$22,434	19.0%	$22,359	21.0%
Adjustments:
Tax exempt interest	(2,994)	(1.8)	(2,462)	(2.1)	(4,011)	(3.8)
Dividend exclusion	(653)	(0.4)	(476)	(0.4)	(455)	(0.4)
Impairment of goodwill	29,486	17.7	—	—	—	—
Other	(920)	(0.6)	(816)	(0.7)	283	0.3

Actual taxes (benefits) on continuing operations	$(29,263)	(17.5)%	$18,680	15.8%	$18,176	17.1%

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized tax expense on discontinued operations of $0.05 million, $0.02 million and $4.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The effective income tax benefit rate for 2008 was 17.5%, compared with an effective income tax expense rate of 15.8% for 2007 and 17.1% for 2006. The Company intends to carry back the net operating loss and net realized investment losses incurred in 2008. The effective rate differed from the weighted average expected income tax benefit rate of 32.4% for 2008 primarily due to investments in tax-exempt securities and the impairments of goodwill and intangible assets. The effective rates differed from the weighted average expected income tax expense rates of 19.0% and 21.0% for 2007 and 2006, respectively, primarily due to investments in tax-exempt securities.

The following table summarizes the components of income tax expense:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Current income tax expense:
Foreign and U.S. Federal	$(14,319)	$20,241	$9,570
Deferred income tax expense (benefit):
U.S. Federal	(14,944)	(1,561)	8,606

Total income tax expense	$(29,263)	$18,680	$18,176

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2008 and 2007 are presented below:

	2008	2007
(Dollars in thousands)

Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$21,520	$24,766
Unearned premiums	4,340	6,744
Depreciation and amortization	(233)	308
Partnership K1 basis differences	8,549	6,497
Investment impairments	11,707	2,082
Stock options	2,021	1,910
Losses on securities	1,905	99
Other	3,332	3,126

Total deferred tax assets	53,141	45,532

Deferred tax liabilities:
Intangible assets	3,259	7,882
Unrealized gain on securities available-for-sale and less than 3% owned investments in partnerships included in accumulated other comprehensive income	11,210	18,488
Gain on partnerships greater than 20% owned	806	2,900
Investment basis differences	1,771	2,485
Deferred acquisition costs	2,304	4,602
Other	1,259	956

Total deferred tax liabilities	20,609	37,313

Total net deferred tax assets	$32,532	$8,219

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2008 and 2007.

As a result of the 2008 capital loss carryback and net operating loss carryback, the Company has an alternative minimum tax credit carryforward of $0.8 million as of December 31, 2008, which can be carried forward indefinitely.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $3.1 million and $3.6 million as of December 31, 2008 and 2007, respectively.

If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits decreased $0.5 million during 2008 due to the expiration of the IRS statute of limitations on the Company’s 2003 and 2004 federal income tax returns. As a result, the effective income tax rate was reduced by 0.5% during 2008.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2008, the Company has recorded $0.3 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2008		2007		2006
(Dollars in thousands)

Unpaid losses and loss adjustment expenses at beginning of period	$1,503,237		$1,702,010		$1,914,224
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	702,353		966,668		1,274,933

Net balance at beginning of period	800,884		735,342		639,291
Incurred losses and loss adjustment expenses related to:
Current year	270,242		328,346		319,927
Prior years	34,932	(1)	(29,105	)(2)	(15,572	)(3)

Total incurred losses and loss adjustment expenses	305,174		299,241		304,355

Paid losses and loss adjustment expenses related to:
Current year	58,435		73,923		62,928
Prior years	211,785		159,776		145,376

Total paid losses and loss adjustment expenses	270,220		233,699		208,304

Net balance at end of period	835,838		800,884		735,342
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	670,591		702,353		966,668

Unpaid losses and loss adjustment expenses at end of period	$1,506,429		$1,503,237		$1,702,010

(1)	In 2008, the Company increased its prior accident year loss reserves by $31.8 million and increased its allowance for uncollectible reinsurance by $3.1 million. The loss reserves increase of $31.8 million consisted of increases of $15.3 million in our general liability lines and $18.3 million in our professional liability lines, offset by reductions of $1.2 million in our property lines and $0.6 million in our umbrella lines. The increase to the general liability lines consisted of increases of $20.4 million related to accident years 2006, 2007, and 2001 and prior, offset by reductions of $5.1 million related to accident years 2002 through 2005. The increase to the professional liability lines consisted of increases of $20.3 million related to accident years 2006 and 2007, offset by reductions of $2.0 million related to accident years 2005 and prior. The reduction in property lines consisted of reductions of $2.6 million related to accident years 2007 and 2003 and prior, offset by increases of $1.4 million related to accident years 2004 through 2006. The reduction in umbrella lines was primarily related to accident years 2004 and prior.

(2)	In 2007, the Company reduced its prior accident year loss reserves by $24.7 million and reduced its allowance for uncollectible reinsurance by $4.4 million. The loss reserves reduction of $24.7 million consisted of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for unallocated loss adjustment expenses and asbestos and environmental.

(3)	In 2006, the Company reduced its prior accident year loss reserves by $7.0 million and reduced its allowance for uncollectible reinsurance by $8.6 million. The loss reserves reduction of $7.0 million consisted of reductions related to accident years 2005 and prior in our property lines related to construction defect losses, as well as primary general liability, umbrella and excess, and asbestos and environmental.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. Management believes its reserves for CD claims ($58.1 million and $49.3 million as of December 31, 2008 and 2007, net of reinsurance, respectively) are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to asbestos & environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2008, 2007, and 2006 were IBNR reserves of $31.8 million, $21.5 million, and $10.9 million, respectively, and case reserves of approximately $5.2 million, $8.7 million, and $6.1 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Gross reserve for A&E losses and loss adjustment expenses — beginning of period	$65,116	$48,274	$52,626
Plus: Incurred losses and loss adjustment expenses — case reserves	6,592	11,519	2,228
Plus: Incurred losses and loss adjustment expenses — IBNR	1,469	9,719	(3,780)
Less: Payments	12,576	4,396	2,800

Gross reserves for A&E losses and loss adjustment expenses — end of period	$60,601	$65,116	$48,274

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Net reserve for A&E losses and loss adjustment expenses — beginning of period	$30,144	$17,078	$20,616
Plus: Incurred losses and loss adjustment expenses — case reserves	4,150	4,242	1,258
Plus: Incurred losses and loss adjustment expenses — IBNR	7,988	10,562	(3,866)
Less: Payments	5,356	1,738	930

Net reserves for A&E losses and loss adjustment expenses — end of period	$36,926	$30,144	$17,078

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during the third quarter of 2007 to reflect its best estimate of A&E exposures. One of the Company’s insurance companies was recently dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

As of December 31, 2008, 2007, and 2006, the survival ratio on a gross basis for the Company’s open A&E claims was 9.2 years, 8.2 years, and 5.0 years, respectively. As of December 31, 2008, 2007, and 2006, the survival ratio on a net basis for the Company’s open A&E claims was 13.8 years, 6.3 years, and 3.0 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a non-GAAP financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

10.	Debt

Debt consisted of the following as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

6.22% guaranteed senior notes of United America Indemnity Group due July 2015	$90,000	$90,000
Three-month LIBOR plus 4.10% junior subordinated debentures of PAGI due May 2033	—	15,464
Three-month LIBOR plus 4.05% junior subordinated debentures of AIS due September 2033	10,310	10,310
Three-month LIBOR plus 3.85% junior subordinated debentures of AIS due October 2033	20,619	20,619
Loans payable, due 2012 to 2013, stated interest up to 4.5%	916	1,209

Total debt	$121,845	$137,602

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Junior Subordinated Debentures

On December 4, 2007, the Company redeemed all of the $15.0 million issued and outstanding notes of Penn-America Statutory Trust I (“Penn Trust I”), and the fixed rate interest rate swap on these notes that locked the interest at an annual rate of 7.4% expired. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of Penn-America Group, Inc. (“PAGI”), which were the sole assets of Penn Trust I, were also redeemed. The registration of Penn Trust I was cancelled effective January 15, 2008.

On May 15, 2008, we redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which are the sole assets of Penn Trust II, were also redeemed. The registration of Penn Trust II was cancelled effective February 2, 2009.

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

The Company’s wholly owned business trust subsidiaries, UNG Trust I and UNG Trust II, are not consolidated pursuant to FIN 46R. These business trust subsidiaries have issued $30.0 million in floating rate capital securities and $0.9 million of floating rate common securities. The sole assets of the business trust subsidiaries are $30.9 million of the Company’s junior subordinated debentures, which have the same terms with respect to maturity, payments and distributions as the floating rate capital securities and the floating rate common securities.

Revolving Credit Facility

During 2002, the Company established a $25.0 million Revolving Credit Facility with a financial institution. Interest is payable monthly at LIBOR plus 65 basis points or the Prime Rate. The Revolving Credit Facility was converted to a Demand Discretionary Facility in February 2003. As of December 31, 2008, there was no balance due in connection with this credit facility. The financial institution that is providing this credit facility has temporarily precluded the Company from drawing on the line.

Notes Payable

Notes payable and term loans assumed through the acquisition of Penn Independent Corporation consisted of a $2.5 million revolving line of credit, bearing interest at the bank’s prime rate less 1.25% payable monthly. During September 2007, all amounts due on the line were paid, and the line was terminated. Interest expense resulting from the line of credit was $0.02 million and $0.2 million for 2007 and 2006, respectively.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Payable

Loans payable of $0.9 million and $1.2 million as of December 31, 2008 and 2007 were comprised of a loan payable to a former minority shareholder. The current portion of these loans that will be payable in 2009 is $0.3 million. Interest expense related to loans payable was $0.03 million, $0.05 million, and $0.1 million for 2008, 2007, and 2006, respectively.

11.	Related Party Transactions

As of December 31, 2008, Fox Paine & Company beneficially owns shares having approximately 88.1% of the Company’s total outstanding voting power. Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors. The Company’s Chairman is a member of Fox Paine & Company. In addition, another director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company directly reimbursed Fox Paine & Company $0.1 million, $0.3 million, and $0.1 million during 2008, 2007, and 2006, respectively, for expenses incurred in providing management services.

At December 31, 2008 and 2007, Wind River Reinsurance was a limited partner in the Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $6.8 million and $5.6 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the Company had an unfunded capital commitment of $3.8 million to the partnership.

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

In November 2008, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company pursuant to the Management Agreement. The management fees cover the period from September 5, 2008 through September 4, 2009 and will be recognized ratably over that period. In November 2007, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company. The management fees covered the period from September 5, 2007 through September 4, 2008 and were recognized ratably over that period. In November 2006, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company. The management fees covered the period from September 5, 2006 through September 4, 2007 and were recognized ratably over that period. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2008, 2007, and 2006, the Company paid $1.1 million, $1.3 million, and $0.2 million, respectively, to Cozen O’Connor for legal services rendered. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

The Company paid $0.2 million, $0.9 million, and $0.5 million in 2008, 2007, and 2006, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”). Validus was a participant on the Company’s $100.0 million in excess of $10.0 million, $30.0 million in excess of $30.0 million, and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties, all of which expired on May 31, 2007. No losses were ceded by the Company under these treaties

Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Years Ended December 31,
	2008	2007
(Dollars in thousands)

Ceded written premium	$10,634	$10,762
Ceded losses	8,075	1,893

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

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2008, 2007, and 2006 were $3.7 million, $3.6 million, and $3.5 million, respectively. At December 31, 2008, future minimum payments under non-cancelable operating leases were as follows:

(Dollars in thousands)

2009	$3,446
2010	3,334
2011	3,242
2012	3,219
2013 and thereafter	3,793

Total	$17,034

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

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. United National believes that it also is entitled to prejudgment interest, which, if the court agrees, could increase the judgment to in excess of $33.0 million. If United National is successful in being awarded the prejudgment interest, United National would expect to net, after payment of attorneys fees and other expenses, between $20.0 million and $22.0 million. AON has announced its intention to appeal the verdict. United National does not intend to recognize the gain contingency until the matter has been resolved through the appellate process.

Other Commitments

As mentioned in Note 11 above, the Company has a remaining commitment of $3.8 million to the Fox Paine Capital Fund, II. The timing and funding of this remaining commitment has not been determined. As investment opportunities are identified by the partnerships, capital calls will be made.

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, whereby in connection with certain management services provided to it by Fox Paine & Company, the Company agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. The most recent annual management fee of $1.5 million was paid to Fox Paine & Company on November 21, 2008. The next annual management fee payment of $1.5 million is payable on November 1, 2009.

13.	Shareholders’ Equity

The Company allows employees to surrender the Company’s Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s Share Incentive Plan. During 2008, the Company purchased an aggregate of 17,948 of surrendered Class A common shares from its employees for $0.3 million. All Class A common shares purchased from employees by the Company are held as treasury stock and recorded at cost.

On October 24, 2007, the Company announced that its Board of Directors authorized it to repurchase up to $50.0 million of the Company’s Class A common shares through a share repurchase program over the subsequent twelve months. This repurchase was completed in January 2008. All shares repurchased under this program are held as treasury stock and recorded at cost.

On February 11, 2008, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $50.0 million of its Class A common shares. This repurchase was completed in July 2008. All shares repurchased under this program are held as treasury stock and recorded at cost.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information with respect to the Class A common shares that were surrendered or repurchased in 2008:

						Approximate
				Total Number of		Dollar Value
				Shares Purchased		of Shares That
	Total Number		Average	as Part of Publicly		May Yet Be
	of Shares		Price Paid	Announced Plan		Purchased Under the
Period(1)	Purchased		Per Share	or Program		Plan or Program(2)

January 1-31, 2008	93,054	(3)	$19.70	88,362	(4)	$434
February 1-29, 2008	71,242	(5)	$19.23	68,659	(6)	$49,680,261
March 1-31, 2008	154,200		$19.03	154,200	(6)	$45,746,974
May 1-31, 2008	995,674		$14.06	995,674	(6)	$31,749,232
June 1-30, 2008	1,606,850		$14.25	1,606,850	(6)	$8,847,487
July 1-31, 2008	636,545	(7)	$13.97	633,376	(6)	$—
September 1-30, 2008	2,173	(8)	$14.69	—		$—
October 1-31, 2008	1,931	(8)	$11.21	—		$—
November 1-30, 2008	3,226	(8)	$12.35	—		$—
December 1-31, 2008	174	(8)	$11.45	—		$—

Total	3,565,069		$14.59	3,547,121		N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Includes 4,692 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Purchased as part of the repurchase authorization announced in December 2007.

(5)	Includes 2,583 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(6)	Purchased as part of the repurchase authorization announced in February 2008.

(7)	Includes 3,169 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(8)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

The following table provides information with respect to the Class A common shares that were surrendered or repurchased in 2007:

						Approximate
				Total Number of		Dollar Value
				Shares Purchased		of Shares That
	Total Number		Average	as Part of Publicly		May Yet Be
	of Shares		Price Paid	Announced Plan		Purchased Under the
Period(1)	Purchased		Per Share	or Program		Plan or Program(2)

January 1-31, 2007	1,191	(3)	$23.65	—		$—
February 1-28, 2007	379	(3)	$23.63	—		$—
October 1-31, 2007	3,297	(3)	$22.06	—		$50,000,000
November 1-30, 2007	287,603	(4)	$20.11	285,400	(5)	$44,264,212
December 1-30, 2007	2,161,617	(6)	$19.68	2,161,301	(5)	$1,740,614

Total	2,454,087		$19.73	2,446,701		N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Includes 2,203 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(5)	Purchased as part of the repurchase authorization announced in December 2007.

(6)	Includes 316 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

14.	Share-Based Compensation Plans

The fair value method of accounting recognizes share-based compensation in the statements of operations using the grant-date fair value of the stock options and other equity-based compensation expensed over the requisite service and vesting period.

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

Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to share-based compensation was presented in operating cash flows, along with other tax cash flows. SFAS 123R requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.1 million, $(0.4) million and $(0.4) million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

	Time-Based	Performance-	Tranche A
	Options	Based Options	Options	Total Options

Outstanding at January 1, 2006	1,460,806	—	84,249	1,545,055
Granted	202,429	202,429	—	404,858
Forfeited	(195,120)	—	—	(195,120)
Exercised	(335,976)	—	(28,175)	(364,151)

Outstanding at December 31, 2006	1,132,139	202,429	56,074	1,390,642
Granted	217,473	197,473	—	414,946
Forfeited	(254,979)	(202,429)	—	(457,408)
Exercised	(144,232)	—	—	(144,232)
Retired	(90,300)	—	—	(90,300)
Purchased by Company	(119,700)	—	—	(119,700)

Outstanding at December 31, 2007	740,401	197,473	56,074	993,948
Granted	249,419	249,419	—	498,838
Forfeited	(54,206)	—	—	(54,206)
Exercised	(98,743)	—	—	(98,743)
Retired	(322)	—	—	(322)
Cancelled	(197,473)	(197,473)	—	(394,946)

Outstanding at December 31, 2008	639,076	249,419	56,074	944,569

NOTE:	The above table excludes 55,000 warrants that were issued, at an exercise price of $10.00 per share, on September 5, 2003 and which expired on September 11, 2008. In addition, the Tranche A options were granted outside of the Plan.

On September 5, 2003, the Company granted options to purchase 256,074 Class A common shares to two officers of the Company (“Option-A Tranche”). The Option-A Tranche options have an exercise price of $6.50 per share, expire on September 5, 2013 and were fully vested at the time of the grant. The Company recorded $0.9 million of compensation expense during the period from September 5, 2003 to December 31, 2003, which represents the fair value of the Option-A Tranche on the date of the grant since they were fully vested on that date. During 2005, 93,825 of the Option-A Tranche options were forfeited and 78,000 options were exercised. During 2006, 28,175 Tranche-A options were exercised. There was no activity in the Option-A Tranche during 2007 or 2008.

During the period from September 5, 2003 to December 31, 2003, the Company granted 566,661 Time-Based Options and 895,989 Performance-Based Options under the Plan. The Time-Based Options were originally scheduled to vest in 20% increments over a five-year period, with any unvested options forfeitable upon termination of employment for any reason, and expire 10 years after the grant date. The first vesting period ended on

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004. The Performance-Based Options were originally scheduled to vest in 25% increments and were conditioned upon the Company achieving various operating targets or Fox Paine & Company’s holdings in United America Indemnity achieving an agreed upon rate of return, and expire 10 years after the grant date. On December 31, 2005, the Company modified the 2003 grant of 566,661 Time-Based Options and the 2003 grant of 895,989 Performance-Based Options. Of the 2003 stock option grants, a total of 369,540 and 15,552 were forfeited and exercised, respectively, before the change. The Time Based Options were amended so as to modify the vesting schedule for the remaining unvested options to reflect vesting at the rate of 12% on December 31, 2006, 12% on December 31, 2007, and 36% on December 31, 2008. Also, the performance hurdle with respect to accelerated option vesting upon a change of control was eliminated. The Performance-Based Options were amended to eliminate the performance vesting criteria relating to the annual option vesting and catch-up vesting. Also, the performance hurdle with respect to accelerated option vesting upon a change of control was eliminated. The beginning balance of the table reflects a reclassification of 644,312 Performance-Based Options to Time-Based Options as a result of the removal of the performance based criteria. The remaining unvested options become exercisable at the rate of 10% on December 31, 2006, 10% on December 31, 2007, and 30% on December 31, 2008. As a result of these changes, the Company incurred an additional $2.5 million in stock option expense in 2005.

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

During 2005, the Company granted 261,484 Time-Based Options and 133,415 Performance-Based Options under the Plan. The Time-Based Options vest in 20% increments over a five-year period, with any unvested options forfeited upon termination of employment for any reason, and expire 10 years after grant date. The Performance- Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

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

During 2008, the Company granted 249,419 Time-Based Options and 249,419 Performance-Based Options under the Plan. The Company also cancelled 197,473 Time-Based Options and 197,473 Performance-Based Options under the plan as a result of the amendment and restatement of Larry A. Frakes’ employment agreement. The Time-Based Options vest in 25% increments over a four-year period, with any unvested options being forfeited upon termination of employment for any reason, and expire 10 years after the grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

In 2008, the Company recorded $1.2 million of compensation expense for the 944,569 outstanding options granted under the Plan. In 2007, the Company recorded $0.8 million of compensation expense for the 993,948

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding options granted under the Plan. In 2006, the Company recorded $2.0 million of compensation expense for the 1,390,642 outstanding options granted under the Plan. The Company received $1.0 million, $1.9 million and $4.6 million of proceeds from the exercise of options during 2008, 2007 and 2006, respectively. Amortization expense related to options is anticipated to be $1.2 million in 2009, $1.2 million in 2010, and $1.2 million in 2011.

Option intrinsic values, which are the differences between the fair market value of $12.81 at December 31, 2008 and the strike price of the option, are as follows:

		Weighted
	Number	Average
	of Shares	Strike Price	Intrinsic Value

Outstanding	944,569	$16.83	$0.9 million
Exercisable	542,441	14.44	0.9 million
Exercised	98,743	10.54	0.5 million

NOTE:	The intrinsic value of the Exercised Options is the difference between the fair market value at time of exercise and the strike price of the option.

Option activity for the years ended December 31, 2006, 2007 and 2008 is as follows:

		Weighted
		Average
	Number of	Exercise Price
	Shares	Per Share

Options outstanding at January 1, 2006	1,545,055	$11.35
Options issued	404,858	$24.70
Options forfeited	(195,120)	$16.10
Options exercised	(364,151)	$12.92

Options outstanding at December 31, 2006	1,390,642	$15.92
Options issued	414,946	$25.15
Options forfeited	(457,408)	$23.90
Options exercised	(144,232)	$13.19
Options retired	(90,300)	$10.00
Options purchased by Company	(119,700)	$10.00

Options outstanding at December 31, 2007	993,948	$17.75
Options issued	498,838	$20.05
Options forfeited	(54,206)	$12.98
Options exercised	(98,743)	$10.54
Options retired	(322)	$8.49
Options purchased by Company	(394,946)	$25.32

Options outstanding at December 31, 2008	944,569	$16.83

Options exercisable at December 31, 2008	542,441	$14.44

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options exercisable at December 31, 2008 include the following:

Number of Options
Option Price	Exercisable

$6.50	56,074
$8.49	415
$10.00	177,887
$14.62	8,000
$17.00	139,355
$18.40	4,000
$18.85	15,000
$19.40	12,000
$20.05	124,710
$21.87	5,000

Options exercisable at December 31, 2008	542,441

The weighted average fair value of options granted under the Plan was $7.57, $9.19, and $8.31 in 2008, 2007 and 2006, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	31.4%	26.6%	31.4%
Risk-free interest rate	3.1%	4.6%	4.6%
Expected option life	6.6 years	6.2 years	4.5 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2008, 2007 and 2006:

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2008	Exercise Price	Remaining Life

$6.50-$9.99	56,489	$6.51	0.4 years	(1)
$10.00-$16.99	187,887	$10.25	2.3 years	(1)
$17.00-$19.99	181,355	$17.45	3.6 years	(1)
$20.00-$21.87	518,838	$20.12	8.4 years

Total	944,569

(1)	Decrease in weighted average remaining life from the prior year is due to terminations of employees with exercisable options that will expire in early 2009.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2007	Exercise Price	Remaining Life

$6.50-$9.99	58,812	$6.59	5.9 years
$10.00-$16.99	310,425	$10.15	6.0 years
$17.00-$19.99	209,765	$17.48	6.6 years
$20.00-$25.32	414,946	$25.15	9.4 years

Total	993,948

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2006	Exercise Price	Remaining Life

$6.50-$9.99	62,910	$6.72	6.8 years
$10.00-$16.99	599,875	$10.08	6.7 years
$17.00-$19.99	322,999	$17.56	7.5 years
$24.70	404,858	$24.70	9.9 years

Total	1,390,642

Restricted Shares

The Company recognized compensation expense for restricted stock of $1.4 million, $1.4 million and $2.5 million for 2008, 2007 and 2006, respectively. The total unrecognized compensation expense for the non-vested restricted stock was $3.7 million at December 31, 2008, which will be recognized over a weighted average life of 2.6 years. The weighted average fair value of the 109,453 Class A common shares, subject to certain restrictions granted to key employees of the Company under the Plan (“Restricted Shares”) that vested during the year ended December 31, 2008 was $16.42 per share.

In addition to stock option awards, the Plan also provides for the issuance of Restricted Shares to employees and non-employee Directors. The following table summarizes the restricted stock awards since inception.

	Restricted Stock Awards
Year	Employees	Directors	Total

2003	254,708	—	254,708
2004	—	8,350	8,350
2005	79,756	29,734	109,490
2006	216,200	20,720	236,920
2007	83,984	19,335	103,319
2008	222,675	47,404	270,079

	857,323	125,543	982,866

NOTE:	The above table includes 245,208 shares that were purchased by key employees in 2003.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the non-vested Restricted Shares activity for the years ended December 31, 2006, 2007, and 2008:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Non-vested Restricted Shares at January 1, 2006	83,571	$17.93
Shares issued	236,920	$21.71
Shares vested	(92,852)	$21.15
Shares forfeited	(57,682)	$20.83
Shares returned	57,682	$20.83

Non-vested Restricted Shares at December 31, 2006	227,639	$20.56
Shares issued	103,319	$23.60
Shares vested	(54,886)	$21.70
Shares forfeited	(31,531)	$22.58
Shares returned	31,531	$22.58
Shares purchased	(35,000)	$20.18

Non-vested Restricted Shares at December 31, 2007	241,072	$24.59
Shares issued	160,863	$14.46
Shares vested	(109,453)	$19.07
Shares forfeited	(38,882)	$21.77
Shares returned	38,882	$21.77
Shares purchased	—	—

Non-vested Restricted Shares at December 31, 2008	292,482	$16.39

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company granted an aggregate of 222,675 Restricted Shares to key employees of the Company and an aggregate of 47,404 fully vested Director Restricted Shares, at a weighted average fair value of $16.70 per share, to non-employee directors of the Company under the Plan. In 2008, the company granted 71,675 Restricted Shares to key employees and 37,541 fully vested Director Restricted Shares to non-employee directors of the Company out of shares held in treasury. Included in the 222,675 are 142,000 Restricted Shares granted by the Company to key executives of the Company in exchange for signed employment agreements. Included in the 142,000 are 12,000 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years, and 30,000 shares that vest 25% on each subsequent anniversary date of the award for a period of four years. Of the remaining 100,000 shares, 10,000 of the shares vested upon being granted and 90,000 of the shares vest 22.5% on each subsequent anniversary date of the award for a period of four years. The Company also granted 16,161 shares to a key executive in 2008. The 16,161 Restricted Shares vest 25% on each subsequent anniversary date of the award for a period of four years.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Chief Executive Officer

Effective May 9, 2007, Larry A. Frakes was hired as the Company’s President and Chief Operating Officer, as well as Chief Executive Officer of all of the Company Affiliates. Mr. Frakes’ four-year employment agreement includes several equity components including (a) the granting of $10.0 million of stock options, or 394,946 shares split evenly between time-based and performance-based options at the grant date market value of $25.32 per share; (b) an annual bonus program under which the first $0.5 million is paid in restricted stock based on the market value at December 31 of the subject Bonus Year; (c) the purchase of $1.0 million of the Company’s Class A common shares by Mr. Frakes; and (d) the requirement that, effective January 1, 2009, Mr. Frakes hold Class A common shares of the Company with a value of the lesser of two times his Annual Compensation or the sum of owned, granted, and vested Class A common shares. The time-based options vest at 25% on each December 31 of years 2008 through 2011. The performance-based options generally vest at the same rate based on the achievement of various Company financial performance goals. The restricted stock portion of the 2008, 2009, and 2010 bonuses vest at 25% per year each year after the bonus year, and awards for the 2010 bonus year and thereafter will vest at 33.3% per year each year after the bonus year.

On February 5, 2008, the Company entered into an amended and restated employment agreement with Mr. Frakes, which amended and restated Mr. Frakes’ original employment agreement that was entered into on May 10, 2007. The amended and restated employment agreement changes and clarifies the terms of options granted under the original employment agreement. The amended and restated agreement grants Mr. Frakes $10.0 million of options with a strike price equal to the average price per share that was paid by Mr. Frakes upon his purchase of $1.0 million of the Company’s Class A common shares.

15.	401(k) Plans

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company for new employees occurs pro-rata over a three year period. Effective January 1, 2009, vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.3 million for each of the years ended December 31, 2008 and 2007.

Through December 31, 2006, the Company maintained two 401(k) defined contribution plans covering all U.S employees.

Through December 31, 2006, for employees, exclusive of employees of Penn Independent Corporation, Penn-America Group, Inc. and their respective subsidiaries, the Company matched 75% of the first 6% contributed by an eligible employee. Additionally, the Company contributed 1% of the employee’s salary regardless of whether an employee contributed to the plan. Eligible employees vested in the Company’s contribution and relative investment income after three years of service. Total expenses related to this plan for the year ended December 31, 2006 were $0.8 million.

Through December 31, 2006, for employees of Penn Independent Corporation, Penn-America Group Inc. and their respective subsidiaries, the Company matched 50% of the first 6% contributed by an eligible employee. Vesting in the Company’s contribution was immediate for eligible employees. Total expenses for this plan for the year ended December 31, 2006 were $0.4 million.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share. In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands, except per share data)

Income (loss) from continuing operations	$(141,647)	$98,886	$89,338
Discontinued operations	87	31	10,080

Net income (loss)	$(141,560)	$98,917	$99,418

Basic earnings (loss) per share:
Weighted average shares for basic earnings (loss) per share	32,826,379	37,048,491	36,778,276

Income (loss) from continuing operations	$(4.32)	$2.67	$2.43
Discontinued operations	—	—	0.27

Net income (loss)	$(4.32)	$2.67	$2.70

Diluted earnings (loss) per share:
Weighted average shares for diluted earnings (loss) per share	32,826,379	37,360,703	37,157,783

Income (loss) from continuing operations	$(4.32)	$2.65	$2.41
Discontinued operations	—	—	0.27

Net income (loss)	$(4.32)	$2.65	$2.68

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share for the years ended December 31, 2007 and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006

Weighted average shares for basic earnings per share	32,826,379	37,048,491	36,778,276
Non-vested restricted stock	—	60,549	13,134
Options and warrants	—	251,663	366,373

Weighted average shares for diluted earnings per share	32,826,379	37,360,703	37,157,783

If the Company had not incurred a loss in 2008, then 32,977,185 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 50,551 shares of non-vested restricted stock and 100,254 share equivalents for options and warrants.

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2008, the maximum amount of distributions that could be paid for 2009 by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $31.3 million and $18.9 million, respectively. The Penn-America Insurance Companies limitation includes $6.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2008 ownership percentages. For 2008, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $45.2 million and $19.8 million, respectively.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the standards currently adopted, the Company reported in its 2008 statutory filings that the capital and surplus of the U.S. Insurance Companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. Insurance Subsidiaries, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Statutory capital and surplus, as of end of period	$501,852	$650,698	$592,977
Statutory net income (loss)	(3,409)	85,077	100,235

18.	Segment Information

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

Gross premiums written by product classification are as follows:

	Years Ended December 31,
	2008	2007	2006
(Dollars in thousands)

Insurance Operations:
Penn-America	$172,869	$286,439	$390,260
United National	84,761	132,311	154,114
Diamond State	95,500	118,085	108,591

Total Insurance Operations	353,130	536,835	652,965

Reinsurance Operations:
Wind River Reinsurance	25,570	26,277	—

Total	$378,700	$563,112	$652,965

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

	Insurance		Reinsurance
2008:	Operations(1)		Operations(2)		Total
(Dollars in thousands)

Revenues:
Gross premiums written	$353,130		$25,570		$378,700

Net premiums written	$305,479		$3,601		$309,080

Net premiums earned	$374,174		$8,334		$382,508
Losses and Expenses:
Net losses and loss adjustment expenses	293,820		11,354		305,174
Acquisition costs and other underwriting expenses	137,294	(3)	5,473	(4)	142,767

Loss from segments	$(56,940)		$(8,493)		(65,433)

Unallocated items:
Net investment income					67,830
Net realized investment losses					(50,259)
Corporate and other operating expenses					(14,052)
Interest expense					(8,657)
Impairments of goodwill & intangible assets					(96,449)

Loss before income taxes					(167,020)
Income tax benefit					(29,263)

Loss before equity in net loss of partnership					(137,757)
Equity in net loss of partnership, net of tax					(3,890)

Loss before discontinued operations					(141,647)
Discontinued operations, net of tax					87

Net loss					$(141,560)

Total assets	$1,866,172		$607,029	(5)	$2,473,201

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from affiliates.

(3)	Includes excise tax of $1,871 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(4)	Includes all Wind River Reinsurance expenses other than excise tax related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance		Reinsurance
2007:	Operations(1)		Operations(2)		Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$536,835		$26,277		$—	$563,112

Net premiums written	$478,274		$12,261		$—	$490,535

Net premiums earned	$530,516		$5,807		$—	$536,323
Losses and Expenses:
Net losses and loss adjustment expenses	295,624		3,617		—	299,241
Acquisition costs and other underwriting expenses	170,611	(3)	4,113	(4)	(543)	174,181

Income (loss) from segments	$64,281		$(1,923)		$543	62,901

Unallocated items:
Net investment income						77,341
Net realized investment gains						968
Corporate and other operating expenses						(11,691)
Interest expense						(11,372)

Income before income taxes						118,147
Income tax expense						18,680

Income before equity in net loss of partnership						99,467
Equity in net loss of partnership, net of tax						(581)

Income before discontinued operations						98,886
Discontinued operations, net of tax						31

Net income						$98,917

Total assets	$2,131,185		$643,987	(5)	$—	$2,775,172

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from affiliates.

(3)	Includes excise tax of $2,390 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(4)	Includes all Wind River Reinsurance expenses other than excise tax related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance
2006:	Operations(1)	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$652,965	$—	$652,965

Net premiums written	$560,535	$—	$560,535

Net premiums earned	$546,469	$—	$546,469
Losses and Expenses:
Net losses and loss adjustment expenses	304,355	—	304,355
Acquisition costs and other underwriting expenses	175,346	(1,660)	173,686

Income from segments	$66,768	$1,660	68,428

Unallocated items:
Net investment income			66,538
Net realized investment losses			(570)
Corporate and other operating expenses			(16,515)
Interest expense			(11,393)

Income before income taxes			106,488
Income tax expense			18,176

Income before equity in net income of partnerships			88,312
Equity in net income of partnerships			1,026

Income before discontinued operations			89,338
Discontinued operations, net of tax			10,080

Net income			$99,418

Total assets	$2,984,616	$—	$2,984,616

(1)	Includes results from the predecessor of Wind River Reinsurance.

19.	Supplemental Cash Flow Information

Taxes and Interest Paid

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Net federal income taxes paid	$5,763	$16,779	$18,915
Interest paid	9,015	11,181	11,238

20.	Subsequent Events

In the fourth quarter of 2008, the Company provided advance notice of its wish to liquidate all of its investment in two limited partnerships. In January 2009, the Company received a distribution from these partnerships in the amount of $24.1 million. This amount represents 95% of the estimated capital account balances for both partnerships as of December 31, 2008. The final distribution will be received when the partnerships’ audited financial statements for 2008 are finalized.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 26, 2009, the Company announced the appointment of Charles F. Barr as Senior Vice President and General Counsel, effective February 2, 2009.

On February 10, 2009, the Company announced that Messrs. Chad A. Leat and Robert S. Fleischer were appointed to the Board of Directors, effective as of that date. Mr. Leat was also appointed to serve as the Chair of the Audit Committee of the Board of Directors. The Company also notified the Listing Qualification Department of the NASDAQ Stock Market of Mr. Leat’s appointment.

On February 13, 2009, the Company received a notice of from the Listing Qualification Department of the NASDAQ Stock Market notifying that the Company is now in compliance with NASDAQ’s audit committee requirements set forth in NASDAQ Marketplace Rule 4350 as a result of the appointment of Mr. Chad A. Leat to our Audit Committee. A failure to regain compliance would have resulted in the Company being delisted from the NASDAQ Stock Market.

On February 17th, 2009, the Company filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission covering up to $300.0 million of Class A common shares, preferred shares, depositary shares, debt securities, warrants to purchase Class A common shares, preferred shares or debt securities, stock purchase contracts, and stock purchase units. The filing was made in order to provide the Company with future financial flexibility.

On March 4, 2009, the Company announced a $100.0 million rights offering, fully back-stopped by Fox Paine & Company, under which the Company will distribute to holders of record of its Class A and Class B common shares on March 16, 2009 non-transferable rights to subscribe for Class A and Class B common shares. The Company also announced that its Board of Directors has approved a plan for the Company to re-domicile from the Cayman Islands to Switzerland. If approved by its shareholders, the Company expect its re-domestication to be effective during the second or third quarters of 2009.

21.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2008 and 2007 quarterly performance is as follows:

	Year Ended December 31, 2008
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Net premiums earned	$113,057	$100,673	$89,511	$79,267
Net investment income	17,786	17,072	16,627	16,345
Net realized investment gains (losses)	(1,070)	(2,480)	(20,510)	(26,199)
Net losses and loss adjustment expenses	76,650	83,644	76,134	68,746
Acquisition costs and other underwriting expenses	38,195	38,112	33,164	33,296
Impairments of goodwill and intangible assets	—	—	—	96,499
Income (loss) before income taxes	8,455	(11,200)	(28,672)	(135,603)
Discontinued operations, net of tax	(7)	164	(98)	28
Net income (loss)	7,440	(8,971)	(19,598)	(120,431)
Per share data — Diluted:(1)
Income from continuing operations	$0.21	$(0.27)	$(0.62)	$(3.84)
Discontinued operations	—	—	—	—
Net income	0.21	(0.27)	(0.62)	(3.84)

(1)	“Diluted” earnings (loss) per share is the same as “Basic” earnings (loss) per share since there was a net loss for the year.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Net premiums earned	$138,437	$136,585	$133,449	$127,852
Net investment income	18,868	19,317	19,870	19,286
Net realized investment gains (losses)	225	1,542	(614)	(185)
Net losses and loss adjustment expenses	81,841	75,244	74,511	67,645
Acquisition costs and other underwriting expenses	42,882	44,662	43,376	43,261
Income before income taxes	26,338	31,746	28,968	31,095
Discontinued operations, net of tax	159	(39)	(118)	29
Net income	22,593	25,948	23,980	26,396
Per share data — Diluted:
Income from continuing operations	$0.61	$0.69	$0.64	$0.71
Discontinued operations	—	—	—	—
Net income	$0.61	$0.69	$0.64	$0.71

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of December 31, 2008, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

We have added, deleted, or modified certain of our internal controls over financial reporting during 2008. However, there have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant, and Corporate Governance

Nominees for Director

Set forth below is biographical information concerning the persons nominated for election as directors of United America Indemnity, Ltd.:

Saul A. Fox, 55, has served as a director on our Board of Directors since August 2003, as our Chairman since September 2003, as our Chief Executive Officer from February 2007 to June 2007, and as Chief Executive of Fox Paine & Company, LLC, a private equity firm, since he co-founded Fox Paine & Company in 1997. In addition to managing Fox Paine, Mr. Fox led the firm’s acquisitions of our predecessor companies, United National and Penn America, as well as numerous other acquisitions in such areas as Energy, Independent Power Generation, Medical Devices, and Geophysical Software. Prior to founding Fox Paine & Company, Mr. Fox was a general partner of Kohlberg, Kravis & Roberts & Co. (“KKR”), a global alternative asset manager. During his thirteen years with KKR, Mr. Fox was instrumental in numerous acquisition and financing transactions as well as leading that firm’s investment efforts in Insurance, Reinsurance, Energy, Power, and Lodging, including KKR’s highly successful acquisitions of American Reinsurance and Canadian General Insurance (KKR’s first acquisition outside of the United States), serving these companies as their Chairman of the Board of Directors or Chairman of the Board’s Executive Committee. Prior to joining KKR, Mr. Fox was an attorney at Latham & Watkins LLP, specializing in tax law, business law, and mergers and acquisitions. Mr. Fox received a B.S. in Communications from Temple University in 1975 (summa cum laude) and a J.D. from the University of Pennsylvania School of law in 1978 (cum laude). Mr. Fox is currently Chairman of the Board of Directors of Paradigm B.V., L’Artisan Parfumeur, Erno Laszlo, Penhaligon’s, and a member of the Board of Overseers for the University of Pennsylvania Law School and the Hoover Institute. Mr. Fox was nominated for election as a director by Fox Paine & Company pursuant to its rights under the Amended and Restated Shareholders Agreement dated as of December 15, 2003, as further amended by Amendment No. 1 to the Amended and Restated Shareholders Agreement dated as of April 10, 2006, among United National Group, Ltd. (now United America Indemnity, Ltd.), Fox Paine & Company and the Ball family trusts (the “Shareholders Agreement”).

Larry A. Frakes, 57, has served as a director on our Board of Directors since April 24, 2007. Mr. Frakes retired from Everest National Insurance Company, which specializes in primary program insurance opportunities written through underwriting managers and is a subsidiary of Everest Re Group, Ltd. (NYSE:RE) on January 31, 2007. Mr. Frakes served as President and Chief Executive Officer of Everest National Insurance Company from June 2001 through January 2007 and as President from June 1997 through June 2001. From November 1996 through June 1997, Mr. Frakes served as an Executive Vice President of Everest National Insurance Company. During his tenure at Everest National Insurance Company, he also served as an officer and director of various affiliated companies. Prior to joining Everest National Insurance Company in 1996, Mr. Frakes served as Senior Vice President and Director of Empire Insurance Group from November 1991 through November 1996. From 1970 through 1991, Mr. Frakes held various positions with CIGNA. Mr. Frakes received a B.S. in Business Administration from Northern Kentucky University in 1976.

Stephen A. Cozen, 69, has served as a director on our Board of Directors since May 2004. Mr. Cozen is the founder and has been Chairman of Cozen O’Connor, a Philadelphia-based law firm specializing in insurance related and commercial litigation, since 1970. Mr. Cozen is a Fellow in the American College of Trial Lawyers and was formerly an officer and director of the Federation of Defense and Corporate Counsel. Mr. Cozen serves on numerous boards of educational and philanthropic organizations, including the Kimmel Center for Performing Arts in Philadelphia, the Federation of Jewish Agencies, the National Museum of American Jewish History, the University of Pennsylvania’s Institute for Law and Economics and its Law School’s Board of Overseers. In 2002, he was elected to the reconstituted Board of Directors for the Shoah Foundation and was awarded the Anti-Defamation League’s (ADL) highest honor, The 25th Annual Americanism Award. Mr. Cozen is also a director of Assured Guaranty Ltd., a financial guarantee insurer headquartered in Bermuda. Mr. Cozen was nominated for election as a director by Fox Paine & Company pursuant to its rights under the Shareholders Agreement.

James R. Kroner, 47, has served as a director on our Board of Directors since August 2007. Until December 2005 when he retired, Mr. Kroner was Chief Financial Officer and Chief Investment Officer of Endurance Specialty Holdings Ltd., a publicly traded insurance and reinsurance company, which he co-founded in 2001. Mr. Kroner served as a member of Endurance’s executive committee and on the company’s Board of Directors. Prior to Endurance, Mr. Kroner was a Managing Director at private equity firm Fox Paine & Company from 1999 to 2001. Previously, Mr. Kroner was at American Re Corporation, a reinsurance company, as Senior Vice President, Treasurer, and a member of the executive committee, where he headed American Re’s direct investment function and managed a portfolio of $110 million in private equity investments. In addition, Mr. Kroner was a senior insurance industry investment banker for a number of years. He served as a Managing Director and co-head of insurance industry investment banking in the Americas for JP Morgan & Co. and as a Managing Director focused on insurance industry mergers and acquisitions at Salomon Smith Barney. Mr. Kroner currently serves on the Board of Directors of Terra Industries Inc. Mr. Kroner was nominated for election as a director by Fox Paine & Company pursuant to its rights under the Shareholders Agreement.

Michael J. Marchio, 61, has served as a director on our Board of Directors since November 2007. Mr. Marchio retired from full-time employment as Worldwide Director of Claims, Executive Vice President in 2006 after more than 35 years with Chubb & Son, a property and casualty insurance company. Mr. Marchio currently serves as a consultant to Chubb on a limited basis. From 1996 through 2006, Mr. Marchio served on the Crohn’s and Colitis Foundation Board of Trustees. From 2004 through 2006, Mr. Marchio was the Vice Chair of the American Insurance Association of Executive Claims Committee. From 1994 through 1999, Mr. Marchio was the Chair of the American Excess Claims Committee. Mr. Marchio was nominated for election as a director by Fox Paine & Company pursuant to its rights under the Shareholders Agreement.

Seth J. Gersch, 61, has served as a director on our Board of Directors since February 2008. Mr. Gersch is currently the Chief Operating Officer of Fox Paine & Company, LLC, which he joined in 2007. Prior to joining Fox Paine & Company, Mr. Gersch was the Chief Operating Officer and a member of the Executive Committee of ThinkEquity Partners, LLC, an investment bank, from 2004 through 2007. From 2002 through 2004, Mr. Gersch was President and Chief Executive Officer of Presidio Capital Advisors, LLC, a financial advisory services firm. In addition, Mr. Gersch held several positions with Banc of America’s predecessor organization, Montgomery Securities and founded the BrokerDealer Services Division of Banc of America Securities where he served as President and Chief Executive Officer. Mr. Gersch is a member of the Board of Directors of the San Francisco 49ers Foundation, the charitable arm of the San Francisco 49ers football organization. Mr. Gersch was nominated for election as a director by Fox Paine & Company pursuant to its rights under the Shareholders Agreement.

Robert S. Fleischer, 66, has served as a director on our Board of Directors since February 2009. Mr. Fleischer is currently a consultant to corporations, private equity firms, and other investment companies. Formerly, Mr. Fleischer was a managing director in the Financial Institutions Group of investment banking at Banc of America Securities LLC from 2005 to June, 2008, providing merger and acquisition and capital raising services to insurance companies. Prior thereto, he was a managing director in the Financial Institutions Group at Credit Suisse Securities (formerly CSFB), which he joined in 2000 as a result the merger of Donaldson, Lufkin & Jenrette into CSFB. He joined the merger and acquisition group at DLJ in 1978 as a generalist and was a co-founder of the Insurance Group in 1984, the year he was promoted to Managing Director. He began his career as a CPA on the audit staff at Price Waterhouse. He graduated from Duke University with a BA. Mr. Fleischer is currently on the Board of Visitors of the Sanford Institute of Public Policy at Duke University.

Chad A. Leat, 53, has served as a director on our Board of Directors since February 2009. Mr. Leat is currently the Managing Director and Chairman of Citi’s Global Alternative Asset Group, which encompasses the Firm’s Financial Entrepreneur and Infrastructure Investment Banking businesses. Mr. Leat is also Vice Chairman of Capital Market Origination and sits on the firm’s Investment Banking Division’s Operating Committee. In 2006 and 2007, he served as Co-Head of Global Credit Markets for Citi Markets and Banking. From 1998 to 2005, he served as the Global Head of Loans and Leveraged Finance. Under the leadership of Mr. Leat, Citigroup has become the leading bond and loan house in the world. Mr. Leat joined Salomon Brothers in 1997 after spending more than 12 years at Chase Manhattan, where he headed up their highly successful Syndications, Structured Sales and Loan Trading businesses. Mr. Leat is a graduate of the University of Kansas, where he received his Bachelors of Science. He is a member of the Economics Club of New York and a member of the Board of Directors of The Hampton Classic Horse Show and the Hetrick-Martin Institute.

Board and Board Committee Information

Meetings and Independence Requirements

Our Board of Directors held five meetings in 2008 and took actions by unanimous written consent, as needed. In 2008, all of members of the Board of Directors attended 75% or more of the total number of meetings of our Board of Directors and the total number of meetings held by committees on which they served which were held during the period for which they were directors.

The Annual General Meeting will be our sixth annual general meeting of shareholders. We encourage our directors to attend annual general meetings of our shareholders, but their attendance is not required. No directors attended our 2008 Annual General Meeting.

United America Indemnity, Ltd. is a “controlled company” as defined in Rule 4350(c)(5) of the NASDAQ Marketplace Rules because more than 50% of our voting power is held by Fox Paine & Company. See “Principal Shareholders and Security Ownership of Management.” Therefore, we are exempt from the requirements of

Rule 4350(c) with respect to (1) having a majority of independent directors on our Board, (2) having the compensation of our executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors, and (3) having nominees for director selected or recommended for selection by either a majority of independent directors or a nominating committee composed solely of independent directors.

Board Committees

Our Board of Directors has established the following committees: (1) the Audit Committee, (2) the Compensation Committee, (3) the Section 162(m) Committee, (4) the Nominating and Governance Committee, (5) the Executive Committee and (6) the Investment Committee.

Audit Committee

The Audit Committee held four meetings in 2008 and took actions by unanimous written consent, as needed. The Audit Committee is currently comprised of Chad A. Leat, Robert S. Fleischer, James R. Kroner and Michael J. Marchio, with the appointments of Messrs. Leat and Fleischer effective February 9, 2009. Mr. Duszak served as a member of the Audit Committee and as Chair of the Audit Committee until his resignation, which was effective November 28, 2008. Mr. Leat is currently the Chair of the Audit Committee.

Our Board of Directors has determined that Messrs. Leat, Fleischer, Kroner and Marchio each qualify as “independent directors” as that term is defined in the NASDAQ Marketplace Rules and the rules of the Securities and Exchange Commission. Our Board of Directors has also determined that all four members of the Audit Committee satisfy the financial literacy requirements of the NASDAQ Marketplace Rules and that Mr. Leat qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. Please see Mr. Leat’s biographical information under the heading “Nominees for Director” above for his relevant experience.

The principal duties of the Audit Committee are to oversee our accounting and financial reporting processes and the audit of our financial statements, to select and retain our independent auditor, to review with management and the independent auditor our annual financial statements and related footnotes, to review our internal audit activities, to review with the independent auditor the planned scope and results of the annual audit and its reports and recommendations, and to review with the independent auditor matters relating to our system of internal controls.

A copy of our Audit Committee Charter is available on our website at www.uai.ky.

Compensation Committee

The Compensation Committee held four meetings in 2008 and took actions by unanimous written consent, as needed. The Compensation Committee is currently comprised of Stephen A. Cozen, Saul A. Fox, and Michael J. Marchio. Mr. Cozen is Chair of the Compensation Committee.

The primary duties of the Compensation Committee are to formulate, evaluate, and approve the compensation of our executive officers and to oversee all equity compensation programs. The Compensation Committee also reviews and approves any forms of employment contracts, severance arrangements, change in control provisions, and other compensatory arrangements with our executive officers.

The Compensation Committee meets several times each year in conjunction with regularly-scheduled Board meetings and as needed at other times. Its meetings are chaired by a member of the Compensation Committee. Management participates in meetings at the invitation of the Compensation Committee, providing financial data on which compensation decisions are based, publicly-available compensation data with respect to our competitors, and updates on legal developments affecting compensation. Management may also propose financial targets on which performance will be judged. Generally, at each meeting an executive session is held without members of management present. In the course of its activities, the Compensation Committee may appoint a subcommittee consisting of one or more of its members with respect to particular tasks. The members of the Compensation

Committee also make recommendations to the Board regarding non-employee director compensation, albeit through their service as the members of our Nominating and Governance Committee.

With respect to performance-based compensation, our management proposes a budget for the upcoming year which is subject to Board review and approval. The Compensation Committee then establishes compensation opportunities (both on an annual and long-term basis) for our executive officers based on the Board-approved targets, subject to the subsequent approval of the Section 162(m) Committee, and evaluates and approves compensation on the basis of this achievement. Establishment of goals for a particular year and evaluation of achievement relative to the prior year generally take place in the first quarter of each calendar year.

The Compensation Committee periodically evaluates the competitiveness of our executive compensation programs, using information drawn from a variety of sources such as published survey data on similarly-sized companies within the industry in which we operate, information supplied by independent consultants and management, and its own experience in recruiting and retaining executives. The Compensation Committee has the authority to retain outside advisors and consultants in connection with its activities, and has the sole authority to approve any such advisors’ and consultants’ fees.

Further discussion regarding the Compensation Committee’s processes for setting executive compensation is set forth under “Compensation Discussion and Analysis — Our Compensation Philosophy.”

A copy of our Compensation Committee Charter is available on our website at www.uai.ky.

Section 162(m) Committee

The Section 162(m) Committee currently consists of three directors who are “non-employee directors” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934 and “outside directors” under Section 162(m) of the Internal Revenue Code — Messrs. Fleischer, Kroner, and Marchio, with the appointment of Mr. Fleischer effective February 10, 2009. Mr. Duszak served as a member of the Section 162(m) Committee and as Chair of the Section 162(m) Committee until his resignation, which was effective November 28, 2008. Mr. Kroner is currently the Chair of the Section 162(m)Committee.

The primary purpose of the Section 162(m) Committee is to oversee our policies on structuring compensation programs for executive officers in order to preserve tax deductibility and, as and when required, to establish and certify the attainment of performance goals pursuant to Section 162(m) of the Internal Revenue Code. The Section 162(m) Committee may also approve grants of equity compensation to our executive officers.

The Section 162(m) Committee meets during the year to establish targets and to review and certify achievement with respect to previously-established targets and as needed at other times. Its meetings are chaired by a member of the Section 162(m) Committee and are occasionally held in executive session without members of management present. The Section 162(m) Committee held three meetings in 2007 and took actions by unanimous written consent, as needed. Management and members of the Compensation Committee may participate in Section 162(m) Committee meetings at the invitation of the Section 162(m) Committee, providing financial data on which compensation decisions are based, compensation data with respect to our competitors, and updates on legal developments affecting compensation. Management and members of the Compensation Committee may also propose financial targets on which performance will be judged.

A copy of our Section 162(m) Committee Charter is available on our website at www.uai.ky.

Nominating and Governance Committee

The Nominating and Governance Committee held five meetings in 2008 and took actions by unanimous written consent, as needed. The Nominating and Governance Committee is currently comprised of Saul A. Fox, Stephen A. Cozen and Seth J. Gersch. Mr. Fox is Chair of the Nominating and Governance Committee. The principal duties of the Nominating and Governance Committee are to recommend to the Board nominees for directors and directors for Board committee membership, to develop and recommend to the Board a set of corporate governance policies for United America Indemnity, Ltd., to establish criteria for recommending new directors, and to identify, screen, and recruit new directors.

A copy of our Nominating and Governance Committee Charter is available on our website at www.uai.ky.

Executive Committee

The Executive Committee held one meeting in 2008, and took actions by unanimous written consent, as needed. The Executive Committee is currently comprised of Saul A. Fox, Stephen A. Cozen, and Larry A. Frakes. Mr. Fox is Chair of the Executive Committee. The Executive Committee has the authority between meetings of the full Board of Directors to exercise the powers of the Board of Directors, other than those reserved for committees or the full Board of Directors.

Investment Committee

The Investment Committee held five meetings in 2008. The Investment Committee is currently comprised of Saul A. Fox, Seth J. Gersch, James R. Kroner, and Chad A. Leat, with the appointment of Mr. Leat effective February 9, 2009. Prior to Mr. Kroner’s appointment to the Investment Committee, which was effective April 25, 2008, Mr. Frakes served as a member of the Investment Committee. The principal duties of the Investment Committee are to establish and review our investment guidelines and to review our investments to ensure compliance with our investment guidelines. Mr. Kroner is the Chair of the Investment Committee.

Director Compensation

From January 1, 2008 through July 21, 2008

The amount of the Annual Retainer Non-Employee Directors were eligible to receive was: (1) $50,000 for the Chairman; (2) $50,000 for all Non-Employee Directors; (3) an additional $30,000 for Non-Employee Directors who serve on the Audit Committee in a capacity other than Chairperson of such Committee; (4) an additional $30,000 for Non-Employee Directors who serve on the Investment Committee in a capacity other than Chairperson of such Committee; (5) an additional $40,000 for the Non-Employee Director who chairs the Compensation Committee; (6) an additional $60,000 for the Non-Employee Director who chairs the Audit Committee; and (7) an additional $40,000 for the Non-Employee Director who chairs the Investment Committee. All Non-Employee Directors receive (a) $5,000 for each Board meeting attended and each meeting of any committee of the Board attended in person; and $1,000 for each Board meeting attended and each meeting of any committee of the Board attended by telephonic means (such monies and Annual Retainer, “Fees”); and (b) reimbursement for their reasonable out-of-pocket expenses incurred in attending meetings of the Board and its committees.

All Fees were paid in either (1) cash, (2) a combination of cash and Shares, or (3) 100% Shares, at the option of the Non-Employee Director. The number of shares were determined by dividing the product of compensation to be issued by the closing market price of shares on the NASDAQ National Market on the last business day of the preceding calendar quarter. The amount paid to a Non-Employee Director included an additional cash payment (a gross-up) for the payment of (1) the par value ($.0001) for each Share awarded and (2) the percentage of all applicable federal and state withholdings that corresponds with the Non-Employee Director’s election to receive 100% or greater of his compensation in Shares.

Shares paid to a Non-Employee Director were fully vested upon the applicable Payment Date, but may not be transferred, sold or otherwise disposed of earlier than the occurrence of (1) a change in control of United America Indemnity, Ltd., (2) such Non-Employee Director’s death or (3) the one-year anniversary after a Director’s service on our Board ceases. These Shares are issued under our Share Incentive Plan.

From July 22, 2008 through December 31, 2008

The amount of the Annual Retainer Non-Employee Directors were eligible to receive was: (1) $75,000 for the Chairman; (2) $65,000 for all Non-Employee Directors; (3) an additional $30,000 for Non-Employee Directors who serve on the Audit Committee in a capacity other than Chairperson of such Committee; (4) an additional $30,000 for Non-Employee Directors who serve on the Investment Committee in a capacity other than Chairperson of such Committee; (5) an additional $30,000 for Non-Employee Directors who serve on the Nominating in Governance Committee; (6) an additional $50,000 for the Non-Employee Director who chairs the Compensation

Committee; (7) an additional $65,000 for the Non-Employee Director who chairs the Audit Committee; and, (8) an additional $50,000 for the Non-Employee Director who chairs the Investment Committee. All Non-Employee Directors receive (a) $5,000 for each Board meeting attended and each meeting of any committee of the Board attended in person; and $1,000 for each Board meeting attended and each meeting of any committee of the Board attended by telephonic means (such monies and Annual Retainer, “Fees”); and (b) reimbursement for their reasonable out-of-pocket expenses incurred in attending meetings of the Board and its committees.

All Fees were paid in either (1) cash, (2) a combination of cash and Shares, or (3) 100% Shares, at the option of the Non-Employee Director. The number of shares were determined by dividing the product of compensation to be issued by the closing market price of shares on the NASDAQ National Market on the last business day of the preceding calendar quarter. The amount paid to a Non-Employee Director included an additional cash payment (a gross-up) for the payment of (1) the par value ($.0001) for each Share awarded and (2) the percentage of all applicable federal and state withholdings that corresponds with the Non-Employee Director’s election to receive 100% of his compensation in Shares.

Shares paid to a Non-Employee Director were fully vested upon the applicable Payment Date, but may not be transferred, sold or otherwise disposed of earlier than the occurrence of (1) a change in control of United America Indemnity, Ltd., (2) such Non-Employee Director’s death or (3) the one-year anniversary after a Director’s service on our Board ceases. These Shares are issued under our Share Incentive Plan.

The following table provides compensation information for the one year period ended December 31, 2008 for each member of our Board of Directors.

					Change in Pension
					Value and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash(1)	Awards(2)	Awards	Compensation	Earnings	Compensation(3)	Total

Saul A. Fox	$2	$264,165	—	—	—	$281,351	$545,518
Larry A. Frakes(4)	—	—	—	—	—	—	—
Stephen A. Cozen	27,001	147,362	—	—	—	121,361	295,724
Richard L. Duszak(5)	1	142,201	—	—	—	122,750	264,952
Seth J. Gersch(6)	1	162,460	—	—	—	173,228	335,689
James R. Kroner	36,754	146,686	—	—	—	101,809	285,249
Michael J. Marchio	1	151,644	—	—	—	130,627	282,272
Justin R. Reyna(7)	165	110	—	—	—	—	275

(1)	Includes the par value ($.0001) for each share awarded and cash component of director fees.

(2)	Represents share based compensation in accordance with SFAS 123R.

(3)	Includes tax-gross up.

(4)	Mr. Frakes does not earn fees for his service as a Director. Please see the Compensation Discussion and Analysis and the Summary Compensation Table for disclosure related to Mr. Frakes, who is also our President and Chief Executive Officer.

(5)	Mr. Duszak resigned from our Board of Directors effective November 28, 2008.

(6)	Mr. Gersch was appointed to our Board of Directors effective February 4, 2008.

(7)	Mr. Reyna resigned from our Board of Directors effective January 2, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based on our review of the copies of the reports that we have received, and written representations received from certain reporting persons with respect to the filing of reports on Forms 3, 4 and 5, we believe that all filings required to be made by the reporting persons for 2008 were made on a timely basis except for the following: David J. Myers was late in making one Form 4 filing to report the payment of tax liability through the withholding of shares for a tranche of shares that vested and J. Scott Reynolds was late in making one Form 4 filing to report the payment of tax liability through the withholding of shares for a tranche of shares that vested.

Code of Business Conduct and Ethics

On January 26, 2004, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of the directors, officers, and employees of United America Indemnity, Ltd. and its subsidiaries. Our Board of Directors most recently reviewed and approved the Code of Business Conduct and Ethics in October 2008. A copy of our Code of Business Conduct and Ethics is available on our website at www.uai.ky.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

The Compensation Discussion and Analysis focuses on the compensation of the executive officers listed in the Summary Compensation Table that follows (the “named officers”). The named officers for 2008 were Larry A. Frakes, President and Chief Executive Officer, United America Indemnity, Ltd.; Thomas M. McGeehan, Interim Chief Financial Officer, United America Indemnity, Ltd.; Kevin L. Tate, former Chief Financial Officer, United America Indemnity, Ltd.; Raymond H. (Scott) McDowell, President, Penn-America Group; J. Scott Reynolds, President, United National Group; David R. Whiting, President and Chief Executive Officer of Wind River Reinsurance Company, Ltd.; and, Richard S. March, former Senior Vice President and General Counsel, United America Insurance Group;

The following is a discussion regarding our objectives and philosophies regarding executive officer and director compensation, as well as the actions taken in 2008 and the compensation paid to executive officers and directors with respect to 2008.

Our Compensation Philosophy

Our primary goals in structuring compensation opportunities for our executive officers and directors are: (i) fostering achievement of corporate performance objectives; (ii) recognizing participants’ contributions to corporate success; and (iii) attracting and retaining quality professionals. We apply a consistent compensation philosophy for all executive officers and directors. This philosophy is based on the premise that our achievements result from the coordinated efforts of all employees, including our executive officers and directors, working toward our business objectives. The Compensation Committee designed and refines the executive compensation program to support the overall objective of maximizing long-term shareholder value by aligning the interests of executives with the interests of shareholders and by rewarding executives for achieving corporate and individual objectives.

Generally, we structure our executives’ total compensation packages to be within the range of compensation paid by peer companies to their executives. We consider our peer companies to be those who are similarly-sized, operating in the insurance industry and emphasizing long-term incentive compensation in structuring their own executives’ compensation packages. We believe that such competitor comparison provide a suitable balance between the competitive nature of our business, the attendant need to recruit and retain talented executives, and the Compensation Committee’s strong desire to ensure our executives do not receive compensation in excess of their peers or their contribution to our long-term success and shareholder value. We believe, however, that our emphasis on performance and shareholder return with a long-term perspective may result in compensation opportunities which differentiate our practices from those of our peers. In short, our executives will be well compensated if, and only if, they create value for our shareholders over a period of several years.

We use three primary components of executive compensation to satisfy our compensation objectives: base salary, performance-based annual cash bonus incentives through our Annual Incentive Awards Program, and long-term incentive opportunities through options and awards of restricted shares pursuant to our Share Incentive Plan. Our policies with respect to these components are discussed below.

Base Salary

The Compensation Committee uses base salary to compensate executives at salary levels comparable to the levels used by other companies within our peer group. Individual salaries set within a competitive range are also based upon an evaluation of other factors such as individual past performance, potential with us, level and scope of responsibility, and internal equity. Base salaries are reviewed annually by the Compensation Committee to determine if such salaries continue to fall within a competitive range relative to our peer group. Base salaries for each of the executive officers named in the Summary Compensation Table were set initially in the officers’ employment agreements with us and have been increased in subsequent years in connection with merit increases, which relate to individual past performance and enhanced professional responsibilities.

Annual Cash Bonus Incentives

Our annual cash bonus opportunities are generally designed to motivate executives to focus on the performance of the division, subsidiary, or unit for which they have primary responsibility. Annual cash bonuses are paid through our Amended and Restated Annual Incentive Awards Program, pursuant to which the Compensation Committee and the Section 162(m) Committee establish the criteria and objectives that must be met during the applicable performance period in order to earn an annual bonus. The criteria relate to certain objective performance goals, such as net income, operating income and underwriting income as well as individual performance expectations. Operating income is a non-GAAP financial measure used by management as a measure of performance. It is calculated as net income less after-tax net realized investment gains (losses), less after-tax gain and one-time charges from discontinued operations, less any after-tax extraordinary gains or losses. Operating income is not a substitute for net income determined in accordance with GAAP, and investors should not place undue reliance on this measure. Underwriting income is a non-GAAP financial measure used by management as a measure of profitability. It is calculated as net premiums earned less net losses and loss adjustment expenses, less acquisition costs and other underwriting expenses. The amount of the annual bonuses payable to our Chief Executive Officer, Chief Financial Officer and the three most highly compensated officers (other than the CEO) (collectively, the “named executive officers”) are dependent, in large measure, on our performance with respect to performance targets, and the extent to which actual performance exceeds or falls short of target performance directly results in a corresponding increase or decrease in the bonus payable.

With respect to 2008, the annual cash bonus opportunities related to our net income targets with respect to Larry A. Frakes, our President and Chief Executive Officer, accident year targets and/or other target performance measures with respect to Raymond H. McDowell and J. Scott Reynolds, underwriting income with respect to Thomas M. McGeehan, our Interim Chief Financial Officer, and David R. Whiting, the President and Chief Executive Officer of Wind River Reinsurance Company, Ltd. Mr. Whiting was also eligible for a cash bonus on the basis of individual achievement of certain qualitative goals. Messrs. Tate and March were not eligible for bonuses for 2008 performance due to their departures from the Company. These targets reflect each executive’s responsibilities and a day-to-day emphasis on generating profits.

The Compensation Committee believes that the targets which are set each year are challenging, but within reach of a talented executive team. The Compensation Committee is also empowered to exercise negative discretion and reduce the bonuses otherwise payable to any of our employees in the event that the Compensation Committee determines that particular corporate results were achieved without significant personal contributions by the particular employee. We may also clawback bonuses in accordance with the Sarbanes-Oxley Act of 2002 in the event that our financials are restated.

Long-term Incentives

Because short-term results do not, by themselves, accurately reflect the performance of a company in our industry or the return realized by our shareholders, our executive officers are also eligible to receive equity awards under the terms of our Share Incentive Plan. Grants under the Share Incentive Plan are an important component of our compensation policies and are designed to motivate recipients to act from the perspective of a long-term owner. We also believe that providing executive officers with equity ownership: (i) serves to align the interests of executive officers with shareholders by creating a direct link between compensation and shareholder return; (ii) creates a significant, long-term interest in our success; and (iii) aids in the retention of key executive officers in a competitive market for executive talent.

The Compensation Committee approves all grants of equity compensation to our executive officers and employees as it deems appropriate to achieve the goals set forth above and establishes the time or times at which grants of restricted stock will be awarded under our Share Incentive Plan. To promote our goals of attracting and retaining talented executives, equity grants usually vest over certain periods of time subject to continued employment in good standing (or are subject to transferability restrictions) which vesting is contingent in certain instances on attainment of performance goals. Grants that are made upon an executive’s commencement of employment are also often contingent on the executive’s purchase of restricted shares so that, from day one, the executive is a shareholder with a significant personal stake in United America Indemnity, Ltd.

With respect to stock options, the Compensation Committee sets the exercise price of an aggregate grant of options at the closing price of our stock on the date of grant. In accordance with an amendment to our Share Incentive Plan, which was approved by shareholders at an Extraordinary General Meeting held on January 28, 2008, stock options may be repriced without shareholder approval. Neither material nonpublic information nor the pending release of such information is generally considered when selecting grant dates or when convening a meeting of the Compensation Committee.

Equity Ownership Generally

We have adopted certain policies with respect to equity compensation, all of which apply to our executive officers and directors, such as policies regarding insider trading which prohibit trading during periods immediately preceding the release of material non-public information. We also permit officers to establish so-called Rule 10b5-1 trading plans, subject to the prior approval of our General Counsel.

We expect our executive officers to maintain a significant personal stake in our company. While we have not established stock ownership guidelines that are applicable to every executive, we may consider adopting such guidelines in 2009. Individual guidelines were established in connection with the employment agreements for Messrs. Frakes and Reynolds.

Other Benefits

Our executive officers are entitled to participate in the various benefits made available to our employees generally, including retirement plans, group health plans, paid vacation and sick leave, basic life insurance and short-term and long-term disability benefits. Furthermore, all of our directors and officers and the directors and officers of our subsidiaries are covered by our directors and officers liability insurance.

Directors’ Compensation

The form and amount of director compensation is determined by the Board of Directors based on recommendations by our Nominating and Governance committee. We believe that director compensation should not only be competitive, but also fair and reasonable in light of our directors’ background and experience, as well as the overall time, effort, and complexity involved in carrying out their responsibilities as directors. In determining the form and amount of consideration to be paid to our non-employee directors, we strive to ensure that director compensation does not exceed customary levels by critically evaluating the amount and form of consideration that we directly or indirectly pay to each director and to organizations with which a director is affiliated, so as not to jeopardize any director’s independence. In order to align the objectives of our directors and our shareholders, as well as to retain directors for an extended period, our directors receive annual retainers and meeting fees entirely in cash, in a combination of cash and restricted shares, or entirely in restricted shares at the election of the Director. In addition, the Director receives a cash payment (a gross-up) for the payment of the percentage of all applicable federal and state withholdings that corresponds with his election to receive 100% of his compensation in restricted shares. None of our directors has elected to receive payment entirely in the form of cash. The shares are not transferable unless and until (1) a change in control of United America Indemnity, Ltd., (2) a director passes away, or (3) the one-year anniversary after a Director’s service on our Board ceases, so as to ensure that our directors maintain a long-term perspective when overseeing our operations.

Employment Agreements

We have entered into employment agreements with most of our executive officers, as described in more detail below following the Summary Compensation Table. These agreements are important to the future of our business because our success depends, in part, upon the individual employees who represent us in dealings with our producers and the investment community, execute our business strategy, and identify and pursue strategic opportunities and initiatives. We believe that such agreements are helpful in providing our executives with some comfort regarding their duties and compensation in exchange for necessary restrictive covenants with respect to competitive activity, non-solicitation, and confidentiality during and following the officers’ employment with us. These covenants are particularly important in protecting our interests in what is an intensely competitive industry and in which leveraging the personal relationships of our executives is critical to our success. The employment agreements also dictate the level and extent to which the officers receive post-termination compensation.

Severance and Change in Control Policy

We have established severance consistent with the market practices of our peer companies. The Compensation Committee and the Board of Directors approve appropriate severance policies for each executive officer designed to (i) compensate an executive who is involuntarily separated from us for reasons other than for “cause” and (ii) compensate the executive to the extent the executive is subject to a post-termination non-compete agreement.

With respect to change in control policies, we have adopted a limited change in control policy designed to incentivize our executive officers to pursue transactions which benefit our shareholders. Specifically, Messrs. Frakes, March, McDowell, McGeehan, Reynolds and Tate are entitled to accelerated vesting of their options in the event that we undergo a change in control while they are employed.

Committee Activities and Compensation Paid to Named Officers and Directors with respect to 2008

The Compensation Committee and the Section 162(m) Committee met several times in 2008 and took a variety of actions relating to the hiring, retention, 2008 compensation and separation of our executives. Actions of the Compensation Committee and the Section 162(m) Committee included: approving an amended and restated employment agreement with our Chief Executive Officer; approving increases in the base salaries of certain named officers; setting targets and thereafter reviewing and approving incentive compensation with respect to 2008; approving equity incentive plans for our named officers; approving employment agreements and compensation packages for new named officers; approving the form of employment and restrictive covenant agreements to be used for named officers and other officers throughout the organization; approving the delegation of specified authorities to out Chief Executive Officer within narrowly defined parameters; and, approving separation agreements and consulting agreements in connection with the departure of certain named officers. More detail on these activities is set forth below.

Increases in Base Salary for Certain Named Executive Officers

At the beginning of 2008 the Compensation Committee approved increases in base salary for Messrs. March, McGeehan and Tate based on an increase in the cost of living. The Compensation Committee also felt that the previous performance and hard work of these officers merited the increase in base salaries.

Equity Compensation Opportunities

In 2006, we took significant steps towards moving to a system of smaller but more frequent awards of equity compensation under our Share Incentive Plan to our executive officers. We continued with this approach in 2008. Many of our senior executives, including Messrs. March and Tate, had last received significant equity grants in connection with the acquisition of our predecessor (and the executives’ simultaneous purchase of significant amounts of restricted shares), and vesting in the remaining portion of these grants is tied to continued employment.

Our senior executives were given the opportunity to participate in two equity compensation plans with respect to 2008 performance. First, Messrs. March, McGeehan and Tate are, while employed and in good standing, eligible for an equity award based upon the achievement of targets with respect to underwriting income of our

U.S. operations. Because we derive the majority of our income from our U.S. operations, we felt it was appropriate to tie these awards to achievement of what we felt were challenging income targets. Additionally, this award would not be made until after the 2011 accident year. We feel that giving time for 2008 accident year results to develop best reflects the nature by which we realize profits and losses and provides a powerful retention incentive for our senior executives. See Note 14 of the notes to the consolidated financial statements in Item 8 of Part II of this reporty for additional details. Based on our 2008 performance, Messrs. March, McGeehan, and Tate did not receive awards of restricted stock relative to this equity compensation opportunity.

The second opportunity was made available to Messrs. March, McGeehan and Tate. It is dependent on achievement of certain targets relative to our return on equity. We feel that this target measures the efficiency and extent to which we employ our assets in a manner that produces sustainable long-term growth. The three-year vesting period associated with awards of restricted shares pursuant to this opportunity provides an incentive to recipients to remain with us following an award grant. Based on our 2008 return on equity program and our 2008 performance, Messrs. March, McGeehan and Tate did not receive awards of restricted stock.

Mr. McDowell was also given the opportunity to obtain an equity award with respect to 2008 performance. While Mr. McDowell is employed and in good standing, he is eligible to receive a bonus of a targeted amount of which the first one-third is payable in restricted stock that would vest over a four-year period. Targets were set for Mr. McDowell that are tied to specified targets for Penn-America and include gross written premium, combined ratio and underwriting income. In addition, Mr. McDowell also had strategic targets established for Penn-America. Based on 2008 performance, Mr. McDowell did not receive an award of restricted stock.

Hiring of a General Counsel

In February 2009, we hired Mr. Barr to be our Senior Vice President, General Counsel, and Secretary.

Appointment of Thomas M. McGeehan as Interim Chief Financial Officer

In May 2008, Mr. McGeehan was appointed as Interim Chief Financial Officer following the resignation of Mr. Tate.

Richard S. March Employment Termination

Richard S. March’s, the former Senior Vice President and General Counsel of United America Insurance Group, employment terminated effective December 31, 2008.

Perquisites

The material perquisites provided to our executives are relatively limited.

As shown below in the Summary Compensation Table, Mr. Whiting receives housing and transportation allowances. Such allowances are customary in Bermuda as methods of recruiting executives due to the scarcity of local talent. The Compensation Committee considered the cost of such allowances when reviewing and approving both Mr. Whiting’s base salary and his overall compensation package.

Review of Equity Granting Policies

Our Audit Committee has conducted a review of our equity compensation policies and practices and reported the results of its review to our Board of Directors. We have since concluded that there were no outstanding issues relating to any option “backdating” and that past practices with respect to option grants were appropriate.

Other Material Considerations

Post-Employment Benefits

The post-employment benefits available to our executive officers are subject to the terms of the officers’ employment agreement. These benefits are meant to provide the officers with protection in the event that they are forced to seek other employment by virtue of a “without cause” or “good reason” termination, and provide consideration for their restrictive covenants. Our executive officers are not provided with a supplemental retirement benefit plan or other pension beyond that of our normal 401(k) plan and the matching contributions therein.

Our non-employee directors are not provided with any post-service benefits. The only material effect of a change in control of United America Indemnity, Ltd. on our non-employee directors’ compensation would be a lifting of the transferability restrictions on their restricted shares if they do not remain directors.

Impact of Accounting, Tax and Legal Considerations

With respect to taxes, Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the deduction that we may claim in any tax year with respect to compensation paid to the Chief Executive Officer, Chief Financial Officer and certain other named executive officers. Accordingly, the Compensation Committee and the Section 162(m) Committee monitor which executive officers qualify as the so-called “named executive officers” so that steps may be taken to ensure that compensation paid to these officers is deductible under Section 162(m).

Certain types of performance-based compensation are exempted from the $1 million limit. Performance-based compensation can include income from stock options, performance-based restricted stock, and certain formula driven compensation that meets the requirements of Section 162(m). The Compensation Committee and the Section 162(m) Committee seek to structure performance-based and equity compensation for our named executive officers in a manner that complies with Section 162(m) in order to provide for the deductibility of such compensation. All compensation paid to our executive officers with respect to 2008 was deductible for purposes of Section 162(m).

Compensation is also affected by Section 409A of the Internal Revenue Code. Section 409A dictates the manner by which deferred compensation opportunities are offered to our employees and requires, among other things, that “nonqualified deferred compensation” be structured in a manner that limits employees’ abilities to accelerate or further defer certain kinds of deferred compensation. We operate our existing deferred compensation arrangements in accordance with Section 409A, and we will continue to use the transition period provided by the Internal Revenue Service to amend our plans where necessary to maintain compliance with Section 409A.

We also take into account Sections 280G and 4999 of the Internal Revenue Code when structuring compensation. These two sections relate to the imposition of excise taxes on executives who receive, and the loss of deductibility for employers who pay, “excess parachute payments” made in connection with a change in control. Because these taxes dampen the incentives we provide to our executives to pursue a beneficial transaction for our shareholders, we often structure our compensation opportunities in a manner that reduces the impact of Sections 280G and 4999.

Conclusion

Based on our review and analysis, we believe that each element of compensation and the total compensation provided to each of our named executive officers and directors is reasonable and appropriate. The value of the compensation payable to our executives and directors is heavily dependent on our performance and the investment return realized by our shareholders. Furthermore, we believe our executives’ and directors’ total compensation opportunities are comparable to our competitors’ executives’ and directors’ opportunities. We believe these compensation opportunities allow us to attract and retain talented executives and directors who have helped and who will continue to help us grow as we look to the years ahead.

Executive Compensation

Summary Compensation Table

The following table shows information concerning the compensation recorded by United America Indemnity, Ltd. (“UAI”) for the 2006, 2007, and 2008 fiscal years paid to principal executive officers, principal financial officer, and other named executive officers.

								Change in
								Pension
								Value and
								Nonqualified
							Non-Equity	Deferred
Name and					Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year		Salary	Bonus	Awards(1)	Awards(2)	Compensation(3)	Earnings	Compensation		Total

Larry A. Frakes,	2008		$600,000	$—	$52,625	$1,126,556	$—	$—	$774	(5)	$1,779,955
President and Chief	2007	(4)	373,846	—	70,172	497,316	643,836	—	—		1,585,170
Executive Officer, UAI	2006		—	—	—	—	—	—	—		—

Thomas M. McGeehan,	2008	(6)	$230,699	$150,000(7)	$69,319	$9,668	$—	$—	$12,110	(8)	$471,796
Interim Chief Financial	2007		222,856	—	65,887	13,746	95,300	—	12,167		409,956
Officer, UAI	2006		212,483	—	14,505	20,058	129,000	—	10,969		387,015

Kevin L. Tate,	2008	(9)	$141,983	$—	$(74,986)	$(165,088)	$—	$—	$8,080	(10)	$(90,011)
Former Chief Financial	2007		320,039	—	92,626	110,984	129,200	—	13,500		666,349
Officer, UAI	2006		314,400	—	18,582	176,740	187,200	—	13,450		710,372

J. Scott Reynolds,	2008	(11)	$141,346	$251,920	$148,524	$—	$—	$—	$3,658	(12)	$545,448
President, United National	2007		—	—	—	—	—	—	—		—
Group	2006		—	—	—	—	—	—	—		—

David R. Whiting,	2008		$425,000	$—	$—	$—	$—	$—	$166,074	(13)	$591,074
President and CEO, Wind	2007		425,000	—	—	—	170,000	—	164,014		759,014
River Reinsurance	2006	(14)	318,750	—	—	—	175,313	—	114,332		608,395
Company, Ltd.

Raymond H. (Scott)	2008		$300,000	$—	$109,350	$32,650	$—	$—	$4,452	(15)	$446,452
McDowell, President,	2007	(16)	91,154	400,000	35,352	10,555	—	—	—		537,061
Penn-America Group	2006		—	—	—	—	—	—	—		—

Richard S. March,	2008	(17)	$380,769	$—	$6,267	$69,325	$—	$—	$16,086	(18)	$472,447
General Counsel,	2007		369,208	—	106,835	110,984	149,040	—	13,500		749,567
United America	2006		362,444	—	21,435	176,740	216,000	—	13,422		790,041
Insurance Group

(1)	The amounts listed represent the dollar amount recognized for financial statement reporting purposes in the 2008 fiscal year for the fair value of restricted stock granted in 2008 and prior fiscal years for the named executives in accordance with SFAS 123R. See Note 14 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards. Negative dollar amounts may be generated due to the forfeiture of stock due to the departure of a named executive.

(2)	The amounts listed represent the dollar amount recognized for financial statement reporting purposes in the 2008 fiscal year for the fair value of stock options granted in 2008 and prior fiscal years for the named executives in accordance with SFAS 123R. The amount recognized in 2008 excludes any estimate of forfeiture related to service based vesting. Negative dollar amounts may be generated due to the forfeiture of stock options due to the departure of a named executive.

(3)	Non-Equity Incentive Plan Compensation is earned with respect to the year indicated, but to the recipient in the following fiscal year.

(4)	Mr. Frakes’ employment with us commenced May 10, 2007.

(5)	For 2008, includes premium paid for life insurance benefits.

(6)	Mr. McGeehan was appointed as our Interim Chief Financial Officer effective May 15, 2008. Prior to that time, he was not a named executive officer of the Company.

(7)	The bonus was granted in recognition of 2008 performance but is not payable until 2010 and is contingent on Mr. McGeehan’s continued employment.

(8)	2006 and 2007 amounts represent matching contributions under our 401(k) Plan. For 2008, includes a matching contribution under our 401(k) plan in the amount of $11,696 and $414 paid for life insurance benefits.

(9)	Mr. Tate resigned effective May 15, 2008.

(10)	For 2006, includes a matching contribution under our 401(k) plan in the amount of $13,450. For 2007, represents a matching contribution under our 401(k) plan in the amount of $15,499 less the recoupment of $1,999 relative to excess contribution by the Company. For 2008, includes a matching contribution under our 401(k) plan in the amount of $7,905 and $175 premium paid for life insurance benefits.

(11)	Mr. Reynolds’ employment with United National commenced effective July 28, 2008.

(12)	For 2008, includes a matching contribution under our 401(k) plan in the amount of $3,589 and $69 premium paid for life insurance benefits.

(13)	For 2006, includes the following payments to and contributions for Mr. Whiting: $90,000 payment of housing and travel allowance, $10,625 additional matching contribution to Bermuda pension plans, $8,286 payment of employee’s portion of Bermuda employment tax, $4,402 payment of employee’s portion of health and related expenses, and $1,019 payment of employee’s portion of Bermuda social insurance contributions. For 2007, includes the following payments to and contributions for Mr. Whiting: $120,000 payment of housing and travel allowance, $21,250 additional matching contribution to Bermuda pension plans, $15,145 payment of employee’s portion of Bermuda employment tax, $6,190 payment of employee’s portion of health and related expenses, and $1,429 payment of employee’s portion of Bermuda social insurance contributions. For 2008, includes the following payments to and contributions for Mr. Whiting: $120,000 payment of housing and travel allowance, $21,250 additional matching contribution to Bermuda pension plans, $16,511 payment of employee’s portion of Bermuda employment tax, $6,782 payment of employee’s portion of health and related expenses, and $1,531 payment of employee’s portion of Bermuda social insurance contributions.

(14)	Mr. Whiting’s employment by Wind River commenced effective April 1, 2006.

(15)	For 2008, includes a matching contribution under our 401(k) plan in the amount of $4,038 and $414 premium paid for life insurance benefits.

(16)	Mr. McDowell’s employment with Penn-America commenced effective September 4, 2007.

(17)	Mr. March ceased being a named executive officer in April 2008 and was employed through December 31, 2008.

(18)	For 2006, includes a matching contribution under our 401(k) plan in the amount of $13,422. For 2007, represents a matching contribution under our 401(k) plan in the amount of $13,500. For 2008, includes a matching contribution under our 401(k) plan in the amount of $13,800 and $2,286 premium paid for life insurance benefits.

Grants of Plan-Based Awards During 2008

The following table shows information concerning grants of plan-based awards made by United America Indemnity, Ltd. in 2008 to its principal executive officers, principal financial officer, and other named executive officers. These awards were grants under our Share Incentive Plan.

								All Other	All Other		Grant
								Stock Awards:	Option Awards:	Exercise	Date Fair
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number	or Base	Value of
		Under Non-Equity			Under Equity			Shares of	of Securities	Price of	Stock and
	Grant	Incentive Plan Awards			Incentive Plan Awards			Stock	Underlying	Option	Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards

Larry A. Frakes(1)	2/5/08	—	—	—	—	—	—	—	249,419	$20.05	$2,188,653
	2/5/08	—	—	—	—	—	—	—	249,419	$20.05	2,923,352
Thomas M. McGeehan	—	—	—	—	—	—	—	—	—	—	—
Kevin L. Tate	—	—	—	—	—	—	—	—	—	—	—
J. Scott Reynolds(2)	7/28/08	—	—	—	—	—	—	100,000	—	—	1,399,000
David R. Whiting	—	—	—	—	—	—	—	—	—	—	—
Raymond H. (Scott) McDowell	—	—	—	—	—	—	—	—	—	—	—
Richard S. March	—	—	—	—	—	—	—	—	—	—	—

(1)	As described in a Form 8-K filed by us on February 8, 2008, the options granted upon the cancellation of the previous options which included a grant of (a) 197,473 time vesting options with an exercise price of $25.32 and (b) 197,473 performance vesting options with an exercise price of $25.32 per share. The time-based options vest at 25% on each December 31 of 2008 through 2011. The performance-based options generally vest at the same rate based on our achievement of various financial performance goals.

(2)	Represents restricted stock awarded to Mr. Reynolds as part of his employment agreement. The award was granted at the closing share price of $13.99 on July 28, 2008 and vests 10% on July 28, 2008, 22.5% on July 28, 2009, 22.5% on July 28, 2010, 22.5% on July 28, 2011 and 22.5% on July 28, 2012.

Employment Agreements

Larry A. Frakes

Mr. Frakes has an employment agreement with United America Indemnity, Ltd., which was amended and restated effective as of February 5, 2008. The initial term of the agreement is from May 10, 2007 through

December 31, 2011, subject to an automatic renewal on a year to year basis in the absence of notice by either party to terminate the agreement. Under the agreement, Mr. Frakes is to receive an annual base salary of $600,000. Mr. Frakes was eligible to receive an annual bonus for the 2008 calendar year equal to $1,500,000 with one-third payable in restricted stock vesting over four years and two-thirds payable in cash. In respect of each full calendar year during the term, commencing with 2008, we will provide Mr. Frakes with an annual bonus opportunity based upon the achievement of certain consolidated net income targets as approved by the Compensation and Section 162(m) Committees. Such awards, if achieved, are to be paid in both cash and restricted shares. The first $500,000 shall be payable in restricted shares, and with respect to calendar year 2008-2010, shall vest at the rate of 25% per year over four years. Thereafter, any restricted shares awarded shall vest at the rate of 33 1/3% per year over three years. Any annual bonus amount earned in excess of the first $500,000 shall be paid in cash, with 50% of such amount paid within 30 days of the approval of such bonus by our Board of Directors. The remaining 50% shall be retained for three years. After such three-year period, the performance score for the original bonus year shall be redetermined and any retained amounts, after being increased or reduced, shall then be paid to Mr. Frakes, along with a deemed investment return thereon. Receipt of the retained cash amounts and vesting in restricted shares are both subject to certain continued employment requirements. Subject to continued employment, Mr. Frakes shall also be entitled to a cash payment to cover the federal and state tax liability associated with the vesting of such restricted stock.

Under the agreement, Mr. Frakes purchased 50,000 of our Class A common shares at an aggregate purchase price of over $1,000,000. These shares are not transferable except in limited instances. Mr. Frakes also received 394,496 options to acquire our Class A common shares, with an exercise price equal to $25.32. These options were canceled and 498,838 options to acquire our Class A common shares, with an exercise price equal to $20.05 were granted effective February 5, 2008. 50% of such options shall be time vesting options and vest at the rate of 25% per year over four years. The remaining 50% are performance vesting options and shall vest at the rate of up to 25% per year over four years, subject to achievement of certain performance targets by Mr. Frakes. All provisionally vested performance vesting options shall conclusively vest as of the 120th day following a two-year consecutive period of either calendar 2010 and 2011 or 2011 and 2012, if our annual return on equity and annual increase in gross written premiums exceeded the results achieved by more than 50% of a group of our publicly-traded peers. All options, including unvested and provisionally vested options, shall vest conclusively upon a change in control of United America Indemnity, Ltd., if it is determined that the price of our shares grew at or in excess of a 15% compounded annual rate during the period beginning as of the effective date of the employment agreement and ending as of the date of the change in control. Option vesting is subject to certain continued employment requirements.

Mr. Frakes’s employment may be terminated at any time by our Board of Directors or by Mr. Frakes upon three months written notice. If a termination is for cause, death or disability, Mr. Frakes shall be entitled to receive all accrued but unpaid base salary, and any vesting of restricted stock and/or options shall cease. If Mr. Frakes’s employment is terminated without Cause or for good reason, Mr. Frakes shall receive severance payments equal to his monthly base salary multiplied by months served, which is capped at eighteen (18) months, (less any amounts paid during the applicable notice period), continued benefits for 18 months, and continued vesting in awarded restricted stock and conditionally vested performance vesting options. For 18 months following Mr. Frakes’s termination for any reason, Mr. Frakes shall be subject to certain non-compete, non-solicit and confidentiality obligations.

Thomas M. McGeehan

Mr. McGeehan does not have an executive employment agreement with the Company nor with any of its subsidiaries.

Kevin L. Tate

Prior to Mr. Tate’s resignation, Mr. Tate had an executive employment agreement with United National Insurance Company, or “UNIC,” an indirect, wholly-owned subsidiary of United America Indemnity, Ltd. The agreement provided for an initial employment term through December 31, 2008, with additional one-year renewal terms unless either party gives 90 days’ prior written notice of non-renewal to the other. If UNIC elected not to renew the agreement at the end of the initial term, and Mr. Tate had otherwise performed satisfactorily, he would receive, conditioned upon execution of a general release and compliance with post-termination obligations, monthly payments of base salary until the earlier of six months following the date of termination or the commencement of full-time employment with another employer.

With respect to the annual cash compensation, the agreement provided that Mr. Tate was entitled to an annual direct salary of not less than $312,000, which was subject to review on an annual basis. Mr. Tate was also eligible for an annual bonus, conditioned on the achievement of performance targets included in our Amended and Restated Annual Incentive Awards Program.

Under the agreement, UNIC could have also terminated Mr. Tate for “cause” or if he became “disabled” (as such terms are defined in the agreement) or upon his death, in which case (1) Mr. Tate would not have been entitled to any separation payments in the case of a termination for cause or death, and (2) in the case of disability, Mr. Tate would have been entitled to six months of base salary payable monthly (subject to reduction for disability payments otherwise received by Mr. Tate), and conditioned upon the execution by Mr. Tate of a general release and compliance with post-termination obligations.

If UNIC terminated Mr. Tate without “cause” or he resigned as a result of the relocation of the principal executive offices of UNIC or the business relocation of Mr. Tate (in both cases without UNIC offering Mr. Tate a reasonable relocation package), UNIC had agreed to severance pay of 18 months, payable monthly, and subject to the execution of a general release and further adjustment for the equity compensation package granted to such executive.

During this severance period, UNIC would have also been obligated to maintain any medical, health, and accident plan or arrangement in which Mr. Tate participated until the earlier of the end of the severance period or Mr. Tate becoming eligible for coverage by another employer and subject to Mr. Tate continuing to bear his share of coverage costs.

The agreement also imposed non-compete, non-solicitation, and confidentiality obligations on Mr. Tate upon his termination for any reason. The agreement provided that for a period of 18 months following the termination of employment for any reason (but in the case of termination for cause, only after a determination by our Board of Directors of such substantial failure to perform), Mr. Tate shall not engage directly or indirectly, whether as owner, manager, operator, or otherwise, in any property and casualty insurance or reinsurance company that writes more than 15% of its written premium by issuing commercial insurance policies for businesses through a network of wholesale or managing general agents on a binding authority basis. The agreement also contained non-solicitation provisions that prohibit Mr. Tate, for a period of 18 months following termination of employment, from doing business with any employee, officer, director, agent, consultant, or independent contractor employed by or performing services for UNIC, or engaging in insurance-related business with any party who is or was a customer of UNIC during Mr. Tate’s employment (or during such 18-month period), or a business prospect of UNIC during Mr. Tate’s employment. The agreement also provided that Mr. Tate may elect to forego separation payments and certain equity awards and in return no longer be subject to certain provisions of the non-competition restrictions (such as those prohibiting engaging in the specialty and casualty insurance business or any business engaging in the insurance agency or brokerage business), but still remain subject to the other non-compete provisions, confidentiality provisions, and non-solicitation provisions of the agreement. If Mr. Tate violated his restrictive covenants or confidentiality obligations, the employment agreement also permitted UNIC to recover gain realized by Mr. Tate upon the exercise of options or sale of shares during a designated period, to purchase his shares at the lesser of cost or fair market value and for the forfeiture of any unexercised options.

Mr. Tate has been granted various options to purchase our Class A common shares. The first set of options granted on September 5, 2003 had an exercise price of $10 per share and initially provided for vesting over time in 20% increments over a five-year period, with any unvested options forfeitable upon termination of Mr. Tate’s employment for any reason (including cause). Mr. Tate was granted 39,375 of these options. Effective December 31, 2005, the vesting schedule was amended so that 20% vested as of December 31, 2004, 40% vested as of December 31, 2005, 52% vested as of December 31, 2006, and 64% vested as of December 31, 2007 and 100% would have vested as of December 31, 2008. As Mr. Tate resigned prior to the vesting of the final tranche, the remaining 36% were forfeited. The second set of options were performance-vesting options granted on September 5, 2003, having an exercise price of $10 per share and initially provided vesting in 25% increments over a four-year period and conditioned upon our achieving various operating targets. Mr. Tate was granted 65,625 of these options.

Effective December 31, 2005, the terms of these performance-vesting options were amended in order to eliminate the performance criteria. The performance hurdle with respect to accelerated option vesting upon a change in control was also eliminated. As a result, the options vest and become exercisable in accordance with the following timetable, without regard to performance criteria: 0% vested as of December 31, 2004, 50% vested as of December 31, 2005, 60% vested as of December 31, 2006, 70% vested as of December 31, 2007 and 100% would have vested as of December 31, 2008. As Mr. Tate resigned prior to the vesting of the final tranche, the remaining 30% were forfeited. All of the unvested options will have vested upon a change in control of our company. Mr. Tate had 90 days from his resignation date to exercise vested options.

J. Scott Reynolds

Mr. Reynolds has an executive employment agreement with UNIC, an indirect wholly-owned subsidiary of United America Indemnity, Ltd. The agreement provides for an initial employment term through December 31, 2011, with additional one-year renewal terms unless either party gives 120 days’ prior written notice of non-renewal to the other. If UNIC and Mr. Reynolds do not reach agreement on a new, written agreement at the following the expiration of the term, Mr. Reynolds shall be an employee at will and none of the provisions of the agreement shall apply except for certain restrictive covenants.

With respect to the annual cash compensation, the agreement provides that Mr. Reynolds is entitled to an annual direct salary of not less than $350,000, which is subject to review on an annual basis. Commencing with the 2008 accident year, Mr. Reynolds is also eligible for an annual bonus, conditioned on the achievement of performance targets included in our Amended and Restated Annual Incentive Awards Program. One-third of each annual bonus is payable in our restricted Class A Common Shares and two-thirds is payable in cash. If Mr. Reynolds remains an employee in good standing through the expiration of the initial term, he may upon notice elect to accelerate the vesting of any then unvested restricted shares previously granted.

Under the agreement, UNIC may terminate Mr. Reynolds for “cause” or if he becomes “disabled” (as such terms are defined in the agreement) or upon his death, in which case (1) Mr. Reynolds would not be entitled to any separation payments in the case of a termination for cause or death, and (2) in the case of disability, Mr. Reynolds would be entitled to six months of base salary payable monthly (subject to reduction for disability payments otherwise received by Mr. Reynolds), and conditioned upon the execution by Mr. Reynolds of a general release and compliance with post-termination obligations.

If UNIC terminates Mr. Reynolds without “cause” or he resigns as a result of the relocation of the principal executive offices of UNIC or the business relocation of Mr. Reynolds (in both cases without UNIC offering Mr. Reynolds a reasonable relocation package), UNIC has agreed to severance pay of 12 months, payable monthly, and subject to the execution of a general release and further adjustment for the equity compensation package granted to such executive.

During this severance period, UNIC is also obligated to maintain any medical, health, and accident plan or arrangement in which Mr. Reynolds participates until the earlier of the end of the severance period or Mr. Reynolds becoming eligible for coverage by another employer and subject to Mr. Reynolds continuing to bear his share of coverage costs.

The agreement also imposes non-compete, non-solicitation, and confidentiality obligations on Mr. Reynolds upon his termination for any reason. The agreement provides that for a period of 12 months following the termination of employment for any reason (but in the case of termination for cause, only after a determination by our Board of Directors of such substantial failure to perform), Mr. Reynolds shall not engage directly or indirectly, whether as owner, manager, operator, or otherwise, in any insurance related business competitive with the business of UNIC or its affiliates. The agreement also contains non-solicitation provisions that prohibit Mr. Reynolds, for a period of 12 months following termination of employment, from doing business with any employee, officer, director, agent, consultant, or independent contractor employed by or performing services for UNIC, or engaging in insurance-related business with any party who is or was a customer of UNIC during Mr. Reynolds’s employment (or during such 12-month period), or a business prospect of UNIC during Mr. Reynolds’s employment.

David R. Whiting

Mr. Whiting entered into an employment agreement in May 2006 with Wind River Insurance Company (Bermuda), Ltd. (now known as Wind River Reinsurance Company, Ltd., the “Company”), an indirect, wholly owned subsidiary of United America Indemnity, Ltd., effective as of April 1, 2006 (the “Effective Date”), pursuant to which Mr. Whiting agreed to serve as President and Chief Executive Officer of the Company. The agreement between Mr. Whiting and the Company provides for an initial employment term of three years from the Effective Date, with additional one-year renewal terms, unless either party gives written notice to the other at least ninety days prior to the expiration of the then current term. Mr. Whiting receives a base salary of $425,000 subject to adjustment (“base salary”) and is eligible for an annual cash bonus. For calendar year 2008, Mr. Whiting was eligible for a cash bonus in an amount no less than forty percent of his base salary based upon the Company achieving certain income targets. During the employment term, Mr. Whiting is also entitled to a housing allowance of $9,000 per month and a transportation and travel allowance of $1,000 per month.

The agreement also imposes certain non-compete, non-solicitation, no-hire and confidentiality obligations on Mr. Whiting following the termination of his employment for any reason.

Pursuant to the agreement, the Company may terminate Mr. Whiting for “cause” (as such term is defined it the agreement), upon his “permanent disability” (as such term is defined in the agreement) or upon his death. Mr. Whiting may terminate his employment with or without “good reason” (as such term is defined in the agreement) following forty-five days’ written notice to the Company. If Mr. Whiting’s employment is terminated by the Company because of death or permanent disability or for cause, by Mr. Whiting without good reason or if the term expires, the Company shall pay to Mr. Whiting his full base salary plus housing, transportation and travel allowances through the date of termination at the rate in effect at the time of termination and the Company shall have no further obligations to Mr. Whiting under the agreement. If Mr. Whiting’s employment is terminated by the Company without cause or by Mr. Whiting for good reason, then the Company shall pay, subject to his execution of a general release and his compliance with certain post-termination obligations, to Mr. Whiting an amount equal to Mr. Whiting’s then monthly base salary plus housing and transportation and travel allowances multiplied by six, with such amount payable in equal monthly installments, and shall maintain any medical or health-and-accident plan in effect for such time. During the twelve month period following Mr. Whiting’s employment, Mr. Whiting agrees to be available to the Company from time to time to assist on matters he worked on during his employment at the Company or its affiliates.

The Company has also agreed to indemnify Mr. Whiting for all taxes levied, assessed or applied on the income or assets of Mr. Whiting by any governmental authority other than the Government of Bermuda, resulting from his employment activities at the direction of the Company.

Raymond H. (Scott) McDowell

Mr. McDowell has an executive employment agreement with Penn-America Insurance Company, or “PAIC,” an indirect wholly-owned subsidiary of United America Indemnity, Ltd. The agreement provides for an initial employment term through December 31, 2011, with additional one-year renewal terms unless either party gives 120 days’ prior written notice of non-renewal to the other. If PAIC and Mr. McDowell do not reach agreement on a new, written agreement at the following the expiration of the term, Mr. McDowell shall be an employee at will and none of the provisions of the agreement shall apply except for certain restrictive covenants.

With respect to the annual cash compensation, the agreement provides that Mr. McDowell is entitled to an annual direct salary of not less than $300,000, which is subject to review on an annual basis. Commencing with the 2008 accident year, Mr. McDowell is also eligible for an annual bonus, conditioned on the achievement of performance targets included in our Amended and Restated Annual Incentive Awards Program. One-third of each annual bonus is payable in our restricted Class A Common Shares and two-thirds is payable in cash. If Mr. McDowell remains an employee in good standing through the expiration of the initial term, he may upon notice elect to accelerate the vesting of any then unvested restricted shares previously granted.

Under the agreement, PAIC may terminate Mr. McDowell for “cause” or if he becomes “disabled” (as such terms are defined in the agreement) or upon his death, in which case (1) Mr. McDowell would not be entitled to any separation payments in the case of a termination for cause or death, and (2) in the case of disability, Mr. McDowell would be entitled to six months of base salary payable monthly (subject to reduction for disability payments otherwise received by Mr. McDowell), and conditioned upon the execution by Mr. McDowell of a general release and compliance with post-termination obligations.

If PAIC terminates Mr. McDowell without “cause” or he resigns as a result of the relocation of the principal executive offices of PAIC or the business relocation of Mr. McDowell (in both cases without PAIC offering Mr. McDowell a reasonable relocation package), PAIC has agreed to severance pay of 12 months, payable monthly, and subject to the execution of a general release and further adjustment for the equity compensation package granted to such executive.

During this severance period, PAIC is also obligated to maintain any medical, health, and accident plan or arrangement in which Mr. McDowell participates until the earlier of the end of the severance period or Mr. McDowell becoming eligible for coverage by another employer and subject to Mr. McDowell continuing to bear his share of coverage costs.

The agreement also imposes non-compete, non-solicitation, and confidentiality obligations on Mr. McDowell upon his termination for any reason. The agreement provides that for a period of 12 months following the termination of employment for any reason (but in the case of termination for cause, only after a determination by our Board of Directors of such substantial failure to perform), Mr. McDowell shall not engage directly or indirectly, whether as owner, manager, operator, or otherwise, in any insurance related business competitive with the business of PAIC or its affiliates. The agreement also contains non-solicitation provisions that prohibit Mr. McDowell, for a period of 12 months following termination of employment, from doing business with any employee, officer, director, agent, consultant, or independent contractor employed by or performing services for PAIC, or engaging in insurance-related business with any party who is or was a customer of PAIC during Mr. McDowell’s employment (or during such 12-month period), or a business prospect of PAIC during Mr. McDowell’s employment.

On September 4, 2007, Mr. McDowell was granted 20,000 options to purchase our Class A common shares with an exercise price of $21.87 per share vesting over time in 25% increments over a four-year period, with any unvested options forfeitable upon termination of Mr. McDowell’s employment for any reason (including cause). All of the unvested options will become vested upon a change in control of our company.

Richard S. March

Prior to Mr. March’s separation, Mr. March had an executive employment agreement with UNIC. The agreement provided for an initial employment term through December 31, 2008, with additional one-year renewal terms unless either party gives 90 days’ prior written notice of non-renewal to the other. If UNIC elected not to renew the agreement at the end of the initial term, and Mr. March had otherwise performed satisfactorily, Mr. March would receive, conditioned upon execution of a general release and compliance with post-termination obligations, monthly payments of base salary until the earlier of six months following the date of termination or the commencement of full-time employment with another employer.

With respect to the annual cash compensation, the agreement provided that Mr. March was entitled to an annual direct salary of not less than $320,000, which was subject to review on an annual basis. Mr. March was also eligible for an annual bonus, conditioned on the achievement of performance targets included in our Amended and Restated Annual Incentive Awards Program.

Under the agreement, UNIC could have also terminated Mr. March for “cause” or if Mr. March became “disabled” (as such terms are defined in the agreement) or upon his death, in which case (1) Mr. March would not have been entitled to any separation payments in the case of a termination for cause or death, and (2) in the case of disability, Mr. March would have been entitled to six months of base salary payable monthly (subject to reduction for disability payments otherwise received by Mr. March), and conditioned upon the execution by Mr. March of a general release and compliance with post-termination obligations.

If UNIC terminated the Mr. March without “cause” or he resigned as a result of the relocation of the principal executive offices of UNIC or the business relocation of Mr. March (in each case without UNIC offering Mr. March a reasonable relocation package), UNIC had agreed to severance pay of 18 months, payable monthly, and subject to the execution of a general release and further adjustment for the equity compensation package granted to such executive.

During this severance period, UNIC would have been obligated to maintain any medical, health, and accident plan or arrangement in which Mr. March participated until the earlier of the end of the severance period or Mr. March becoming eligible for coverage by another employer and subject to Mr. March continuing to bear his share of coverage costs.

The agreement also imposed non-compete, non-solicitation, and confidentiality obligations on Mr. March upon his termination for any reason. The agreement provided that for a period of 18 months following the termination of employment for any reason (but in the case of termination for cause, only after a determination by UNIC’s Board of Directors of such substantial failure to perform), Mr. March shall not engage directly or indirectly, whether as owner, manager, operator, or otherwise, property and casualty insurance or reinsurance company that writes more than 15% of its written premium by issuing commercial insurance policies for businesses through a network of wholesale or managing general agents on a binding authority basis. The agreement also contained non-solicitation provisions that prohibit Mr. March, for a period of 18 months following termination of employment, from doing business with any employee, officer, director, agent, consultant, or independent contractor employed by or performing services for UNIC, or engaging in insurance-related business with any party who is or was a customer of UNIC during Mr. March’s employment (or during such 18-month period), or a business prospect of UNIC during Mr. March’s employment. The agreement also provided that Mr. March may elect to forego separation payments and certain equity awards and in return no longer be subject to certain provisions of the non-competition restrictions (such as those prohibiting engaging in the specialty and casualty insurance business or any business engaging in the insurance agency or brokerage business), but still remain subject to the other non-compete provisions, confidentiality provisions, and non-solicitation provisions of the agreement. If Mr. March violates his restrictive covenants or confidentiality obligations, the employment agreement also permits UNIC to recover gain realized by Mr. March upon the exercise of options or sale of shares during a designated period, to purchase his shares at the lesser of cost or fair market value and for the forfeiture of any unexercised options.

Mr. March has been granted various options to purchase our Class A common shares. The first set of options granted on September 5, 2003 has an exercise price of $6.50 per share and are fully vested. Mr. March was granted 56,074 options from this set of options. The second set of options granted on September 5, 2003 have an exercise price of $10 per share and initially provided for vesting over time in 20% increments over a five-year period, with any unvested options forfeitable upon termination of Mr. March’s employment for any reason (including cause). Mr. March was granted 39,375 of these options. Effective December 31, 2005, the vesting schedule was amended so that 20% vested as of December 31, 2004, 40% vested as of December 31, 2005, 52% vested as of December 31, 2006, 64% vested as of December 31, 2007 and 100% vested as of December 31, 2008. The third set of options are performance-vesting options granted on September 5, 2003, having an exercise price of $10 per share and initially provided vesting in 25% increments over a four-year period and conditioned upon our achieving various operating targets. Mr. March was granted 65,625 of these options. Effective December 31, 2005, the terms of these performance-vesting options were amended in order to eliminate the performance criteria. The performance hurdle with respect to accelerated option vesting upon a change in control was also eliminated. As a result, the options vest and become exercisable in accordance with the following timetable, without regard to performance criteria: 0% vested as of December 31, 2004, 50% vested as of December 31, 2005, 60% vested as of December 31, 2006, 70% vested as of December 31, 2007 and 100% vested as of December 31, 2008. All of the unvested options will become vested upon a change of control in our company. Mr. March has 150 days from his separation date to exercise vested options.

Outstanding Equity Awards at December 31, 2008

The following table shows information concerning outstanding equity awards at December 31, 2008 made by United America Indemnity, Ltd. to its principal executive officers, principal financial officer and other named executive officers.

	Option Awards							Stock Awards
												Equity
												Incentive
												Plan Awards:
											Equity	Market or
				Equity							Incentive	Payout
				Incentive							Plan Awards:	Value of
				Plan Awards:						Market	Number of	Unearned
	Number of	Number of		Number of						Value of	Unearned	Shares,
	Securities	Securities		Securities				Number of		Shares or	Shares,	Units or
	Underlying	Underlying		Underlying				Shares or		Units of	Units or	Other
	Unexercised	Unexercised		Unexercised				Units of		Stock	Other Rights	Rights That
	Options	Options		Unearned		Option	Option	Stock That		That Have	That Have	Have Not
	(#)	(#)		Options		Exercise	Expiration	Have Not		Not Vested	Not Vested	Vested
Name	Exercisable	Unexercisable		(#)		Price($)	Date	Vested (#)		($)	(#)	($)
Larry A. Frakes	62,355	187,064	(1)	—		$20.05	5/17/17	—		$—	—	$—
	—	—		249,419	(2)	$20.05	5/17/17	—		—	—	—
	—	—		—		—	—	16,161	(3)	207,022	—	—

Thomas M. McGeehan	7,200	—		—		$17.00	12/16/13	—		—	—	—
	10,800	—		—		$17.00	12/16/13	—		—	—	—
	—	—		—		—	—	1,914	(4)	24,518	—	—
	—			—		—	—	2,940	(5)	37,661	—	—

Kevin L. Tate	—	—		—		—	—	—		—	—	—

J. Scott Reynolds	—	—		—		—	—	90,000	(6)	1,152,900	—	—

David R. Whiting	—	—		—		—	—	—		—	—	—

Raymond H. (Scott) McDowell	5,000	15,000	(7)	—		$21.87	9/4/17	—		—	—	—
	—	—		—		—	—	10,000	(8)	128,100	—	—

Richard S. March	56,074	—		—		$6.50	5/30/09	—		—	—	—
	39,375	—		—		$10.00	5/30/09	—		—	—	—
	65,625	—		—		$10.00	5/30/09	—		—	—	—
	—	—		—		—	—	1,602	(9)	20,522	—	—
	—	—		—		—	—	1,650	(9)	21,137	—	—

(1)	Mr. Frakes has 62,355 options that will vest on December 31, 2009, 62,355 options that will vest on December 31, 2010 and 62,354 options that will vest on December 31, 2011.

(2)	Mr. Frakes’ performance vesting options have not vested.

(3)	Mr. Frakes has 4040 shares that will vest on January 1, 2009, 4040 shares that will vest on February 27, 2010, 4040 shares that will vest on February 27, 2011 and 4041 shares that will vest on February 27, 2012.

(4)	Mr. McGeehan has 957 shares that will vest on January 1, 2009 and 957 shares that will vest on January 1, 2010.

(5)	Mr. McGeehan has 1000 shares that will vest on January 1, 2009, 970 shares that will vest on January 1, 2010 and 970 shares that will vest on January 1, 2011.

(6)	Mr. Reynolds has 22,500 shares that will vest on July 28, 2009, 22,500 shares that will vest on July 28, 2010, 22,500 shares that will vest on July 28, 2011 and 22,500 shares that will vest on July 28, 2012.

(7)	Mr. McDowell has 5,000 options that will vest on September 4, 2009, 5,000 options that will vest on September 4, 2010 and 5,000 options that will vest on September 4, 2011.

(8)	Mr. McDowell has 5,000 shares that will vest on September 4, 2009 and 5,000 shares that will vest on September 4, 2010.

(9)	Mr. March’s shares vest effective January 1, 2009 pursuant to the terms of his separation agreement.

Options Exercised and Stock Vested in 2008

In 2008, no options were exercised by our principal executive officers, principal financial officer, and other named executive officers. Mr. Tate exercised his options following his resignation and was no longer our principal financial officer at that time.

Pension Benefits in 2008

None of our named executive officers participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation in 2008

None of our named executive officers participate in any nonqualified defined contribution or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change in Control

The following is a summary of the agreements and plans that provide for payment to our current named executive officers at, following, or in connection with any termination, including resignation, severance, retirement or constructive termination, or with a change in control or a change in the named executive officer’s responsibilities.

Larry A. Frakes

Under his employment agreement with us, Mr. Frakes’s employment may be terminated at any time by our Board of Directors or by Mr. Frakes upon three months written notice with or without cause, upon his death or disability.

•	Termination by Us for Cause, Termination by Death or Disability. If a termination of Mr. Frakes’s employment for cause, death or disability, Mr. Frakes is entitled to receive all accrued but unpaid base salary, and any vesting of restricted stock and/or options shall cease. For the details of Mr. Frakes’s salary, restricted stock, and options, see the description of Mr. Frakes’s employment agreement under “Employment Agreements.”

Under Mr. Frakes’s employment agreement, “cause” means (i) the engaging by Mr. Frakes in malfeasance, fraud, dishonesty or gross misconduct adverse to our interests, (ii) the material violation by Mr. Frakes of certain provisions of his employment agreement or share/option agreements after notice from us and a failure to cure such violation within 10 days of the notice (to the extent the Board reasonably determines such violation is curable and subject to notice), (iii) a breach by Mr. Frakes of any representation or warranty in his employment agreement or share/option agreements, (iv) the determination by our Board of Directors that Mr. Frakes has exhibited incompetence or gross negligence in the performance of his duties, (v) receipt of a final written directive or order of any governmental body or entity having jurisdiction over us requiring termination or removal of Mr. Frakes, (vi) Mr. Frakes being charged with a felony or other crime involving moral turpitude, or (vii) Mr. Frakes substantially failing to perform his duties after notice from us and failure to cure such non-performance within 10 days of our notice (to the extent our Board of Directors reasonably determines such failure to perform is curable and subject to notice) or violating any of our material policies, including our corporate governance and ethics guidelines, conflicts of interest policies and code of conduct applicable to all of our employees and senior executives.

Under Mr. Frakes’s employment agreement, “disability” occurs when a licensed physician selected by us determines that Mr. Frakes is disabled and he is unable to perform or complete his duties for a period of 180 consecutive days or 180 days within any twelve-month period.

•	Termination by Us Without Cause or Termination by the Executive for Good Reason. If Mr. Frakes employment is terminated by us without cause or by Mr. Frakes with good reason, Mr. Frakes is entitled to receive severance payments equal to his monthly base salary multiplied by months served (capped at 18) less any amounts paid during the relevant notice period and any taxes and withholdings, continued benefits for 18 months, and continued vesting in awarded restricted stock and conditionally vested performance vesting options. For details of Mr. Frakes’s salary, restricted stock, and options, see the description of Mr. Frakes’s employment agreement under “Employment Agreements.”

Under Mr. Frakes’s employment agreement, “good reason” means a willful and substantial reduction in his material responsibilities and reporting as provided for in the employment agreement which remains uncured for 30 days after written notice thereof is provided by Mr. Frakes to us setting forth in reasonable detail the alleged breach. Mr. Frakes must provide such written notice within 10 days of the event allegedly giving rise to good reason or such alleged event shall not provide a basis for such notice. A modification as to whom Mr. Frakes shall report resulting from a change of control does not constitute good reason.

•	Voluntary Termination. If Mr. Frakes voluntarily terminates his employment without Good Reason, we will pay him accrued and unpaid base salary through the termination date (less applicable withholding taxes). For the details of Mr. Frakes’s salary, see the description of Mr. Frakes’s employment agreement under “Employment Agreements.”

•	Change in Control. Mr. Frakes received 498,838 options to acquire our Class A common shares with an exercise price of $20.05. 50% of such options shall be time vesting options and vest at the rate of 25% per year over four years. The remaining 50% are performance vesting options and vest at the rate of up to 25% per year over four years, subject to achievement of certain performance targets by Mr. Frakes. Unvested options may also vest upon a change of control of United America Indemnity, Ltd., if it is determined that the price of our shares appreciated in value by a 15% or greater annual compounded rate over the period of August 15, 2007 through the date of the change of control.

Assuming Mr. Frakes’s employment was terminated under each of these circumstances on December 31, 2008, and without taking into account any value assigned to Mr. Frakes’s covenant not to compete, such payments and benefits would have had an estimated value of:

		Value of Accelerated Equity and Performance Awards ($)
		Time and
	Base	Performance		Restricted
	Salary ($)	Based		Stock	Other ($)		Total ($)

With Cause; Death; Disability; Voluntary Termination(1)	$—	$—		$—	$—		$—
Without Cause or For Good Reason	900,000	—		—	1,348	(2)	901,348
Change in Control(3)	—		(4)	207,022	—		207,022

(1)	We would have no further obligation to Mr. Frakes except to pay him for all accrued but unpaid base salary through the termination date.

(2)	The present value of medical and dental benefits was used to calculate this amount.

(3)	Assumes continued employment following a change in control. If Mr. Frakes were to be terminated without cause following a change in control, Mr. Frakes would be entitled to the severance set forth above in “Without Cause or For Good Reason” and the amount noted under “Restricted Stock” in “Change of Control.”

(4)	Although unvested options vest immediately upon a change in control, as of December 31, 2008, the options were “out of the money.” Therefore, no amount would be recognized.

J. Scott Reynolds

Under Mr. Reynolds’s employment agreement with UNIC, UNIC may terminate Mr. Reynolds’s employment with or without cause, or upon his death or disability.

•	Termination by UNIC for Cause, Termination by Death or Disability. If Mr. Reynolds’s employment is terminated because of death, disability, Mr. Reynolds’s resignation (other than as a result of UNIC’s failure to offer a reasonable relocation package due to UNIC’s relocation) or for cause, Mr. Reynolds would not be entitled to any separation payments.

Under Mr. Reynolds’s employment agreement, “cause” means (i) Mr. Reynolds substantially failing to perform his duties after notice from UNIC and failure to cure such violation within 10 days of the notice (to the extent our Board of Directors reasonably determines such failure to perform is curable and subject to notice) or violating any of our material policies, including our corporate governance and ethics guidelines, conflicts of interests policies and code of conduct applicable to all of our employees and senior executives, (ii) the engaging by Mr. Reynolds in any malfeasance, fraud, dishonesty or gross misconduct adverse to our interests, (iii) the material violation by Mr. Reynolds of certain provisions of his employment agreement or share/option agreements after notice from UNIC and a failure to cure such violation within 10 days of the notice, (iv) a breach by Mr. Reynolds of any representation or warranty in his employment agreement or share/option agreements, (v) the determination by UNIC’s Board of Directors that Mr. Reynolds has exhibited incompetence or gross negligence in the performance of his duties, (vi) receipt of a final written directive or order of any governmental body or entity having jurisdiction over us requiring termination or removal of Mr. Reynolds, or (vii) Mr. Reynolds being charged with a felony or other crime involving moral turpitude.

Under his employment agreement, “disabled” means that Mr. Reynolds is disabled as certified by a licensed physician selected by us and is unable to perform or complete his duties for a period of 180 consecutive days or 180 days within any twelve-month period.

•	Termination by UNIC Without Cause or Termination by the Executive for Good Reason. If UNIC terminates Mr. Reynolds without cause or he resigns as a result of the relocation of UNIC’s principal executive offices or the business relocation of Mr. Reynolds (in both cases without us offering Mr. Reynolds a reasonable relocation package), Mr. Reynolds is entitled to severance pay of 12 months, payable monthly, and subject to the execution of a general release and further adjustment for the equity compensation package granted to him. During this severance period, we are also obligated to maintain any medical, health, and accident plan or arrangement in which Mr. Reynolds participates until the earlier of the end of the severance period or Mr. Reynolds becoming eligible for coverage by another employer and subject to Mr. Reynolds continuing to bear his share of coverage costs.

•	Change in Control. All of Mr. Reynolds’s unvested options become vested upon a change in control of our company. For the details of the Executive’s options, see the description of the Executive’s employment agreement under “Employment Agreements.”

Assuming Mr. Reynolds’s employment was terminated under each of these circumstances on December 31, 2008, and without taking into account any value assigned to Mr. Reynolds’s covenant not to compete, such payments and benefits would have had an estimated value of:

		Value of Accelerated Equity and Performance Awards ($)
	Base	Time	Performance	Restricted
	Salary ($)	Based	Based	Stock	Other ($)		Total ($)

With Cause; Death; Disability; Voluntary Termination(1)	$—	$—	$—	$—	$—		$—
Without Cause or For Good Reason	350,000	—	—	—	16,881	(2)	366,881
Change in Control(3)	—	—	—	1,152,900	—		1,152,900

(1)	We would have no further obligation to Mr. Reynolds except to pay him for all accrued but unpaid base salary through the termination date.

(2)	The present value of medical and dental benefits was used to calculate this amount.

(3)	Assumes continued employment following a change in control. If Mr. Reynolds were to be terminated without cause following a change in control, Mr. Reynolds would be entitled to the severance set forth above in “Without Cause or For Good Reason” and the amount noted under “Restricted Stock” in “Change of Control.”

David R. Whiting

Under Mr. Whiting’s employment agreement with Wind River Insurance Company (Bermuda), Ltd. (now known as Wind River Reinsurance Company, Ltd.) (the “Company”), the Company may terminate Mr. Whiting’s employment with or without cause, upon his permanent disability or upon his death. Mr. Whiting may terminate his employment with or without good reason following 45 days’ written notice to the Company.

•	Termination by the Company for Cause, Termination by Death or Disability. If the Company terminates Mr. Whiting’s employment for cause or if Mr. Whiting’s employment is terminated because of death or permanent disability, the Company will pay to Mr. Whiting his full base salary plus housing, transportation and travel allowances through the date of termination at the rate in effect at the time of termination. For the details of Mr. Whiting’s salary, see the description of Mr. Whiting’s employment agreement under “Employment Agreements.”

Under Mr. Whiting’s employment agreement, “cause” means any of (i) Mr. Whiting’s substantially failing to perform his duties (other than as a result of a permanent disability) after notice from the Company and failure to cure such violation within 30 days of the notice (to the extent our Board of Directors reasonably determines such failure to perform is curable and subject to notice) or violating any of our material policies, including our corporate governance and ethics guidelines, conflicts of interests policies and code of conduct applicable to all of our employees and senior executives, (ii) the engaging by Mr. Whiting in any malfeasance, fraud, dishonesty or gross misconduct adverse to our interests, (iii) the material violation by Mr. Whiting of certain provisions of his employment agreement after notice from the Company and a failure to cure such violation within 10 days of the notice, (iv) a breach by Mr. Whiting of any representation or warranty, (v) the determination by the Company’s Board of Directors that Mr. Whiting has exhibited incompetence or gross negligence in the performance of his duties, (vi) the receipt of a final written directive or order of any governmental body or entity requiring termination or removal of Mr. Whiting, and/or (vii) Mr. Whiting being charged with a felony or other crime involving moral turpitude.

Under Mr. Whiting’s employment agreement, “permanent disability” means those circumstances where Mr. Whiting is unable to continue to perform the usual customary duties of his assigned job for a period of six consecutive months or for 180 days in any six-month period because of physical, mental or emotional incapacity resulting from injury, sickness or disease.

•	Termination by the Company Without Cause or Termination by Mr. Whiting for Good Reason. If Mr. Whiting’s employment is terminated by the Company without cause or by Mr. Whiting for good reason, then the Company will pay, subject to his execution of a general release and his compliance with certain post-termination obligations, to Mr. Whiting an amount equal to his then monthly base salary plus housing and transportation and travel allowances multiplied by six, with such amount payable in equal monthly installments, and will maintain any medical or health-and-accident plan in effect for such time.

Under Mr. Whiting’s employment agreement, “good reason” means (i) a material reduction in the duties or responsibilities of Mr. Whiting such that he is no longer serving as an executive of the Company, (ii) a reduction in his salary as in effect immediately prior to such change; (iii) any requirement by us that Mr. Whiting be based anywhere other than Bermuda; or (iv) the failure by the Company to obtain an assumption agreement from any successor to the Company. Mr. Whiting is required to notify the Company of his intention to resign for good reason within 45 days of the first occurrence of the event or action which constitutes good reason. The Company then has 30 days to cure such event giving rise to good reason. Mr. Whiting’s failure to object to an event or action that constituted good reason within such 45 day period will preclude him from alleging that such event constituted good reason following this period.

•	Voluntary Termination; Expiration. If Mr. Whiting voluntarily terminates his employment without good reason or the term of his employment agreement expires, the Company will pay to Mr. Whiting his full base salary plus housing, transportation and travel allowances through the date of termination at the rate in effect at the time of termination. For the details of Mr. Whiting’s salary, see the description of Mr. Whiting’s employment agreement under “Employment Agreements.”

Assuming Mr. Whiting’s employment was terminated under each of these circumstances on December 31, 2008, and without taking into account any value assigned to Mr. Whiting’s covenant not to compete, such payments and benefits would have had an estimated value of:

Value of Accelerated
Equity and Performance
Awards ($)
	Base	Time	Performance
	Salary ($)	Based	Based	Other ($)		Total ($)

With Cause; Death; Disability(1)	$—	$—	$—	$—		$—
Without Cause or For Good Reason	212,500	—	—	67,516	(2)	280,016
Voluntary Termination; Expiration of Employment Agreement	—	—	—	—		—

(1)	We would have no further obligation to Mr. Whiting except to pay for all accrued but unpaid base salary plus housing, transportation and travel allowances through the date of termination.

(2)	Includes $60,000 of house and travel allowances and $7,516 relating to our medical or health and accident arrangements.

Raymond H. (Scott) McDowell

Under Mr. McDowell’s employment agreement with PAIC, PAIC may terminate Mr. McDowell’s employment with or without cause, or upon his death or disability.

•	Termination by PAIC for Cause, Termination by Death or Disability. If Mr. McDowell’s employment is terminated because of death, disability, Mr. McDowell’s resignation (other than as a result of PAIC’s failure to offer a reasonable relocation package due to PAIC’s relocation) or for cause, Mr. McDowell would not be entitled to any separation payments.

Under Mr. McDowell’s employment agreement, “cause” means (i) Mr. McDowell substantially failing to perform his duties after notice from PAIC and failure to cure such violation within 10 days of the notice (to the extent our Board of Directors reasonably determines such failure to perform is curable and subject to notice) or violating any of our material policies, including our corporate governance and ethics guidelines, conflicts of interests policies and code of conduct applicable to all of our employees and senior executives, (ii) the engaging by Mr. McDowell in any malfeasance, fraud, dishonesty or gross misconduct adverse to our interests, (iii) the material violation by Mr. McDowell of certain provisions of his employment agreement or share/option agreements after notice from PAIC and a failure to cure such violation within 10 days of the notice, (iv) a breach by Mr. McDowell of any representation or warranty in his employment agreement or share/option agreements, (v) the determination by PAIC’s Board of Directors that Mr. McDowell has exhibited incompetence or gross negligence in the performance of his duties, (vi) receipt of a final written directive or order of any governmental body or entity having jurisdiction over us requiring termination or removal of Mr. McDowell, or (vii) Mr. McDowell being charged with a felony or other crime involving moral turpitude.

Under his employment agreement, “disabled” means that Mr. McDowell is disabled as certified by a licensed physician selected by us and is unable to perform or complete his duties for a period of 180 consecutive days or 180 days within any twelve-month period.

•	Termination by PAIC Without Cause or Termination by the Executive for Good Reason. If PAIC terminates Mr. McDowell without cause or he resigns as a result of the relocation of PAIC’s principal executive offices or the business relocation of Mr. McDowell (in both cases without us offering Mr. McDowell a reasonable relocation package), Mr. McDowell is entitled to severance pay of 12 months, payable monthly, and subject to the execution of a general release and further adjustment for the equity compensation package granted to him. During this severance period, we are also obligated to maintain any medical, health, and accident plan or arrangement in which Mr. McDowell participates until the earlier of the end of the severance period or

Mr. McDowell becoming eligible for coverage by another employer and subject to Mr. McDowell continuing to bear his share of coverage costs.

•	Change in Control. All of Mr. McDowell’s unvested options become vested upon a change in control of our company. For the details of the Executive’s options, see the description of the Executive’s employment agreement under “Employment Agreements.”

Assuming Mr. McDowell’s employment was terminated under each of these circumstances on December 31, 2008, and without taking into account any value assigned to Mr. McDowell’s covenant not to compete, such payments and benefits would have had an estimated value of:

		Value of Accelerated
		Equity and Performance
		Awards ($)
	Base	Time	Performance	Restricted
	Salary ($)	Based	Based	Stock	Other ($)		Total ($)

With Cause; Death; Disability; Voluntary Termination(1)	$—	$—	$—	$—	$—		$—
Without Cause or For Good Reason	300,000	—	—	—	16,881	(2)	316,881
Change in Control(3)	—	(4)	(4)	128,100	—		128,100

(1)	We would have no further obligation to Mr. McDowell except to pay him for all accrued but unpaid base salary through the termination date.

(2)	The present value of medical and dental benefits was used to calculate this amount.

(3)	Assumes continued employment following a change in control. If Mr. McDowell were to be terminated without cause following a change in control, Mr. McDowell would be entitled to the severance set forth above in “Without Cause or For Good Reason.”

(4)	Although unvested options vest immediately upon a change in control, as of December 31, 2008, the options were “out of the money.” Therefore, no amount would be recognized.

Richard S. March

UNIC elected not to renew the Mr. March’s employment agreement as of December 31, 2008. As Mr. March had otherwise performed satisfactorily, he will receive, conditioned upon execution of a general release and compliance with post-termination obligations, monthly payments of his base salary until the earlier of six months following the date of termination or the commencement of full-time employment with another employer. For the details of the Executive’s salary, see the description of the Executive’s employment agreement under “Employment Agreements.”

Mr. March’s employment agreement expired as of December 31, 2008. Without taking into account any value assigned to Mr. March’s covenant not to compete, such payments and benefits have an estimated value of:

		Value of Accelerated
		Equity and Performance
		Awards ($)
	Base	Time	Performance
	Salary ($)	Based	Based	Other ($)	Total ($)

Expiration of Employment Agreement	$186,300	—	—	—	$186,300

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plans as of December 31, 2008:

Number of Securities
	Number of Shares to be	Weighted-Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by shareholders	888,495	$17.48	2,737,262
Equity compensation plans not approved by shareholders	—	—	—
Total	888,495	17.48	2,737,262

(1)	Does not include shares reflected in the column entitled “Number of shares to be issued upon exercise of outstanding options, warrants and rights.” In addition, 793,144 restricted shares have been awarded or purchased under our Share Incentive Plan, of which 161,730 were forfeited and returned to the Share Incentive Plan. 742,829 shares have been issued due to the exercise of options.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or was during 2008 an employee or an officer of United America Indemnity, Ltd. or its subsidiaries. No executive officer of United America Indemnity, Ltd. served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of our Board of Directors or the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Principal Shareholders and Security Ownership of Management

The table on the following page sets forth certain information concerning the beneficial ownership of our common shares as of February 25, 2009, including the percentage of our total voting power such shares represent on an actual basis, by:

•	each of our executive officers;

•	each of our directors;

•	each holder known to us to hold beneficially more than 5% of any class of our shares; and

•	all of our executive officers and directors as a group.

As of February 25, 2009, the following share capital of United America Indemnity, Ltd. was issued and outstanding:

•	25,053,506 Class A common shares; and

•	12,687,500 Class B common shares, each of which is convertible at any time at the option of the holder into one Class A common share.

Based on the foregoing, and assuming each Class B common share is converted into one Class A common share, as of February 25, 2009, there would have been 37,741,006 Class A common shares issued and outstanding.

Except as otherwise set forth in the footnotes to the table, each beneficial owner has the sole power to vote and dispose of all shares held by that beneficial owner.

Principal Shareholders and Security Ownership of Management(1)

	Class A		Class B		% Total	% As-Converted
	Common Shares		Common Shares		Voting Power (2)	Ownership (3)
Name and Address of Beneficial Owner**	Shares	%	Shares	%	%	%

Fox Paine & Company(4)	14,310,226	45.1%	12,687,500	100%	88.1%	45.1%
Hotchkis & Wiley Capital Management(5)	1,910,062	10.0%	—	—	1.3%	6.0%
Pzena Investment Management, LLC(6)	1,507,283	7.9%	—	—	1.0%	4.7%
Essex Equity Capital Management, LLC(7)	1,175,641	6.2%	—	—	—	3.7%
Corbyn Investment Management Inc.(8)	1,109,972	5.8%	—	—	—	3.5%
Bank of America Corp.(9)	1,017,311	5.3%	—	—	—	3.2%
Saul A. Fox(10)	278,044	1.5%	—	—	—	—
Larry A. Frakes(11)	128,830	—	—	—	—	—
Richard S. March(12)	73,907	—	—	—	—	—
J. Scott Reynolds(13)	96,981	—	—	—	—	—
Stephen A. Cozen	29,666	—	—	—	—	—
Thomas M. McGeehan(14)	24,340	—	—	—	—	—
Raymond H. McDowell(15)	17,827	—	—	—	—	—
James R. Kroner(16)	13,347	—	—	—	—	—
Seth J. Gersch	11,151	—	—	—	—	—
Michael J. Marchio	11,118	—	—	—	—	—
David J. Myers	10,816	—	—	—	—	—
Chad A. Leat(17)	1,342	—	133	—	—	—
Kevin L. Tate(18)	1,050	—	—	—	—	—
Robert S. Fleischer	—	—	—	—	—	—
David R. Whiting	—	—	—	—	—	—
All directors and executive officers as a group (consists of 15 persons)(19)	732,281	3.8%	133	—	—	2.3%

*	The percentage of shares beneficially owned does not exceed 1%.

**	Unless otherwise indicated, the address for each beneficial owner is c/o United America Indemnity, Ltd., Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9002, Cayman Islands.

(1)	The numbers of shares set forth in these columns are calculated in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934. As a result, these figures assume the exercise or conversion by each beneficial owner of all securities that are exercisable or convertible within 60 days of February 25, 2009. In particular, Class A common shares that may be acquired by a particular beneficial owner upon the conversion of Class B common shares are deemed to be outstanding for the purpose of computing the percentage of the Class A common shares owned by such beneficial owner but are not deemed to be outstanding for the purpose of computing the percentage of the Class A common shares owned by any other beneficial owner.

(2)	The percentages in this column represent the percentage of the total outstanding voting power of United America Indemnity, Ltd. that the particular beneficial owner holds. The numerator used in this calculation is the total votes to which each beneficial owner is entitled, taking into account that each Class B common share has ten votes, and the denominator is the total number of votes to which all outstanding shares of United America Indemnity, Ltd. are entitled less the shares the Company repurchased as part of its share repurchase programs, again taking into account that each Class B common share has ten votes.

(3)	The percentages in this column represent the percentage of the total outstanding share capital of United America Indemnity, Ltd. that a particular beneficial owner holds on an as-converted basis, assuming that each Class B common share is converted into one Class A common share. As of February 25, 2009, there were 37,741,006 Class A common shares outstanding on an as-converted basis. The numerator used in this calculation is the total number of Class A common shares each beneficial owner holds on an as-converted basis and the denominator is the total number of Class A common shares on an as-converted basis less the shares the Company repurchased as part of its share repurchase programs.

(4)	The security holders are: U.N. Holdings (Cayman), Ltd.; and U.N. Co-Investment Fund I (Cayman), L.P.; U.N. Co-Investment Fund II (Cayman), L.P.; U.N. Co-Investment Fund III (Cayman), L.P.; U.N. Co-Investment Fund IV (Cayman), L.P.; U.N. Co-Investment Fund V (Cayman), L.P.; U.N. Co-Investment Fund VI (Cayman), L.P.; U.N. Co-Investment Fund (Cayman) VII, L.P.; U.N. Co-Investment Fund VIII (Cayman), L.P.; and U.N. Co-Investment Fund IX (Cayman), L.P. (collectively, the “Co-Investment Funds”). A majority of the outstanding share capital of U.N. Holdings (Cayman), Ltd. is held by Fox Paine Capital Fund II International, L.P. The sole managing general partner of Fox Paine Capital Fund II International, L.P. is Fox Paine Capital International Fund GP, L.P. The sole general partner of Fox Paine Capital International Fund GP, L.P. is Fox Paine International GP, Ltd. As a result, each of Fox Paine Capital Fund II International, L.P., Fox Paine Capital International Fund GP, L.P., and Fox Paine International GP, Ltd. may be deemed to control U.N. Holdings (Cayman), Ltd. The sole general partner of each of the Co-Investment Funds is Fox Paine Capital Co-Investors International GP, Ltd., which, together with Fox Paine Capital International Fund GP, L.P., as its sole shareholder, and Fox Paine International GP, Ltd., as the sole general partner of Fox Paine Capital International Fund GP, L.P., may be deemed to control such funds. In addition, pursuant to a management agreement with Fox Paine Capital International GP, Ltd. and Fox Paine Capital Fund II International, L.P., Fox Paine & Company, LLC acts as the investment advisor for certain of the security holders and, consequently, may be deemed to be the indirect beneficial owner of such securities. Fox Paine International GP, Ltd., as the general partner of Fox Paine Capital International Fund GP, L.P., may terminate that management agreement at any time in its sole discretion. Fox Paine International GP, Ltd. disclaims ownership of any securities that Fox Paine Capital International Fund GP, L.P. may beneficially own to the extent of any partnership interests in Fox Paine Capital International Fund GP, L.P. that persons other than Fox Paine International GP, Ltd. hold. Fox Paine Capital International Fund GP, L.P., in turn, disclaims ownership of any securities that Fox Paine Capital Fund II International, L.P. and Fox Paine Capital Co-Investors International GP, Ltd. may beneficially own to the extent of any partnership or share capital interests in Fox Paine Capital Fund II International, L.P. and Fox Paine Capital Co-Investors International GP, Ltd., respectively, that persons other than Fox Paine Capital International Fund GP, L.P. hold. Fox Paine Capital Fund II International, L.P. disclaims ownership of any securities that U.N. Holdings (Cayman), Ltd. beneficially owns to the extent of any share capital interests in U.N. Holdings (Cayman), Ltd. that persons other than Fox Paine Capital Fund II International, L.P. hold. Fox Paine Capital Co-Investors International GP, Ltd. disclaims ownership of any securities that the Co-Investment Funds beneficially own to the extent of any partnership interests in the Co-Investment Funds that persons other than Fox Paine Capital Co-Investors International GP, Ltd. hold. Fox Paine & Company, LLC disclaims ownership of any securities that it or any of the foregoing security holders may beneficially own.

(5)	Based on information provided pursuant to an amended Schedule 13G filed with the Securities and Exchange Commission on February 13, 2009, which reported that Hotchkis and Wiley Capital Management, LLC (“Hotchkis”), an investment advisor, has sole dispositive power as to 1,910,062 shares, has sole dispositive power as to 951,443 shares and has no shared voting power over the remaining shares. The address for Hotchkis is 725 S. Figueroa Street, 39th Floor, Los Angeles, California 90017.

(6)	Based on information provided pursuant to an amended Schedule 13G filed on February 17, 2009 with the Securities and Exchange Commission, which reported that Pzena Investment Management, LLC (“Pzena”), an investment advisor, has sole dispositive power as to 1,507,283 shares, has the power to direct the vote of 1,171,126 shares and has no shared voting power over the remaining shares. The address for Pzena is 120 West 45th Street, 20th Floor, New York, NY 10036.

(7)	Based on information provided pursuant to a Schedule 13G filed on February 17, 2009 with the Securities and Exchange Commission, which reported that Essex Equity Capital Management, LLC (“Essex”), an investment advisor, has sole dispositive power and power to direct the vote of 1,175,641 shares. Essex is the investment advisor, manager, and control person of Essex Equity Strategic Opportunities Fund A, LLC and Essex Equity Strategic Opportunities Fund B, LLC. Essex Equity Joint Investment Vehicle, LLC, the security holder of the securities identified herein, acts and holds such securities as agent for Essex Equity Strategic Opportunities Fund A and Essex Equity Strategic Opportunities Fund B. The address for Essex is 95 Morton Street, Ground Floor, New York, NY 10014.

(8)	Based on information provided pursuant to a Schedule 13G filed on January 20, 2009 with the Securities and Exchange Commission, which reported that Corbyn Investment Management, Inc. (“Corbyn”), a group consisting of an investment adviser and an investment company, has sole dispositive power and power to direct the vote of 1,109,972 shares. Of these shares, an investment company, Greenspring Fund, Inc., has sole dispositive power and power to direct the vote of 680,361 shares. Corbyn, as the investment adviser, has sole dispositive power and power to direct the vote of 429,511 shares. The address for Corbyn is Suite 108, 2330 W. Joppa Road, Lutherville, MD 21093.

(9)	Based on information provided pursuant to a Schedule 13G filed on February 13, 2009 with the Securities and Exchange Commission, which reported that Bank of America Corporation (“Bank of America”), a parent holding company, has shared dispositive power as to 1,017,311 shares, and the power to direct the shared vote of 982,217 shares. The joint ownership of shares and voting power are held by the following companies: Bank of America Corporation, NB Holdings Corporation, BAC North America Holding Company, BANA Holding Corporation, Bank of America N.A., Columbia Management Group, LLC, Columbia Management Advisors, LLC, Banc of America Securities Holdings Corporation, Banc of America Securities LLC, and Banc of America Investment Advisors, Inc. Each company listed has its principal business office at 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255.

(10)	Mr. Fox is a shareholder of Fox Paine International GP, Ltd., which acts through its board of directors, which includes Mr. Fox. In addition, Mr. Fox is a member of Fox Paine & Company, LLC. Mr. Fox disclaims beneficial ownership of all shares held by U.N. Holdings (Cayman), Ltd. and each of the Co-Investment Funds, except to the extent of his indirect pecuniary interest in such shares through ownership of such entities.

(11)	Includes 62,355 Class A common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days.

(12)	Includes 105,000 Class A common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days and is based on the most recent information available from our transfer agent.

(13)	Includes 150 Class A common shares purchased in the name of Mr. Reynolds’ children and deposited in custodial accounts for the benefit of the children. Mr. Reynolds disclaims beneficial ownership of all shares held in these custodial accounts, except to the extent of his indirect pecuniary interest in such shares through the management of his children’s custodial accounts.

(14)	Includes 18,000 Class A common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days.

(15)	Includes 5,000 Class A common shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days.

(16)	Includes 11,347 Class A common shares held by Gray Fox Capital LLC, of which Mr. Kroner is the President and sole member and to whom Mr. Kroner has assigned his right to receive payment for his service as a Director.

(17)	Mr. Leat owns an approximate .5357% limited partner interest in a limited partnership that holds the Class A common shares and Class B common shares.

(18)	Information is based on the most recent information available from our transfer agent.

(19)	Includes 190,355 Class A common shares issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Audit Committee of our Board of Directors is responsible for reviewing related party transactions and making recommendations with respect to related party transactions to our Board of Directors for its formal approval. If a member of the Audit Committee or our Board of Directors is a party to the transaction, he will not vote on the approval of the transaction.

Generally, the transactions reviewed by the Audit Committee are all transactions with related parties, including those transactions that are required to be disclosed in our proxy statement or in the notes to our audited financial statements. A “related party” includes any executive officer, director, nominee for director or holder of more than 5% of our Class A common shares, any immediate family member of those persons and any entity that is owned or controlled by any of the foregoing persons or any entity in which such a person is an executive officer.

The Charter of our Audit Committee provides that the Audit Committee shall (a) review and discuss with management all related party transactions that are relevant to an understanding of our financial statements, and (b) any of our material financial or non-financial arrangements that do not appear in our financial statements and (c) make recommendations to our Board of Directors with respect to related party transactions. In addition, management prepares a report that is provided to our Board of Directors at each of their meetings, which details each related party transaction that was entered into since the prior meeting and the status of each related party transaction that is currently active.

Our Relationship with Fox Paine & Company

As used herein, unless the context requires otherwise, the term “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds.

Shareholders Agreement

The material terms of the Amended and Restated Shareholders Agreement dated as of December 15, 2003, as further amended by Amendment No. 1 to the Amended and Restated Shareholders Agreement dated as of April 10, 2006, among United National Group, Ltd. (now United America Indemnity, Ltd.), Fox Paine & Company and the Ball family trusts (the “Shareholders Agreement”), are described below.

Board Composition

The Shareholders Agreement provides that our Board of Directors shall be comprised of no fewer than seven directors. Fox Paine & Company has the right to nominate no fewer than five of the members of the Board of Directors. Fox Paine & Company nominated Saul A. Fox, Stephen A. Cozen, Seth J. Gersch, James R. Kroner and Michael J. Marchio for election as directors at the 2009 Annual General Meeting pursuant to its rights under the Shareholders Agreement.

Termination

Certain material terms of the Shareholders Agreement will terminate when Fox Paine & Company ceases to hold at least 25% of our fully diluted outstanding common shares. All terms of the Shareholders Agreement will terminate upon completion of any transaction that results in Fox Paine & Company and the Ball family trusts owning in the aggregate less than a majority of the voting power of the entity surviving such transaction.

Management Agreement

On September 5, 2003, as part of the acquisition of Wind River Investment Corporation, we entered into a management agreement with Fox Paine & Company and The AMC Group, L.P., an affiliate of the Ball family trusts (the “Management Agreement”). In the Management Agreement, we agreed to pay to Fox Paine & Company an initial management fee of $13.2 million for the year beginning on September 5, 2003, which was paid on September 5, 2003, and thereafter an annual management fee of $1.2 million subject to certain adjustments. We likewise agreed to pay to The AMC Group, L.P. an annual management fee of $0.3 million subject to certain adjustments.

On May 25, 2006, we entered into Amendment No. 1 to the Management Agreement with Fox Paine & Company and Wind River Holdings, L.P., formerly The AMC Group, L.P. (“Amendment No. 1”). Amendment No. 1 terminates the services provided to us by Wind River Holdings. L.P. as of May 25, 2006. In connection with our ongoing operations, we agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. We believe this fee represents fair value for the services rendered to us by Fox Paine & Company. In exchange for the management fee, Fox Paine & Company continues to assist us and our affiliates with strategic planning, budgets and financial projections and assist us and our affiliates in identifying possible strategic acquisitions and in recruiting qualified management personnel. Fox Paine & Company also consults with us and our affiliates on various matters including tax planning, public relations strategies, economic and industry trends and executive compensation.

Fox Paine & Company will continue to provide management services under this agreement until it no longer holds any equity investment in us or we agree with Fox Paine & Company to terminate this management relationship. In connection with the Management Agreement and Amendment No. 1, we continue to indemnify Fox Paine & Company and Wind River Holdings, L.P. against various liabilities that may arise as a result of the management services they will or have provided us. We also continue to reimburse Fox Paine & Company for expenses incurred in providing management services.

In November 2008, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company pursuant to the Management Agreement. The management fees cover the period from September 5, 2008 through September 4, 2009 and will be recognized ratably over that period.

Investment with Fox Paine & Company

We are a limited partner in Fox Paine Capital Fund II, L.P. and Fox Paine Capital Fund II International, L.P., investment funds managed by Fox Paine & Company. The investment pre-dated the September 5, 2003 acquisition of us by Fox Paine & Company. Our interest in these partnerships is valued, as of December 31, 2008, at $6.8 million, and we had a remaining capital commitment to these partnerships of approximately $3.8 million.

Other Transactions with Fox Paine & Company

In 2008, 2007, and 2006, we directly reimbursed Fox Paine & Company $0.1 million, $0.3 million, and $0.2 million, respectively, for expenses incurred in providing management services. On October 4, 2006, we paid Fox Paine & Company a fee of $0.5 million for investment banking services provided in connection with the sale of substantially all of the assets of Penn Independent Corporation, an indirect wholly-owned subsidiary of the United America Indemnity, Ltd.

Certain Other Relationships and Related Transactions

In 2008, 2007, and 2006, we paid $1.1 million, $1.3 million, and $0.2 million, respectively, to Cozen O’Connor for legal services rendered. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of our Board of Directors.

Item 14.	Principal Accounting Fees and Services

Information Regarding Our Independent Auditor

The following table shows the fees that were billed to us by PricewaterhouseCoopers LLP (“PwC”) for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007.

Fee Category	2008	2007

Audit Fees	$1,046,270	$1,138,700
Audit-Related Fees	—	—
Tax Fees	251,827	270,577
All Other Fees	9,500	11,500

Total Fees	$1,307,597	$1,420,777

Audit Fees

This category includes fees for the audit of our annual financial statements and review of interim quarterly financial statements included on our quarterly reports on Form 10-Q and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not included above under “Audit Fees.” This category would include fees for services in connection with audits of our 401(k) plans and review of our registration statements and prospectuses. For 2008 and 2007, no fees were paid to PwC for such services.

Tax Fees

This category includes fees for tax compliance, tax advice, and tax planning. The services provided included tax advice and assistance with tax compliance and reporting to federal, state and foreign taxing authorities.

All Other Fees

This category includes fees for products and services provided by PwC that are not included in the categories described above. For 2008 and 2007, the amount of “All Other Fees” consists of fees for on-line accounting research services and compensation surveys, as well as consulting work surrounding the amalgamation of our Bermuda and Barbados insurance entities.

Pre-Approval of Services

To ensure that our independent auditor maintains the highest level of independence, the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditor. The Audit Committee preapproved 100% of the fees for non-audit services performed by PwC during the year ended December 31, 2008. To assure that the provision of these services does not impair the independence of the independent auditor, unless a type of service to be provided by the independent auditor has been pre-approved in accordance with the Audit Committee Pre-Approval Policy, the Audit Committee’s separate pre-approval is required. Any proposed services exceeding the pre-approved cost levels set forth in the Audit Committee Pre-Approval Policy require the Audit Committee’s separate pre-approval. The Audit Committee Pre-Approval Policy only applies to services provided to us by our independent auditor; it does not apply to similar services performed by persons other than our independent auditor. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will at least annually, or more often as it deems necessary in its judgment, reassess and revise the Audit Committee Pre-Approval Policy. The Audit Committee most recently reassessed and approved its Audit Committee Pre-Approval Policy in October 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The Financial Statements listed in the accompanying index on page 76 are filed as part of this report.

(2) The Financial Statement Schedules listed in the accompanying index on page 76 are filed as part of this report.

(3) The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.		Description

2.1		Amended and Restated Investment Agreement, dated as of September 5, 2003, by and among U.N. Holdings (Cayman), Ltd., United National Group, Ltd., United America Indemnity Group, Inc., U.N. Holdings LLC, U.N. Holdings Inc., Wind River Investment Corporation and certain Trusts Listed on Schedule A thereof (incorporated herein by reference to Exhibit 2.1 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
2.2		Agreement and Plan of Merger, dated as of October 14, 2004, by and among Penn-America Group, Inc., United National Group, Ltd., United America Indemnity Group, Inc. and Cheltenham Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 15, 2004).
2.3		Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Penn Independent Corporation, the Shareholders named therein and the Shareholders’ representative (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated October 15, 2004).
2.4		Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company and Irvin Saltzman (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K dated October 15, 2004).
2.5		Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Jon S. Saltzman and Joanne Lynch Saltzman (incorporated herein by reference to Exhibit 2.4 of our Current Report on Form 8-K dated October 15, 2004).
3.1		Amended and Restated Memorandum and Articles of Association of United America Indemnity, Ltd. (incorporated herein by reference to Exhibit 4.1 of our Registration Statements on Form S-8 (Registration No. 333-122569) filed on February 4, 2005).
4.1		Note and Guarantee Agreement dated July 20, 2005, among United America Indemnity Group, Inc., United America Indemnity, Ltd. and the Investors named therein (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).
4.2		Form of 6.22% Guaranteed Senior Note due 2015 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).
4.3		Form of Specimen Certificate for Registrant’s Class A Common Shares (incorporated herein by reference to Exhibit 4.3 of Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 15, 2003).
10.1		Amended and Restated Shareholders Agreement dated December 15, 2003, by and among United National Group, Ltd., U.N. Holdings (Cayman) Ltd. and those trusts signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.2		Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of April 10, 2006, by and among United America Indemnity, Ltd., U.N. Holdings (Cayman) Ltd., those co-investment funds signatory thereto and those trust signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 20, 2006).
10	.3*	Management Shareholders Agreement, dated as of September 5, 2003, by and among United National Group, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

Exhibit No.		Description

10	.4*	Amendment to Management Shareholders’ Agreement, dated as of January 1, 2006, by and among United America Indemnity, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 12, 2006).
10	.5*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P., with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.6*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 1, 2006).
10	.7*	United National Group, Ltd. Share Incentive Plan and Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.4 of Amendment No 2. to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).
10	.8*	Amendment No. 2 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 9, 2005).
10	.9*	Amendment No. 3 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2006).
10	.10*	Amendment No. 4 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10 of our Current Report on Form 8-K filed on May 31, 2007).
10	.11*	Amendment No. 5 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10 of our Current Report on Form 8-K filed on January 31, 2008).
10	.12*	Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 9, 2005).
10	.13*	Amendment No. 1 to the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 1, 2006).
10	.14*	Employment Agreement for Larry A. Frakes, dated May 10, 2007 (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 10, 2007).
10	.15*	Amended and Restated Employment Agreement for Larry A. Frakes, dated February 5, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 8, 2008).
10	.16*	Executive Employment Agreement, dated as of April 1, 2006, between Wind River Insurance Company (Bermuda), Ltd. and David R. Whiting (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 17, 2006).
10	.17*	Amended and Restated Executive Employment Agreement, dated January 1, 2005, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 12, 2005).
10	.18*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 12, 2006).
10	.19*	Amended and Restated Executive Agreement, dated January 1, 2005, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 12, 2005).
10	.20*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 12, 2006).
10	.21*	Executive Employment Agreement, dated August 9, 2007, between Penn-America Insurance Company and Raymond H. McDowell (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 15, 2007.

Exhibit No.		Description

10	.22*+	Executive Employment Agreement, dated July 28, 2008, between United National Insurance Company and J. Scott Reynolds.
10	.23*+	Amendment No. 1 to Executive Employment Agreement, dated as of July 30, 2008, between United National Insurance Company and J. Scott Reynolds.
21	.1+	List of Subsidiaries.
23	.1+	Consent of PricewaterhouseCoopers LLP.
31	.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United America Indemnity, Ltd.

By:	/s/ Larry A. Frakes
Name:     Larry A. Frakes

Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 10, 2009.

Signature	Title

/s/ Saul A. Fox Saul A. Fox	Chairman and Director

/s/ Larry A. Frakes Larry A. Frakes	President, Chief Executive Officer, and Director

/s/ Thomas M. McGeehan Thomas M. McGeehan	Principal Financial and Accounting Officer

/s/ Stephen A. Cozen Stephen A. Cozen	Director

/s/ Robert S. Fleischer Robert S. Fleischer	Director

/s/ Seth J. Gersch Seth J. Gersch	Director

/s/ James R. Kroner James R. Kroner	Director

/s/ Chad A. Leat Chad A. Leat	Director

/s/ Michael J. Marchio Michael J. Marchio	Director

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES
(In thousands)

	As of December 31,
	2008
			Amount
			Included in the
	Cost *	Value	Balance Sheet

Type of Investment:
Bonds:
United States Government and government agencies and authorities	$135,457	$152,777	$152,777
States, municipalities, and political subdivisions	241,457	243,030	243,030
Mortgage-backed and asset-backed securities	548,772	545,079	545,079
Public utilities	31,262	30,840	30,840
All other corporate bonds	214,154	211,965	211,965
Other bonds	21,283	21,283	21,283

Total bonds	1,192,385	1,204,974	1,204,974

Equity securities:
Common stocks:
Public utilities	3,033	3,167	3,167
Banks, trusts and insurance companies	9,951	10,166	10,166
Industrial and miscellaneous	33,332	37,280	37,280
Non-redeemable preferred stock	4,665	4,665	4,665

Total equity securities	50,981	55,278	55,278

Other long-term investments	24,840	46,672	46,672

Total investments	$1,268,206	$1,306,924	$1,306,924

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(Dollars in thousands, except per share data)

	As of	As of
	December 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$203	$4,901
Equity in unconsolidated subsidiaries(1)	691,006	886,697
Due from affiliates	—	138
Other assets	1,034	1,556

Total assets	$692,243	$893,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Note payable to affiliate(1)	$54,747	$56,000
Due to affiliates	1,378	—
Other liabilities	4,125	1,016

Total liabilities	60,250	57,016

Commitments and contingencies	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 25,032,618 and 24,770,507, respectively; Class A common shares outstanding: 19,013,462 and 22,316,420, respectively; Class B common shares issued and outstanding: 12,687,500	4	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	524,345	519,980
Accumulated other comprehensive income, net of tax	25,108	40,172
Retained earnings	182,982	324,542
Class A common shares in treasury, at cost:
6,019,156 and 2,454,087 shares, respectively	(100,446)	(48,422)

Total shareholders’ equity	631,993	836,276

Total liabilities and shareholders’ equity	$692,243	$893,292

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Statement of Operations and Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2008	2007

Revenues:
Total revenues	$90	$115
Expenses:
Other expenses	11,025	9,701

Loss before equity in earnings (loss) of unconsolidated subsidiaries	(10,935)	(9,586)
Equity in earnings (loss) of unconsolidated subsidiaries(1)	(130,625)	108,503

Net income (loss)	(141,560)	98,917

Other comprehensive income (loss), net of tax:
Equity in other comprehensive income (loss) of unconsolidated subsidiaries	(15,064)	17,888

Other comprehensive income (loss), net of tax	(15,064)	17,888

Comprehensive income (loss), net of tax	$(156,624)	$116,805

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Statement of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(141,560)	$98,917
Adjustments to reconcile net income to net cash used for operating activities:
Equity in loss (earnings of unconsolidated subsidiaries	130,625	(108,503)
Restricted stock and stock options	3,415	2,698
Change in:
Due to affiliates	1,516	8,373
Other assets and liabilities	3,631	(3,182)
Other — net	2	(6)

Net cash used for operating activities	(2,371)	(1,703)

Cash flows from investing activities:
Dividends from subsidiaries(1)	50,000	—

Net cash provided by investing activities	50,000	—

Cash flows from financing activities:
Issuance of common shares	—	1,002
Proceeds from exercise of stock options	1,041	1,902
Excess tax benefit (expense) from share-based compensation plans	(91)	406
Purchase of Class A common shares	(52,024)	(48,422)
Payment of note to related party	(1,253)	50,000

Net cash provided by (used for) financing activities	(52,327)	4,888

Net change in cash and equivalents	(4,698)	3,185
Cash and cash equivalents at beginning of period	4,901	1,716

Cash and cash equivalents at end of period	$203	$4,901

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in thousands)

		Future
		Policy Benefits,
	Deferred Policy	Losses, Claims And	Unearned	Other Policy and
Segment	Acquisition Costs	Loss Expenses	Premiums	Benefits Payable

At December 31, 2008:
Insurance Operations	$33,737	$1,481,793	$138,796	$—
Reinsurance Operations	997	24,636	10,881	—

At December 31, 2007:
Insurance Operations	$49,186	$1,496,344	$214,800	—
Reinsurance Operations	3,319	6,893	13,563	—

At December 31, 2006:
Insurance Operations	$60,086	$1,702,010	$283,265	—

		Benefits, Claims,
		Losses And	Amortization of
	Premium	Settlement	Deferred Policy	Net Written
Segment	Revenue	Expenses	Acquisition Costs	Premium

For the year ended December 31, 2008:
Insurance Operations	$374,174	$293,820	$(105,492)	$305,479
Reinsurance Operations	8,334	11,354	(3,390)	3,601

Total	$382,508	$305,174	$(108,882)	$309,080

For the year ended December 31, 2007:
Insurance Operations	$530,516	$295,624	$(139,503)	$478,274
Reinsurance Operations	5,807	3,617	(2,653)	12,261

Total	$536,323	$299,241	$(142,156)	$490,535

For the year ended December 31, 2006:
Insurance Operations	$546,469	$304,355	$(145,738)	$560,535

		Corporate
	Net	and Other
	Investment	Operating
Unallocated Corporate Items	Income	Expenses

For the year ended December 31, 2008	$67,830	$14,052
For the year ended December 31, 2007	77,341	11,691
For the year ended December 31, 2006	66,538	16,515

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE IV — REINSURANCE
EARNED PREMIUMS
(Dollars in thousands)

					Percentage
	Gross	Ceded to Other	Assumed from		of Amount
	Amount(1)	Companies	Other Companies	Net Amount	Assumed to Net

For the year ended December 31, 2008:
Property & Liability Insurance	$429,164	$74,877	$28,221	$382,508	7.4%
For the year ended December 31, 2007:
Property & Liability Insurance	$605,316	$81,691	$12,698	$536,323	2.4%
For the year ended December 31, 2006:
Property & Liability Insurance	$639,878	$95,784	$2,375	$546,469	0.4%

(1)	— Includes direct premiums written.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

	Balance at	Charged
	Beginning of	(Credited) to Costs	Charged (Credited)	Other	Balance at End
Description	Period	and Expenses	to Other Accounts	Deductions	of Period

For the year ended December 31, 2008:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,910	$(350)	$—	$—	$3,560
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	10,542	3,119	—	—	13,661
For the year ended December 31, 2007:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,987	$(690)	$613	$—	$3,910
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	20,667	(5,092)	(5,033)	—	10,542
For the year ended December 31, 2006:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,574	$348	$65	$—	$3,987
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	28,954	(7,786)	(501)	—	20,667

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS
(Dollars in thousands)

		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claim
	Acquisition	Adjustment	Discount If	Unearned
	Costs	Expenses	Any Deducted	Premiums

Consolidated Property & Casualty Entities:
As of December 31, 2008	$34,734	$1,506,429	$—	$149,677
As of December 31, 2007	52,505	1,503,237	—	228,363
As of December 31, 2006	60,086	1,702,010	—	283,265

						Paid Claims
		Net			Amortization of	and Claim
	Earned	Investment	Claims and Claim Adjustment Expense Incurred Related to		Deferred Policy	Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written

Consolidated Property & Casualty Entities:
For the year ended December 31, 2008	$382,508	$67,830	$270,242	$34,932	$(108,882)	$270,220	$309,080
For the year ended December 31, 2007	536,323	77,341	328,346	(29,105)	(142,156)	233,699	490,535
For the year ended December 31, 2006	546,469	66,538	319,927	(15,572)	(145,738)	208,304	560,535

Note: All of the Company’s insurance subsidiaries are 100% owned and consolidated.