Form 10-Q
period 2009-03-31
UNITED AMERICA INDEMNITY, LTD
filed 2009-05-11
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the registrant had outstanding 19,126,075 Class A Common Shares and 12,687,500 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;

2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., AIS, Emerald Insurance Company, which was dissolved on March 24, 2008, Penn-America Group, Inc., and our Insurance Operations;

3)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., United America Insurance Services, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;

4)	our “U.S. Insurance Companies” refers to the United National Insurance Companies and the Penn-America Insurance Companies;

5)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Companies, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;

6)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;

7)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;

8)	our “Insurance Operations” refers to the U.S. Insurance Operations;

9)	our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on March 31, 2006;

10)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Insurance Company (Barbados), Ltd. was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Insurance Company, Ltd.;

11)	our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd., which was dissolved on August 17, 2007.;

12)	our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance;

13)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;

14)	“United America Indemnity Group” refers to United America Indemnity Group, Inc.; 15) “AIS” refers to American Insurance Service, Inc.;

16)	“United National Group” refers to the United National Insurance Companies and Emerald Insurance Company;

17)	“Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies;

18)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

19)	“United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority;

20)	“Diamond State” refers to our product classification that includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority;

21)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II;

22)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

23)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

24)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,264,368 and $1,192,385)	$1,289,934	$1,204,974
Preferred shares:
Available for sale securities, at fair value (cost: $3,511 and $4,665)	3,351	4,665
Common shares:
Available for sale securities, at fair value (cost: $43,232 and $46,316)	43,433	50,613
Other invested assets
Available for sale securities, at fair value (cost: $3,042 and $19,689)	12,071	39,219
Securities classified as trading, at fair value (cost: $5,151 and $5,151)	7,660	7,453

Total investments	1,356,449	1,306,924

Cash and cash equivalents	218,222	292,604
Agents’ balances, net	67,817	57,117
Reinsurance receivables	642,554	679,277
Federal income taxes receivable	13,740	16,487
Deferred federal income taxes	27,160	32,532
Deferred acquisition costs	34,879	34,734
Intangible assets	9,291	9,309
Prepaid reinsurance premiums	20,277	23,960
Other assets	25,047	24,115

Total assets	$2,415,436	$2,477,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,446,974	$1,506,429
Unearned premiums	154,068	149,677
Ceded balances payable	15,523	25,165
Contingent commissions	6,017	6,695
Notes and debentures payable	121,783	121,845
Other liabilities	32,294	35,255

Total liabilities	1,776,659	1,845,066

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 25,113,108 and 25,032,618, respectively; Class A common shares outstanding: 19,080,380 and 19,013,462, respectively; Class B common shares issued and outstanding: 12,687,500	4	4
Additional paid-in capital	525,270	524,345
Accumulated other comprehensive income	23,974	25,108
Retained earnings	190,132	182,982
Class A common shares in treasury, at cost: 6,032,728 and 6,019,156 shares, respectively	(100,603)	(100,446)

Total shareholders’ equity	638,777	631,993

Total	$2,415,436	$2,477,059

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)
	Quarter Ended March 31,
	2009	2008
Revenues:
Gross premiums written	$99,188	$99,062

Net premiums written	$86,613	$81,964

Net premiums earned	$78,540	$113,057
Net investment income	22,177	17,786
Net realized investment gains (losses)	(8,596)	(1,070)

Total revenues	92,121	129,773

Losses and Expenses:
Net losses and loss adjustment expenses	47,740	76,650
Acquisition costs and other underwriting expenses	30,814	38,195
Corporate and other operating expenses	3,975	3,945
Interest expense	1,854	2,539

Income before income taxes	7,738	8,444
Income tax expense	723	561

Income before equity in net income (loss) of partnership	7,015	7,883
Equity in net income (loss) of partnership, net of tax	135	(443)

Net income	$7,150	$7,440

Per share data:

Net income:
Basic	$0.23	$0.21

Diluted	$0.23	$0.21

Weighted-average number of shares outstanding:
Basic	31,461,439	34,700,928

Diluted	31,507,123	34,953,554

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)
	Quarter Ended March 31,
	2009	2008

Net income	$7,150	$7,440

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during period	(7,455)	2,684
Recognition of previously unrealized holding losses	6,321	700
Other comprehensive income (loss), net of taxes	(1,134)	3,384

Comprehensive income, net of taxes	$6,016	$10,824

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Quarter Ended	Year Ended
	March 31, 2009	December 31, 2008
Number of Class A common shares issued:
Number at beginning of period	25,032,618	24,770,507
Common shares issued under share incentive plans	56,167	252,248
Common shares issued to directors	24,323	9,863

Number at end of period	25,113,108	25,032,618

Number of Class B common shares issued:
Number at beginning of period	12,687,500	12,687,500

Number at end of period	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3

Balance at end of period	$3	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1

Balance at end of period	$1	$1

Additional paid-in capital:
Balance at beginning of period	$524,345	$519,980
Share compensation plans	925	4,365

Balance at end of period	$525,270	$524,345

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$25,108	$40,172
Other comprehensive income (loss)	(1,134)	(15,064)

Balance at end of period	$23,974	$25,108

Retained earnings:
Balance at beginning of period	$182,982	$324,542
Net income (loss)	7,150	(141,560)

Balance at end of period	$190,132	$182,982

Number of Treasury Shares:
Number at beginning of period	6,019,156	2,454,087
Class A common shares purchased	13,572	3,565,069

Number at end of period	6,032,728	6,019,156

Treasury Shares, at cost:
Balance at beginning of period	$(100,446)	$(48,422)
Class A common shares purchased, at cost	(157)	(52,024)

Balance at end of period	$(100,603)	$(100,446)

Total shareholders’ equity	$638,777	$631,993

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Quarter Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$7,150	$7,440
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	20	66
Amortization and depreciation	18	252
Restricted stock expense	1,084	1,046
Deferred federal income taxes	5,944	596
Amortization of bond premium and discount, net	1,048	655
Net realized investment losses	8,596	1,070
Equity in net (income) loss of partnerships	(135)	443
Changes in:
Agents’ balances	(10,700)	7,479
Reinsurance receivables	36,723	29,701
Unpaid losses and loss adjustment expenses	(59,455)	(8,421)
Unearned premiums	4,391	(33,462)
Ceded balances payable	(9,642)	13
Other assets and liabilities, net	(3,316)	(6,553)
Contingent commissions	(678)	(3,882)
Federal income taxes receivable	2,747	(1,394)
Deferred acquisition costs	(145)	6,998
Prepaid reinsurance premiums	3,683	2,370

Net cash provided by (used for) operating activities	(12,667)	4,417

Cash flows from investing activities:
Proceeds from sale of bonds	68,403	70,694
Proceeds from sale of stocks	37,397	7,312
Proceeds from maturity of bonds	9,735	8,137
Proceeds from sale of other invested assets	16,699	—
Purchases of bonds	(156,660)	(33,058)
Purchases of stocks	(36,859)	(11,886)
Purchases of other invested assets	(52)	—

Net cash provided by (used for) investing activities	(61,337)	41,199

Cash flows from financing activities:
Proceeds from exercises of stock options	—	324
Tax expense associated with SFAS 123R	(159)	(43)
Purchases of Class A common shares	(157)	(6,137)
Principal payments of term debt	(62)	(71)

Net cash used for financing activities	(378)	(5,927)

Net change in cash and cash equivalents	(74,382)	39,689
Cash and cash equivalents at beginning of period	292,604	244,321

Cash and cash equivalents at end of period	$218,222	$284,010

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
The consolidated financial statements as of March 31, 2009 and 2008 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2009 and 2008 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
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
2. Investments
The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. In 2009 and 2008, the difference between amortized cost and fair value of these investments, excluding the Company’s convertible bond and preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and preferred stocks is included in income.
Bonds available for sale with an estimated fair market value of approximately $679.0 million and $681.4 million were deposited in trust or with various governmental authorities in accordance with statutory requirements at March 31, 2009 and December 31, 2008, respectively. These amounts include bonds with an estimated fair market value of $5.9 million at both March 31, 2009 and December 31, 2008 that are held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2009:

				Gross Unrealized Losses
			Cost or		Six	Between	Greater
	Number of	Estimated	Amortized		Months or	Seven Months	than One
(Dollars in thousands)	Securities	Fair Value	Cost	Total	Less	and One Year	Year (1)

Bonds	147	$293,293	$314,693	$21,400	$1,210	$6,746	$13,444
Preferred stock	1	170	338	168	168	—	—
Common stock	41	16,541	19,052	2,511	2,435	76	—

				$24,079	$3,813	$6,822	$13,444

(1)	At March 31, 2009, the Company had 50 bonds that were in an unrealized loss position for greater than one year. The estimated fair value and amortized cost of these securities were $87.0 million and $100.4 million, respectively. The Company has analyzed these securities and has determined that they are not other than temporarily impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.96% of these securities are investment grade.
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
Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of March 31, 2009 concluded the gross unrealized losses discussed above are not other than temporary impairments. Accordingly, these gross unrealized losses are recognized as a component of shareholders’ equity, net of taxes.
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
For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether (1) the issuer is in financial distress, (2) the investment is secured, (3) a significant credit rating action occurred, (4) scheduled interest payments were delayed or missed, and (5) changes in laws or regulations have affected an issuer or industry, (6) the investment has an unrealized loss and was identified by our Investment Manager as an investment to be sold before recovery or maturity, and (7) the investment failed EITF 99-20 testing, which is a cash flow projection test to determine if anticipated principal and interest payments will be realized. If the fair value of an investment falls below its cost and the decline is determined to be other than temporary, the amount of the decline is included in earnings as a realized loss in the period in which the impairment arose.
For equity securities, management carefully reviews securities with unrealized losses that have either (1) persisted for more than twelve consecutive months or (2) the value of the investment has been 20% or more below cost for six continuous months or more along with other factors to determine if the security should be impaired. For securities with significant declines in value for periods shorter than six months, the security is evaluated to determine if impairment is required.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company recorded the following other than temporary losses on its investment portfolio for the quarters ended March 31, 2009 and 2008:

	Quarter Ended March 31,
(Dollars in thousands)	2009	2008

Bonds	$1,882	$—
Common stock	592	79
Preferred stock	647	—

Total	$3,121	$79

The Company had approximately $2.9 million and $3.5 million worth of investment exposure through subprime and Alt-A investments as of March 31, 2009 and December 31, 2008, respectively. An Alt-A investment is one which is backed by a loan that contains insufficient documentation or background. As of March 31, 2009, approximately $1.1 million of those investments were rated AAA by Standard & Poor’s, $1.1 million were rated BBB- to AA+, $0.5 million were rated B, and $0.2 million were rated CCC. As of December 31, 2008, approximately $1.2 million of those investments were rated AAA by Standard & Poor’s, $1.8 million were rated BBB- to AA, and $0.5 million were rated BB+. Impairments on these investments were $0.0 million and $0.5 million during the quarter ended March 31, 2009 and the year ended December 31, 2008.
As of March 31, 2009, the Company held insurance enhanced municipal bonds of approximately $168.4 million, which represented approximately 10.7% of the Company’s total invested assets. These securities had an average rating of “AA.” Approximately $73.9 million of these bonds are pre-refunded with U.S. treasury securities, of which $55.4 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. (See table on next page.) Of the remaining $94.5 million of insurance enhanced municipal bonds, $26.1 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in millions)	with	without
Rating	Insurance	Insurance

AAA	$4.0	$—
AA	19.1	0.2
A	1.0	15.7
BBB	2.0	1.0
Rating Not Available	—	9.2

Total	$26.1	$26.1

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, is as follows:

				Exposure Net
			Govt	of Pre-refunded
(Dollars in millions)		Pre-refunded	Guaranteed	& Govt Guar
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$24.2	$9.3	$—	$14.9
Assured Guaranty Corp	0.4	—	—	0.4
Financial Guaranty Insurance Company	7.6	6.0	—	1.6
Financial Security Assurance, Inc.	46.0	17.3	—	28.7
Municipal Bond Insurance Association	63.1	19.3	—	43.8
Federal Housing Association	2.4	—	2.4	—
Federal National Housing Association	0.8	—	0.8	—
Govt National Housing Association	1.5	1.2	0.3	—
Permanent School Fund Guaranty	3.9	2.3	1.6	—

Total backed by financial guarantors	149.9	55.4	5.1	89.4
Other credit enhanced municipal bonds	18.5	18.5	—	—

Total	$168.4	$73.9	$5.1	$89.4

In addition to the $168.4 million of insurance enhanced municipal bonds, the Company also held unrated insurance enhanced asset-backed and credit securities with a market value of approximately $19.2 million, which represented approximately 1.2% of the Company’s total invested assets. The financial guarantors of the Company’s $19.2 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($1.1 million), Municipal Bond Insurance Association ($11.8 million) and Financial Security Assurance, Inc ($6.3 million).
The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2009
The components of net realized investments gains (losses) for the quarters ended March 31, 2009 and 2008 were as follows:

	Quarter Ended March 31,
(Dollars in thousands)	2009	2008

Bonds	$(5,673)	$43
Convertibles	367	(955)
Common stock	(2,643)	(158)
Preferred stock	(647)	—

Total	$(8,596)	$(1,070)

The Company’s total investment return on an after-tax basis for the quarters ended March 31, 2009 and 2008 were as follows:

	Quarter Ended March 31,
(Dollars in thousands)	2009	2008

Net investment income	$17,225	$14,537

Net realized investment losses	(6,186)	(1,143)
Net unrealized investment gains (losses)	(1,134)	3,384

Net investment gains (losses)	(7,320)	2,241

Total investment return	$9,905	$16,778

Total investment return %	0.6%	1.0%

Average investment portfolio (1)	$1,587,100	$1,764,932

(1)	Average of total cash and invested assets as of the beginning and ending of the period.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which gives entities the option to measure eligible assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, with the change in fair value recorded in earnings. The Company elected to apply the fair value option within its limited partnership investment portfolio to those investments where the Company owns more than a 3% interest. The fair value of these investments was $7.7 million and $7.5 million as of March 31, 2009 and December 31, 2008, respectively. This limited partnership invests mainly in securities that are publicly traded. Securities that are held by the partnership are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of the partnership at the end of each reporting period; however, the Company is not provided with a detailed listing of the investments held by the partnership. Accordingly, this investment is classified as Level 3 within the SFAS No. 157 fair value hierarchy.
The adoption of SFAS 159 has not had any impact on the Company’s consolidated financial condition or results of operations since the securities for which SFAS 159 was elected are already reported at fair value and the change in the value of the investment is included in income.
During the quarter ended March 31, 2009, the Company recognized a gain, net of taxes, of $0.1 million due to changes in the value of this investment. This gain is reflected on the Consolidated Statement of Operations as equity in net income (loss) of partnerships, net of taxes.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Bonds:
Obligations of state and political subdivision	$—	$238,960	$—	$238,960
Mortgage-backed and asset-backed securities	—	567,231	—	567,231
U.S. Treasury and agency obligations	73,800	75,544	—	149,344
Corporate notes	—	317,235	—	317,235
Other bonds	—	17,164	—	17,164

Total bonds	73,800	1,216,134	—	1,289,934
Preferred shares	1,960	1,391	—	3,351
Common shares	43,433	—	—	43,433
Other invested assets	—	—	19,731	19,731

Total invested assets	$119,193	$1,217,525	$19,731	$1,356,449

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
The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter ended March 31, 2009:

	Fair Value Measurements Using Level 3 Inputs
		Other
		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at January 1, 2009	$—	$46,672	$46,672
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	207	207
Included in accumulated other comprehensive income	—	(10,501)	(10,501)
Purchases	—	52	52
Sales	—	(16,699)	(16,699)
Transfers out of Level 3	—	—	—

Ending balance at March 31, 2009	$—	$19,731	$19,731

Gains for 2009 included in earnings attributable to the change in unrealized gains relating to assets still held at March 31, 2009	$—	$207	$207

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The securities classified as Level 3 in the above table consist of $19.7 million related to the Company’s limited partnership investments. Of this amount, $10.8 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The remaining $8.9 million was related to limited partnerships that invest mainly in securities that are publicly traded. However, since the Company does not have the ability to see the invested asset composition of these limited partnerships on a daily basis, these investments have been classified within the Level 3 category.
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

Effective January 1, 2009, the Company changed its primary investment manager (the “Investment Manager”) and investment accountants. The former Investment Manager provided the Company with one non-binding price for each of its fixed maturity and equity securities valued as Level 1 or Level 2 in the SFAS 157 fair value hierarchy. The new Investment Manager does not provide pricing to the Company’s investment accountant for fixed maturity and equity securities valued as Level 1 or Level 2 in the SFAS 157 fair value hierarchy. As a result, the Company entered into third party agreements with pricing vendors to obtain a single non-binding price for each of its fixed maturity and equity securities valued as Level 1 or Level 2 in the SFAS 157 fair value hierarchy. The third party pricing vendors, and the respective securities they price, were selected based on the advice of the Company’s new Investment Manager. The Investment Manager provided advice as to which pricing source would provide the best estimate of fair value for each asset class.
The Company’s pricing vendors provide prices for select investment categories valued as Level 1 or Level 2 in the SFAS 157 fair value hierarchy. One vendor provides prices for equity securities and select fixed maturity categories including; bank loans, commercial mortgage backed securities, high yield, investment grade, short term securities, and international fixed income security, if any. A second vendor provides prices for other fixed maturity categories including: asset backed securities (“ABS”), collateralized mortgage obligations (“CMO”), and municipals. A third vendor provides prices for the remaining fixed maturity categories including; mortgage backed securities (“MBS”), and treasuries.
The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:
•	Equity prices are received from all primary and secondary exchanges.

•	Corporate bonds are individually evaluated, mostly on a dollar basis, sometimes on a yield or nominal spread basis (depending on how the market trades a security or sector). Valuations are then verified with other broker/dealers and contributing firms.

•	Commercial mortgage backed securities (“CMBS”) are evaluated on a nominal spread basis using a contributed model to value individual tranches. Each tranche is hand evaluated using nominal spreads from broker/dealers deemed to accurately represent the market. Investment grade tranches are evaluated with spreads to the swap curve and Non-Investment grade tranches are evaluated with spreads to the treasury curve. Coverage includes “AAA” tranches as well as mezzanine and subordinated pieces. In addition, the Evaluations Desk receives nominal spread levels on specific and generic tranches contributing firms and other broker/dealers involved in the CMBS market.

•	For CMOs, a volatility-driven, multi dimensional single cash flow stream model or option-adjusted spread model is used. For ABSs, a single cash flow stream model is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, treasury, swap curves and spread adjustments.

•	For municipals, a series of matrices are used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, sector curves, yield to worst, ratings updates, and adjustments for material events notices.

•	U.S. Treasuries are priced on the bid side by a market maker.

•	For MBSs, the pricing vendor utilizes a matrix model correlation to TBA or benchmarking to value a security.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with SFAS 157, Fair Value Measurements, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:
•	Examining market value changes on an overall portfolio basis to determine if the market value reported by the pricing vendors appears reasonable. Duration of the portfolio and changes to benchmark yields are compared to the market value change reported by the Investment Manager to make this determination. The Company does not validate pricing at the individual security level.

•	Reviewing periodic reports provided by the Investment Manager that provides information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed.

•	Understanding and periodically evaluating the various pricing methods and procedures used by the Company’s pricing vendors to ensure that investments are properly classified within the fair value hierarchy.
During the quarter ended March 31, 2009, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.
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
At March 31, 2009 and December 31, 2008, the Company carried reinsurance receivables of $642.6 million and $679.3 million, respectively. These amounts are net of an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $12.9 million and $13.7 million at March 31, 2009 and December 31, 2008, respectively. The change is primarily due to a decrease in the Company’s assessment of its risk of collecting from several individual reinsurers.
At March 31, 2009 and December 31, 2008, the Company held collateral securing its reinsurance receivables of $453.4 million and $477.1 million, respectively. Prepaid reinsurance premiums were $20.3 million and $24.0 million at March 31, 2009 and December 31, 2008, respectively. Reinsurance receivables, net of collateral held, were $189.2 million and $202.2 million at March 31, 2009 and December 31, 2007, respectively.
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
Penn-America Property Quota Share — Effective January 1, 2009, the Company entered into a quota share treaty related to the Penn-America property book; $2.5 million of premium was ceded during the quarter ended March 31, 2009.
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter ended March 31, 2009.
5. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters ended March 31, 2009 and 2008 were as follows:

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended March 31, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$60,894	$67,620	$(29,326)	$99,188

Net premiums written	$60,470	$26,143	$—	$86,613

Net premiums earned	$44,771	$33,769	$—	$78,540
Net investment income	10,226	16,498	(4,547)	22,177
Net realized investment losses	(2,097)	(3,975)	(2,524)	(8,596)

Total revenues	52,900	46,292	(7,071)	92,121
Losses and Expenses:
Net losses and loss adjustment expenses	26,196	21,544	—	47,740
Acquisition costs and other underwriting expenses	18,200	12,614	—	30,814
Corporate and other operating expenses	2,871	1,104	—	3,975
Interest expense	—	6,401	(4,547)	1,854

Income (loss) before income taxes	$5,633	$4,629	$(2,524)	$7,738

Quarter Ended March 31, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$46,105	$93,292	$(40,335)	$99,062

Net premiums written	$41,633	$40,331	$—	$81,964

Net premiums earned	$58,099	$54,958	$—	$113,057
Net investment income	10,554	11,779	(4,547)	17,786
Net realized investment losses	(12)	(920)	(138)	(1,070)

Total revenues	68,641	65,817	(4,685)	129,773
Losses and Expenses:
Net losses and loss adjustment expenses	38,079	38,571	—	76,650
Acquisition costs and other underwriting expenses	23,101	15,094	—	38,195
Corporate and other operating expenses	2,604	1,341	—	3,945
Interest expense	—	7,086	(4,547)	2,539

Income (loss) before income taxes	$4,857	$3,725	$(138)	$8,444

The following tables summarize the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended March 31,
	2009		2008
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Loss	Amount	Tax Income

Expected tax provision at weighted average rate	$757	9.8%	$1,275	15.1%
Adjustments:
Tax exempt interest	(712)	(9.2)	(713)	(8.4)
Dividend exclusion	(111)	(1.4)	(161)	(1.9)
Effective tax rate adjustment	755	9.8	411	4.9
Other	34	0.3	(251)	(3.1)

Income tax expense	$723	9.3%	$561	6.6%

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The effective income tax expense rates for the quarters ended March 31, 2009 and 2008 were 9.3% and 6.6%, respectively. The increase in the effective tax rate is primarily due to a $0.3 million decrease in the reserve for income tax uncertainties that occurred in the quarter ended March 31, 2008. The effective rates differed from the weighted average expected income tax expense rates of 9.8% and 15.1% for the quarters ended March 31, 2009 and 2008, respectively, primarily due to investments in tax-exempt securities.
The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2005.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefit was $3.1 million as of March 31, 2009 and December 31, 2008.
If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits did not change during the quarter ended March 31, 2009.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2009, the Company has recorded $0.3 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at March 31, 2009, the related adjustments could have a material impact on the Company’s future results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended March 31,
(Dollars in thousands)	2009		2008

Unpaid losses and loss adjustment expenses at beginning of period	$1,506,429		$1,503,237
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	670,591		702,353

Net balance at beginning of period	835,838		800,884

Incurred losses and loss adjustment expenses related to:
Current year	48,497		76,650
Prior years	(757)	(1)	—

Total incurred losses and loss adjustment expenses	47,740		76,650

Paid losses and loss adjustment expenses related to:
Current year	3,197		5,933
Prior years	71,093		56,560

Total paid losses and loss adjustment expenses	74,290		62,493

Net balance at end of period	809,288		815,041
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	637,686		679,775

Unpaid losses and loss adjustment expenses at end of period	$1,446,974		$1,494,816

(1)	In the first quarter of 2009, the Company reduced its net losses and loss adjustment expenses related to prior accident years by $0.8 million, which was due to a reduction in its allowance for uncollectible reinsurance.
7. Debt
The Company’s debt is comprised of guaranteed senior notes, junior subordinated debentures, a discretionary demand line of credit, notes payable, and loans payable. The following items had changes during the quarter ended March 31, 2009:
Loans Payable
Loans payable of $0.9 million as of March 31, 2009 and December 31, 2008 were comprised of a loan payable to a former minority shareholder. Interest expense related to loans payable was $0.008 million and $0.01 million for the quarters ended March 31, 2009 and 2008, respectively.
There were no other significant changes to the Company’s debt during the quarter ended March 31, 2009.
8. Shareholders’ Equity
On February 17, 2009, the Company filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) covering up to $300.0 million of Class A common shares, preferred shares, depositary shares, debt securities, warrants to purchase Class A common shares, preferred shares or debt securities, stock purchase contracts, and stock purchase units. The filing was made in order to provide the Company with future financial flexibility.
On March 10, 2009, the Company filed Amendment No. 1 to the Form S-3 filing with the SEC, which included a preliminary prospectus defining the terms of United America Indemnity’s intended non-transferable rights offering (the “Rights Offering”). On March 17, 2009, the Company filed a final Prospectus under SEC Rule 424(b)(2), denoting the amended terms of the prospectus.
The Rights Offering allowed holders of the Company’s Class A common shares to subscribe to a new offering of Class A common shares and the holders of the Company’s Class B common shares to subscribe to a new offering of Class B common shares. One non-transferable Class A Right for each Class A common share held, and one non-transferable Class B Right for each Class B common share held, was distributed to the respective Class A and B share holders for each share owned at 5:00 PM EST on March 16, 2009, the record date for the Rights Offering. Each Right entitled the holder to purchase either 0.9013 Class A shares or 0.9013 Class B shares, depending on the class of shares owned on the record date of the offering, at the subscription price of $3.50 per share. The Rights Offering expired April 6, 2009.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Rights Offering included an agreement with an investment entity referred to as the “Backstop Purchaser,” which is controlled by Fox Paine & Company. The Backstop Purchaser agreed, subject to certain conditions, to purchase all of the Class A and Class B common shares offered in the Rights Offering and not subscribed for pursuant to the Rights Offering. The Company has agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering. Payment of these fees is subject to the prior approval of the Company’s shareholders.
As a result of the Rights Offering, 17.2 million Class A common shares and 11.4 million Class B common shares were purchased. Approximately 66% of the Class A common shareholders had exercised their subscription right. Excluding those Class A common shares that are owned by Fox Paine & Company and affiliated entities, approximately 72% of the Class A common shareholders had exercised their subscription right. Fox Paine & Company and affiliated entities purchased 5.9 million Class A common shares and all Class B common shares for $60.7 million. Post Rights Offering, Fox Paine & Company and affiliated entities own 7.5 million of the total 36.2 million outstanding Class A common shares and all 24.1 million of the outstanding Class B common shares. In total, Fox Paine & Company and affiliated entities now own 52.5% of all outstanding shares and beneficially own shares having approximately 89.7% of the Company’s total outstanding voting power.
See the specific filings with the SEC for the details regarding the shelf registration and the Rights Offering.
9. Related Party Transactions
As of March 31, 2009, Fox Paine & Company beneficially owned shares having approximately 88.1% of the Company’s total outstanding voting power. Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors. The Company’s Chairman is a member of Fox Paine & Company. In addition, another director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company directly reimbursed Fox Paine & Company $0.02 million during each of the quarters ended March 31, 2009 and 2008 for expenses incurred in providing management services.
As a result of the Rights Offering, the Company has agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering. See Note 8 above for more details concerning the Rights Offering.
At March 31, 2009 and December 31, 2008, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $4.3 million and $6.8 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, the Company had an unfunded capital commitment of $3.8 million to the partnership. On April 24, 2009, the Company paid a capital call contribution of $0.6 million to the partnership.
During the quarters ended March 31, 2009 and 2008, the Company paid $0.1 million and $0.3 million respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
The Company paid $0.0 million and $0.2 million during the quarters ended March 31, 2009 and 2008, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”). Validus was a participant on the Company’s $100.0 million in excess of $10.0 million, $30.0 million in excess of $30.0 million, and $25.0 million in excess of $5.0 million catastrophe reinsurance treaties, all of which expired on May 31, 2007. No losses were ceded by the Company under these treaties.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended March 31,
(Dollars in thousands)	2009	2008

Ceded written premium	$408	$3,496
Ceded loss reserves	6,400	797
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
During the quarter ended March 31, 2009, the Company incurred a $1.0 million charge payable to Citigroup, Inc. (“Citigroup”) in conjunction with the Rights Offering. Chad A. Leat, the managing director and chairman of Citigroup’s Global Alternative Asset Group, is a member of the Company’s Board of Directors.
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
11. Share-Based Compensation Plans
During the quarter ended March 31, 2009, the Company granted 76,638 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $11.14 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”). In addition, during the same period, the Company granted an aggregate of 24,323 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $12.80 per share, to non-employee directors of the Company under the Plan.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Earnings Per Share
Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

	Quarter Ended March 31,
(Dollars in thousands, except per share data)	2009	2008

Net income	$7,150	$7,440

Basic earnings per share:
Weighted average shares for basic earnings per share	31,461,439	34,700,928

Net income	$0.23	$0.21

Diluted earnings per share:
Weighted average shares for diluted earnings per share	31,507,123	34,953,554

Net income	$0.23	$0.21

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended March 31,
	2009	2008

Weighted average shares for basic earnings per share	31,461,439	34,700,928
Non-vested restricted stock	27,886	62,247
Options and warrants	17,798	190,379

Weighted average shares for diluted earnings per share	31,507,123	34,953,554

13. Segment Information
The Company manages its business through two business segments: Insurance Operations, which includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.
The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 2 to the consolidated financial statements in Item 8 of Part II in the Company’s 2008 Annual Report on Form 10-K.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2009:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$67,620		$31,568		$99,188

Net premiums written	$55,469		$31,144		$86,613

Net premiums earned	$70,720		$7,820		$78,540
Losses and Expenses:
Net losses and loss adjustment expenses	42,744		4,996		47,740
Acquisition costs and other underwriting expenses	29,142	(3)	1,672	(4)	30,814

Income (loss) from segments	$(1,166)		$1,152		(14)

Unallocated Items:
Net investment income					22,177
Net realized investment losses					(8,596)
Corporate and other operating expenses					(3,975)
Interest expense					(1,854)

Income before income taxes					7,738
Income tax expense					723

Income before equity in net income of partnership					7,015
Equity in net income of partnership, net of tax					135

Net income					$7,150

Total assets	$1,809,108		$606,328	(5)	$2,415,436

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $370 relating to the quota share agreement.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended March 31, 2008:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$93,292		$5,770		$99,062

Net premiums written	$80,668		$1,296		$81,964

Net premiums earned	$109,919		$3,138		$113,057
Losses and Expenses:
Net losses and loss adjustment expenses	74,216		2,434		76,650
Acquisition costs and other underwriting expenses	36,641	(3)	1,554	(4)	38,195

Loss from segments	$(938)		$(850)		(1,788)

Unallocated Items:
Net investment income					17,786
Net realized investment losses					(1,070)
Corporate and other operating expenses					(3,945)
Interest expense					(2,539)

Income before income taxes					8,444
Income tax expense					561

Income before equity in net loss of partnership					7,883
Equity in net loss of partnership, net of tax					(443)

Net income					$7,440

Total assets	$2,069,307		$658,990	(5)	$2,728,297

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $550 relating to the quota share agreement.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Supplemental Cash Flow Information
The Company paid the following amounts in cash for interest and net U.S. federal income taxes paid during the quarters and quarter ended March 31, 2009 and 2008:

	Quarter Ended March 31,
(Dollars in thousands)	2009	2008

Net U.S. federal income taxes paid (recovered)	$(7,812)	$1,401
Interest paid	3,326	4,195
15. New Accounting Pronouncements
On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”) with the intent of achieving more consistent determination of whether an other-than-temporary impairment has occurred. This FSP retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1 and other related disclosures. Under FSP EITF 99-20-1, the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. If upon evaluation, it is probable that there is a favorable or an adverse change in estimated cash flows from previously projected cash flows, then the investor should recalculate the amount of accretable yield for the beneficial interest and apply this new yield prospectively as a change in estimate. An entity should then apply the impairment guidance in FAS 115. This FSP became effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted the guidance provided in FSP EITF 99-20-1 in its valuation review of applicable securities during the first quarter of 2009.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The guidance provided clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased, is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions at the date of the financial statements. The FSP includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. The FSP further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from the application of the FSP.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The FSP is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. It modifies the impairment model utilized for debt securities, the presentation of other-than-temporary impairment losses, and expands the required disclosures of other-than-temporary impairment for debt and equity securities. The guidance in the FSP provides that in order for an entity to conclude impairment is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. Management must also assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; non-credit losses are to be recorded in accumulated other comprehensive income.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009. The Company will adopt these FSPs for the interim period ending on June 30, 2009. The Company is currently evaluating the adoption of these FSPs on the consolidated financial statements.
16. Subsequent Events
On May 5, 2009, the Company received $100.1 million related to the Rights Offering. See Note 8 above for details concerning the Rights Offering. 17.2 million and 11.4 million of Class A and Class B common shares, respectively, were issued in conjunction with this offering.

UNITED AMERICA INDEMNITY, LTD.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Developments
On February 17, 2009, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) covering up to $300.0 million of Class A common shares, preferred shares, depositary shares, debt securities, warrants to purchase Class A common shares, preferred shares or debt securities, stock purchase contracts, and stock purchase units. The filing was made in order to provide us with future financial flexibility.
On March 10, 2009, we filed Amendment No. 1 to the S-3 filing that was made February 17, 2009 with the SEC, which included a preliminary prospectus defining the terms of United America Indemnity’s intended non-transferable rights offering (the “Rights Offering”). On March 17, 2009, we filed a final Prospectus under SEC Rule 424(b)(2), denoting the amended terms of the prospectus.
The Rights Offering allowed holders of the our Class A common shares to subscribe to a new offering of Class A common shares and the holders of the our Class B common shares to subscribe to a new offering of Class B common shares. One non-transferable Class A Right for each Class A common share held, and one non-transferable Class B Right for each Class B common share held, was distributed to the respective Class A and B share holders for each share owned at 5:00 PM EST on March 16, 2009, the record date for the Rights Offering. Each Right entitled the holder to purchase either 0.9013 Class A shares or 0.9013 Class B shares, depending on the class of shares owned on the record date of the offering, at the subscription price of $3.50 per share. The Rights Offering expired April 6, 2009.
The Rights Offering included an agreement with an investment entity referred to as the “Backstop Purchaser,” which is controlled by Fox Paine & Company.  The Backstop Purchaser agreed, subject to certain conditions, to purchase all of the Class A and Class B common shares offered in the Rights Offering and not subscribed for pursuant to the Rights Offering.  We have agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering. Payment of these fees is subject to the prior approval of our shareholders.
As a result of the Rights offering, 17.2 million Class A common shares and 11.4 million Class B common shares were purchased. Approximately 66% of the Class A common shareholders had exercised their subscription right. Excluding those Class A common shares that are owned by Fox Paine & Company and affiliated entities, approximately 72% of the Class A common shareholders had exercised their subscription right. Fox Paine & Company and affiliated entities purchased 5.9 million Class A common shares and all Class B common shares for $60.7 million. Post Rights Offering, Fox Paine & Company and affiliated entities own 7.5 million of the total 36.2 million outstanding Class A common shares and all 24.1 million of the outstanding Class B common shares. In total, Fox Paine & Company and affiliated entities now own 52.5% of all outstanding shares and beneficially own shares having approximately 89.7% of the total outstanding voting power.
On May 5, 2009, we received $100.1 million related to the Rights Offering. See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the Rights Offering. 17.2 million and 11.4 million of Class A and Class B common shares, respectively, were issued in conjunction with this offering.
Please see the specific filings with the SEC for the details regarding the shelf registration and the Rights Offering.

UNITED AMERICA INDEMNITY, LTD.
On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”) with the intent of achieving more consistent determination of whether an other-than-temporary impairment has occurred. This FSP retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1 and other related disclosures. Under FSP EITF 99-20-1, the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. If upon evaluation, it is probable that there is a favorable or an adverse change in estimated cash flows from previously projected cash flows, then the investor should recalculate the amount of accretable yield for the beneficial interest and apply this new yield prospectively as a change in estimate. An entity should then apply the impairment guidance in FAS 115. This FSP became effective for interim and annual reporting periods ending after December 15, 2008. We adopted the guidance provided in FSP EITF 99-20-1 in its valuation review of applicable securities during the first quarter of 2009.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The guidance provided clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased, is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions at the date of the financial statements. The FSP includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. The FSP further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from the application of the FSP.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The FSP is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. It modifies the impairment model utilized for debt securities, the presentation of other-than-temporary impairment losses, and expands the required disclosures of other-than-temporary impairment for debt and equity securities. The guidance in the FSP provides that in order for an entity to conclude impairment is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. Management must also assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; non-credit losses are to be recorded in accumulated other comprehensive income.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.
FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009. We will adopt these FSPs for the interim period ending on June 30, 2009. We are currently evaluating the adoption of these FSPs on the consolidated financial statements.
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

UNITED AMERICA INDEMNITY, LTD.
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
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about our product classifications, see “General — Our Insurance Operations” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.

UNITED AMERICA INDEMNITY, LTD.
Our actuaries reviewed our Insurance Operations loss reserves during the first quarter of 2009. An independent actuary performed a review of our Reinsurance Operations loss reserves. A full loss review of the loss reserves of our Insurance Operations was performed by an independent actuary as of December 2008. We anticipate that another full review of the Insurance Operations loss reserves will be performed for April 2009.
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

UNITED AMERICA INDEMNITY, LTD.
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

UNITED AMERICA INDEMNITY, LTD.
Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net A&E reserves during the second quarter of 2008 to reflect its best estimate of A&E exposures. In 2008, one of our insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.
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
Management’s best estimate at March 31, 2009 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,447.0 million and $809.3 million, respectively, as of March 31, 2009. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of March 31, 2009 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$171,478	$350,761	$522,239
United National	243,533	488,410	731,943
Diamond State	69,674	93,477	163,151

Total Insurance Operations	484,685	932,648	1,417,333

Reinsurance Operations:
Wind River Reinsurance	12,197	17,444	29,641

Total	$496,882	$950,092	$1,446,974

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$151,825	$293,898	$445,723
United National	76,471	154,924	231,395
Diamond State	45,778	66,630	112,408

Total Insurance Operations	274,074	515,452	789,526

Reinsurance Operations:
Wind River Reinsurance	4,341	15,421	19,762

Total	$278,415	$530,873	$809,288

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.

UNITED AMERICA INDEMNITY, LTD.
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

UNITED AMERICA INDEMNITY, LTD.
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $48.5 million for claims occurring during the quarter ended March 31, 2009:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(7,032)	$(4,728)	$(2,425)	$(121)	$2,182
	-3%	(6,159)	(3,807)	(1,455)	897	3,249
	-2%	(5,723)	(3,346)	(970)	1,406	3,783
	-1%	(5,286)	(2,886)	(485)	1,916	4,316
	0%	(4,850)	(2,425)	—	2,425	4,850
	1%	(4,413)	(1,964)	485	2,934	5,383
	2%	(3,977)	(1,503)	970	3,443	5,917
	3%	(3,540)	(1,043)	1,455	3,953	6,450
	5%	(2,667)	(121)	2,425	4,971	7,517
Our net reserves for losses and loss expenses of $809.3 million as of March 31, 2009 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At March 31, 2009, our reinsurance receivables were $642.6 million, net of an allowance for uncollectible reinsurance receivables of $12.9 million. See Note 4 to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectibility of our reinsurance receivables.
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
For an analysis of our securities with gross unrealized losses as of March 31, 2009 and December 31, 2008, and for other than temporary losses that we recorded for the quarters ended March 31, 2009 and 2008, please see Note 2 to the consolidated financial statements in Item 1 of Part I of this report.

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
Goodwill and Intangible Assets
In 2008, we impaired all of the goodwill and $12.2 million of intangible assets associated with our merger with Penn-America Group, Inc. due to the results of our 2008 impairment testing. This resulted in an after-tax loss in 2008 of $92.2 million. We also determined that our remaining software intangible asset will be fully amortized in two years. See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II in our 2008 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2008 for a discussion of our testing of impairment of goodwill and other definite and indefinite lived assets.
We use several techniques to value the recoverability of and intangible assets. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software. Other intangible assets that are not deemed to have indefinite useful lives are amortized over their useful lives. State licenses and trade names are not amortized. Reviews of recoverability and useful lives are performed at least annually.
For our expected amortization expense for the next two fiscal years, see “Critical Accounting Estimates and Policies” in Item 7 of Part II in our 2008 Annual Report on Form 10-K.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2009. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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

UNITED AMERICA INDEMNITY, LTD.
During the first quarter of 2009, we recognized $7.4 million of investment income related to the liquidation of investments in two limited partnerships. The first quarter tax provision includes federal income tax expense of $2.6 million related to this investment income.
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
For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2008 Annual Report on Form 10-K.

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended March 31,
(Dollars in thousands)	2009		2008

Insurance Operations premiums written:
Gross premiums written	$67,620		$93,292
Ceded premiums written	12,151		12,624

Net premiums written	$55,469		$80,668

Reinsurance Operations premiums written:
Gross premiums written	$31,568		$5,770
Ceded premiums written	424		4,474

Net premiums written	$31,144		$1,296

Revenues: (1)
Insurance Operations	$70,720		$109,919
Reinsurance Operations	7,820		3,138

Total revenues	$78,540		$113,057

Expenses: (2)
Insurance Operations	$71,886	(3)	$110,857 (3)
Reinsurance Operations	6,668	(4)	3,988 (4)

Total expenses	$78,554		$114,845

Income (loss) from segments:
Insurance Operations	$(1,166)		$(938)
Reinsurance Operations	1,152		(850)

Total income (loss) from segments	$(14)		$(1,788)

Insurance combined ratio analysis: (5)
Insurance Operations
Loss ratio	60.4		67.5
Expense ratio	41.2		33.3

Combined ratio	101.6		100.8

Reinsurance Operations
Loss ratio	63.9		77.6
Expense ratio	21.4		49.5

Combined ratio	85.3		127.1

Consolidated
Loss ratio	60.8		67.8
Expense ratio	39.2		33.8

Combined ratio	100.0		101.6

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $370 and $550 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for quarters ended March 31, 2009 and 2008, respectively.

(4)	Includes all Wind River Reinsurance expenses other than excise tax related to cessions from our U.S. Insurance Companies to Wind River Reinsurance.

(5)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
Quarter Ended March 31, 2009 Compared with the Quarter Ended March 31, 2008
Insurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

	Quarter Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written:
Penn-America	$32,339	$44,182	$(11,843)	(26.8)%
United National	15,320	25,869	(10,549)	(40.8)%
Diamond State	19,961	23,241	(3,280)	(14.1)%

Total	$67,620	$93,292	$(25,672)	(27.5)%

Net premiums written:
Penn-America	$27,157	$39,403	$(12,246)	(31.1)%
United National	12,417	22,108	(9,691)	(43.8)%
Diamond State	15,895	19,157	(3,262)	(17.0)%

Total	$55,469	$80,668	$(25,199)	(31.2)%

Net premiums earned:
Penn-America	$37,080	$60,691	$(23,611)	(38.9)%
United National	16,694	26,111	(9,417)	(36.1)%
Diamond State	16,946	23,117	(6,171)	(26.7)%

Total	70,720	109,919	(39,199)	(35.7)%

Losses and expenses:
Net losses and loss adjustment expenses	42,744	74,216	(31,472)	(42.4)%
Acquisition costs and other underwriting expenses (1)	29,142	36,641	(7,499)	(20.5)%

Income (loss) from underwriting	$(1,166)	$(938)	$(228)	(24.3)%

Underwriting Ratios:
Loss ratio:
Current accident year	61.6	67.5	(5.9)
Prior accident year	(1.2)	—	(1.2)

Calendar year	60.4	67.5	(7.1)
Expense ratio	41.2	33.3	7.9

Combined ratio	101.6	100.8	0.8

(1)	Includes excise tax of $370 and $550 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended March 31, 2009 and 2008, respectively.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $67.6 million for the quarter ended March 31, 2009, compared with $93.3 million for the quarter ended March 31, 2008, a decrease of $25.7 million or 27.5%.
•	Penn-America gross premiums written were $32.3 million for the quarter ended March 31, 2009, compared with $44.2 million for the quarter ended March 31, 2008, a decrease of $11.9 million, or 26.8%. The decrease was primarily due to a reduction of $1.2 million due to terminations of business that did not meet our profitability requirements and a reduction of $10.5 million from other market factors.

•	United National gross premiums written were $15.3 million for the quarter ended March 31, 2009, compared with $25.9 million for the quarter ended March 31, 2008, a decrease of $10.6 million, or 40.8%. The decrease was primarily due to a reduction of $8.8 million due to terminations of business that did not meet our profitability requirements and a reduction of $1.7 million from other market factors.

•	Diamond State gross premiums written were $20.0 million for the quarter ended March 31, 2009, compared with $23.2 million for the quarter ended March 31, 2008, a decrease of $3.2 million, or 14.1%. The decrease was primarily due to a reduction of $2.5 million due to terminations of business that did not meet our profitability requirements and a reduction of $0.7 million from other market factors.

UNITED AMERICA INDEMNITY, LTD.
Net premiums written, which equal gross premiums written less ceded premiums written, were $55.5 million for the quarter ended March 31, 2009, compared with $80.7 million for the quarter ended March 31, 2008, a decrease of $25.2 million or 31.2%. Effective January 1, 2009, we entered into a quota share treaty related to the Penn-America property book; $2.5 million of premium was ceded to this treaty during the quarter ended March 31, 2009. The decrease was primarily due to the reduction of gross premiums written noted above and the impact of the new quota share agreement.
The ratio of net premiums written to gross premiums written was 82.0% for the quarter ended March 31, 2009 and 86.5% for the quarter ended March 31, 2008, a decline of 4.5 points, which was primarily due to cessions made to the Penn-America quota share treaty mentioned above and changes in our mix of business.
Net premiums earned were $70.7 million for the quarter ended March 31, 2009, compared with $109.9 million for the quarter ended March 31, 2008, a decrease of $39.2 million or 35.7%. The decrease was primarily due to the reduction of gross premiums written noted above.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 60.4% for the quarter ended March 31, 2009 compared with 67.5% for the quarter ended March 31, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. The impact of changes to prior accident years is 1.2 points resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $0.8 million in the quarter ended March 31, 2009, which was due to a reduction of our allowance for uncollectible reinsurance, compared to no reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2008.
The current accident year loss ratio decreased 5.9 points in the quarter ended March 31, 2009 primarily due to a decrease in both the current property and casualty loss ratios. The current accident year property loss ratio decreased 13.2 points from 67.3% in the quarter ended March 31, 2008 to 54.1% in the quarter ended March 31, 2009, which consists of a 2.0 point decrease in the catastrophe loss ratio from 4.6% in the quarter ended March 31, 2008 to 2.6% in the quarter ended March 31, 2009 and a 11.2 point decrease in the non-catastrophe loss ratio from 62.7% in the quarter ended March 31, 2008 to 51.5% in the quarter ended March 31, 2009. The decrease in the catastrophe loss ratio is due to $0.8 million of catastrophe losses in the quarter ended March 31, 2009, compared to $1.8 million of catastrophe losses in the quarter ended March 31, 2008. The decrease in the non-catastrophe loss ratio is primarily due to lower frequency from storms and large fire losses. The current accident year casualty loss ratio decreased 1.1 points from 67.7% in the quarter ended March 31, 2008 to 66.6% in the quarter ended March 31, 2009 primarily due to changes in our mix of business and improved loss trends.
Net losses and loss adjustment expenses were $42.7 million for the quarter ended March 31, 2009, compared with $74.2 million for the quarter ended March 31, 2008, a decrease of $31.5 million or 42.4%. Excluding the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2009, the current accident year net losses and loss adjustment expenses were $43.5 million and $74.2 million for the quarters ended March 31, 2009 and 2008, respectively. This decrease is primarily attributable to a decrease in net premiums earned. Property net premiums earned for the quarters ended March 31, 2009 and 2008 were $28.7 million and $39.3 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2009 and 2008 were $42.1 million and $70.6 million, respectively.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses, excluding intercompany eliminations, were $29.1 million for the quarter ended March 31, 2009, compared with $36.6 million for the quarter ended March 31, 2008, a decrease of $7.5 million or 20.5%. The decrease is due to a $9.5 million decrease in acquisition costs and a $2.0 million increase in other underwriting expenses.

UNITED AMERICA INDEMNITY, LTD.
•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.

•	The increase in other underwriting expenses is primarily due to an increase in total compensation expenses and property and office costs.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 41.2% for the quarter ended March 31, 2009, compared with 33.3% for the quarter ended March 31, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.
The combined ratio for our Insurance Operations was 101.6% for the quarter ended March 31, 2009, compared with 100.8% for the quarter ended March 31, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2009, the combined ratio increased from 100.8% for the quarter ended March 31, 2008 to 102.8% for the quarter ended March 31, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Loss from underwriting
The factors described above resulted in loss from underwriting for our Insurance Operations of $1.2 million and $0.9 million for the quarters ended March 31, 2009 and 2008, respectively, an increase in the loss of $0.3 million.
Reinsurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

	Quarter Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written	$31,568	$5,770	$25,798	447.1%

Net premiums written	$31,144	$1,296	$29,848	2,303.1%

Net premiums earned	$7,820	$3,138	$4,682	149.2%

Losses and expenses:
Net losses and loss adjustment expenses	4,996	2,434	2,562	105.3%
Acquisition costs and other underwriting expenses	1,672	1,554	118	7.6%

Income (loss) from underwriting	$1,152	$(850)	$2,002	(235.5)%

Underwriting Ratios:
Loss ratio:
Current accident year	63.5	77.6	(14.1)
Prior accident year	0.4	—	0.4

Calendar year loss ratio	63.9	77.6	(13.7)
Expense ratio	21.4	49.5	(28.1)

Combined ratio	85.3	127.1	(41.8)

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $31.6 million for the quarter ended March 31, 2009, compared with $5.8 million for the quarter ended March 31, 2008, an increase of $25.8 million or 447.1%. The increase was primarily due to several new reinsurance treaties that were written during the first quarter of 2009.

UNITED AMERICA INDEMNITY, LTD.
Net premiums written, which equal gross premiums written less ceded premiums written, were $31.1 million for the quarter ended March 31, 2009, compared with $1.3 million for the quarter ended March 31, 2008, an increase of $29.8 million. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 98.7% for the quarter ended March 31, 2009 and 22.5% for the quarter ended March 31, 2008, an increase of 76.2 points, which was primarily due to changes in our mix of business.
Net premiums earned were $7.8 million for the quarter ended March 31, 2009, compared with $3.1 million for the quarter ended March 31, 2008, an increase of $4.7 million or 149.2%. The increase was primarily due to the increase of gross premiums written noted above.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 63.9% for the quarter ended March 31, 2009 compared with 77.6% for the quarter ended March 31, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned. There was no material impact from changes to prior accident years resulting from the increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in the quarter ended March 31, 2009.
In the quarter ended March 31, 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases of $0.02 million in our property lines and $0.01 million in our general liability lines. The increases to the property and general liability lines were related to accident year 2008.
The current accident year loss ratio decreased 14.1 points in the quarter ended March 31, 2009 primarily due to a change in the mix of business due to signing several new treaties that became effective in 2009.
Net losses and loss adjustment expenses were $5.0 million for the quarter ended March 31, 2009, compared with $2.4 million for the quarter ended March 31, 2008, an increase of $2.6 million or 105.3%. Excluding the $0.03 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2009, the current accident year net losses and loss adjustment expenses were $4.9 million and $2.4 million for the quarters ended March 31, 2009 and 2008, respectively. This increase is primarily attributable to an increase in net premiums earned and casualty loss cost inflation. Property net premiums earned for the quarters ended March 31, 2009 and 2008 were $3.2 million and $0.2 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2009 and 2008 were $4.6 million and $3.0 million, respectively.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $1.7 million for the quarter ended March 31, 2009, compared with $1.6 million for the quarter ended March 31, 2008, an increase of $0.1 million or 7.5%. The increase is due to a $0.3 million increase in acquisition costs, offset by a $0.2 million decrease in other underwriting expenses.
•	The increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.

•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses.

UNITED AMERICA INDEMNITY, LTD.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 21.4% for the quarter ended March 31, 2009, compared with 49.5% for the quarter ended March 31, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned and acquisition costs and other underwriting expenses noted above.
The combined ratio for our Reinsurance Operations was 85.3% for the quarter ended March 31, 2009, compared with 127.1% for the quarter ended March 31, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $0.03 million increase of prior accident year loss reserves in the quarter ended March 31, 2009, the combined ratio decreased from 127.1% for the quarter ended March 31, 2008 to 84.9% for the quarter ended March 31, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Income (loss) from underwriting
The factors described above resulted in income from underwriting for our Reinsurance Operations of $1.2 million for the quarter ended March 31, 2009, compared with loss from underwriting of $0.9 million for the quarter ended March 31, 2008.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarter Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Net investment income	$22,177	$17,786	$4,391	24.7%
Net realized investment gains (losses)	(8,596)	(1,070)	(7,526)	703.4%
Corporate and other operating expenses	(3,975)	(3,945)	(30)	0.8%
Interest expense	(1,854)	(2,539)	685	(27.0)%
Income tax expense	(723)	(561)	(162)	28.9%
Equity in net income (loss) of partnership, net of tax	135	(443)	578	NA
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $22.2 million for the quarter ended March 31, 2009, compared with $17.8 million for the quarter ended March 31, 2008, an increase of $4.4 million or 24.7%.
•	Gross investment income, excluding realized gains and losses, was $23.3 million for the quarter ended March 31, 2009, compared with $19.3 million for the quarter ended March 31, 2008, an increase of $4.0 million or 20.7%. The increase was primarily due to gross investment income from our limited partnerships of $7.4 million offset by reductions due to decreases in short-term interest rates and a reduction of our cash and invested assets. Our limited partnership investments generated gross investment income of $7.4 million for the quarter ended March 31, 2009 due to liquidations of some of those investments. There was no investment income generated by our limited partnership investments for the quarter ended March 31, 2008. Excluding limited partnership distributions, gross investment income for the quarter ended March 31, 2009 decreased 17.8% compared to the quarter ended March 31, 2008. This decrease is due to reductions in short-term interest rates and reductions in our cash and invested assets. Cash and invested assets decreased to $1,574.7 million as of March 31, 2009, from $1,764.8 million as of March 31, 2008, a decrease of $190.1 million or 10.8%. This decrease was primarily due to negative operating cash flow of $35.3 million during that same period, realized and unrealized losses in our investment portfolio of $89.5 million, and $61.8 million in share repurchases and debt repayments.

•	Investment expenses were $1.1 million for the quarter ended March 31, 2009, compared with $1.5 million for the quarter ended March 31, 2008, a decrease of $0.4 million or 25.5%. The decrease was primarily due to the decrease in trust fees and the decrease in the average fair value of our invested assets as well as a change in fee structure resulting from change in investment managers.

UNITED AMERICA INDEMNITY, LTD.
The average duration of our bonds was 2.9 years as of March 31, 2009, compared with 3.9 years as of March 31, 2008. Including cash and short-term investments, the average duration of our investments as of March 31, 2009 and 2008 was 2.7 years and 3.3 years, respectively. At March 31, 2009, our embedded book yield on our bonds, not including cash, was 5.41% compared with 4.96% at March 31, 2008. The embedded book yield on the $224.1 million of municipal bonds in our portfolio was 3.95% at March 31, 2009.
Net Realized Investment Gains (Losses)
Net realized investment losses were $8.6 million and $1.1 million for the quarters ended March 31, 2009 and 2008, respectively, an increase of $7.5 million or 703.4%. The net realized investment losses for the quarter ended March 31, 2009 consist primarily of net losses of $6.2 million relative to our bond and equity portfolios, net gains of $0.7 million relative to market value changes in our convertible portfolio, and other than temporary impairment losses of $3.1 million. The losses that were realized were carried back to 2006. Proceeds from the sales were reinvested in securities with better risk characteristics and higher book yields. The net realized investment losses for the quarter ended March 31, 2008 consist primarily of net gains of $0.1 million relative to bond portfolios, including other than temporary impairment losses of $0.1 million, net losses of $0.8 million relative to market value declines in our convertible portfolios, and net losses of $0.2 million relative to our equity portfolios.
During the quarter, there was modest restructuring of both the fixed income and equity portfolios with the objective of reducing overall portfolio risk in this challenging economic environment. Given market conditions, these restructuring programs resulted in realized capital losses of approximately $6.2 million. Within the fixed income portfolio, the restructuring was concentrated in reducing holdings of commercial mortgage backed securities that were identified by stress testing methodologies as having weaker credit support in recessionary economic scenarios. These sales generated realized capital losses of approximately $4.0 million. Within the equity portfolio the overall strategy was transitioned from a relatively diversified large cap approach to a fundamental value strategy with a new manager. This change in strategy resulted in the sale of approximately 80% of the portfolio in favor of new holdings more consistent with the fundamental value approach. This equity market transition to a new investment style generated capital losses of approximately $2.1 million.
See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended March 31, 2009 and 2008.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.9 million for each of the quarters ended March 31, 2009 and 2008.
Interest Expense
Interest expense was $1.8 million and $2.5 million for the quarter ended March 31, 2009 and 2008, respectively, a decrease of $0.7 million or 27.0% The reduction is primarily due to retiring $15.5 million of trust preferred debt in May 2008. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of our 2008 Annual Report on Form 10-K for details on our debt.
Income Tax Expense
Income tax expense relating to continuing operations was $0.7 million and $0.6 million for the quarters ended March 31, 2009 and 2008. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.

UNITED AMERICA INDEMNITY, LTD.
Our alternative minimum tax (“AMT”) credit carryforward as of March 31, 2009 and December 31, 2008 was $4.7 million and $0.8 million, respectively. In 2008, there were $29.0 million of other than temporary impairment losses on invested assets held by our U.S. Subsidiaries. Of that amount, $15.0 million were realized in 2009, along with additional capital losses of $10.8 million. As a result, the AMT credit carryforward increased by $3.9 million.
Equity in Net Income (Loss) of Partnerships
Equity in net income of partnerships, net of tax was $0.1 million for the quarter ended March 31, 2009, compared with equity in net loss of partnerships of $0.4 million for the quarter ended March 31, 2008. The change from a loss in 2008 to income in 2009 was due to the performance of a limited partnership investment which invests mainly in high yield bonds.
Net Income
The factors described above resulted in net income of $7.1 million and $7.4 million for the quarters ended March 31, 2009 and 2008, respectively, a decrease of $0.3 million or 3.9%.
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
At March 31, 2009, United America Indemnity owed $48.7 million in principal to Wind River Reinsurance, $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l. (“UAI Luxembourg Investment”), and $2.6 million in related accrued interest.

UNITED AMERICA INDEMNITY, LTD.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2009, the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $31.3 million and $18.9 million, respectively. The Penn-America Insurance Companies limitation includes $6.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2008 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2009.
For 2009, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2008 statutory financial statements that were filed with the BMA in 2009, Wind River Reinsurance could pay a dividend in 2009 of up to $170.9 million without requesting BMA approval.
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
Net cash used for operating activities for the quarter ended March 31, 2009 was $12.7 million compared with net cash provided by operating activities for the quarter ended March 31, 2008 of $4.4 million. The decrease in operating cash flows of approximately $17.1 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2009	2008	Change

Net premiums collected	$65,553 (1)	$87,547	$(21,994)
Net losses paid	(70,472) (2)	(55,371)	(15,101)
Acquisition costs and other underwriting expenses	(36,973)	(42,515)	5,542
Net investment income	24,606	20,334	4,272
Net federal income taxes recovered (paid)	7,968	(1,358)	9,326
Interest paid	(3,326)	(4,195)	869
Other	(23)	(25)	2

Net cash provided by (used for) operating activities	$(12,667)	$4,417	$(17,084)

(1)	During the first quarter of 2009, Wind River Reinsurance entered into multiple new reinsurance treaties with third parties; however, the premium associated with these new treaties will not begin to be collected until the second quarter of 2009.

(2)	Includes losses resulting from Hurricane Ike, which made landfall in August 2008.
See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
Other than the items noted below, there have been no significant changes to our liquidity during the quarter ended March 31, 2009. Please see Item 7 of Part II in our 2008 Annual Report on Form 10-K for information regarding our liquidity.

UNITED AMERICA INDEMNITY, LTD.
As a result of the Rights Offering that was announced on March 4, 2009, we received $100.1 million in May 2009 from the issuance of 17.2 million and 11.4 million of our Class A and Class B common shares, respectively. See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the Rights Offering.
Effective January 1, 2009, all of the U.S. Insurance Companies will participate in a single pool. The U.S. Insurance Companies and Wind River Reinsurance also negotiated a new stop loss agreement that provides protection to the U.S. Insurance Companies in a loss corridor from 70% to 90%. Regulatory approval for these agreements was obtained.
Capital Resources
There have been no significant changes to our capital resources during the quarter ended March 31, 2009. Please see Item 7 of Part II in our 2008 Annual Report on Form 10-K for information regarding our capital resources.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Capital Resources” and “Liquidity” sections in Item 2 of Part I of this report and in Item 7 of Part II of our 2008 Annual Report on Form 10-K.
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

UNITED AMERICA INDEMNITY, LTD.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the quarter, there was modest restructuring of both the fixed income and equity portfolios with the objective of reducing overall portfolio risk in this challenging economic environment. Within the fixed income portfolio, the restructuring was concentrated in reducing holdings of commercial mortgage backed securities that were identified by stress testing methodologies as having weaker credit support in recessionary economic scenarios. Within the equity portfolio the overall strategy was transitioned from a relatively diversified large cap approach to a fundamental value strategy with a new manager. This change in strategy resulted in the sale of approximately 80% of the portfolio in favor of new holdings more consistent with the fundamental value approach.
There have been no other significant changes to our market risk since December 31, 2008. Please see Item 7A of Part II in our 2008 Annual Report on Form 10-K for information regarding our market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of March 31, 2009, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
We have added, deleted, or modified certain of our internal controls over financial reporting during the quarter ended March 31, 2009; however, there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in our 2008 Annual Report on Form 10-K, filed with the SEC on March 10, 2008. The risk factors identified therein have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company allows employees to surrender the Company’s Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s Share Incentive Plan. During the quarter ended March 31, 2009, the Company purchased an aggregate of 13,572 of surrendered Class A common shares from its employees for $0.2 million. All Class A common shares purchased from employees by the Company are held as treasury stock and recorded at cost.
The following table provides information with respect to the Class A common shares that were surrendered or repurchased during the quarter ended March 31, 2009:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period (1)	Purchased		Per Share	or Program	Plan or Program (2)

January 1-31, 2009	9,246	(3)	$12.13	—	$—
February 1-28, 2009	4,326	(3)	$10.50	—	$—

Total	13,572		$11.61	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

UNITED AMERICA INDEMNITY, LTD.
Item 6. Exhibits

10.1	Subscription and Backstop Agreement dated March 16, 2009, among United America Indemnity, Ltd., U.N. Holdings (Cayman) II, Ltd., and Fox Paine & Company, LLC. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 17, 2009).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant
May 11, 2008	By:	/s/ Thomas M. McGeehan
Date: May 11, 2009		Thomas M. McGeehan
Interim Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

UNITED AMERICA INDEMNITY, LTD.
EXHIBIT INDEX

Exhibit
Number	Description

10.1	Subscription and Backstop Agreement dated March 16, 2009, among United America Indemnity, Ltd., U.N. Holdings (Cayman) II, Ltd., and Fox Paine & Company, LLC. (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 17, 2009).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement.