Form 10-Q
period 2009-06-30
UNITED AMERICA INDEMNITY, LTD
filed 2009-08-10
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Large accelerated filer ☐;	Accelerated filer ☑;	Non-accelerated filer ☐;	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, the registrant had outstanding 36,415,766 Class A Common Shares and 24,122,744 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:
1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;
2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., AIS, Emerald Insurance Company, which was dissolved on March 24, 2008, Penn-America Group, Inc., and our Insurance Operations;
3)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., United America Insurance Services, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies;
4)	our “U.S. Insurance Companies” refers to the United National Insurance Companies and the Penn-America Insurance Companies;
5)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Companies, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC;
6)	the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance Company;
7)	the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company;
8)	our “Insurance Operations” refers to the U.S. Insurance Operations;
9)	our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on March 31, 2006;
10)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd. In September 2006, Wind River Insurance Company (Barbados), Ltd. was redomesticated to Bermuda and renamed Wind River Reinsurance Company, Ltd., at which time it was amalgamated with Wind River Insurance Company, Ltd.;
11)	our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd., which was dissolved on August 17, 2007.;
12)	our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance;
13)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;
14)	“United America Indemnity Group” refers to United America Indemnity Group, Inc.;
15)	“AIS” refers to American Insurance Service, Inc.;
16)	“United National Group” refers to the United National Insurance Companies and Emerald Insurance Company;
17)	“Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies;
18)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;
19)	“United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority;
20)	“Diamond State” refers to our product classification that includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority;
21)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;
22)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;
23)	“GAAP” refers to accounting principles generally accepted in the United States of America; and
24)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,254,330 and $1,192,385)	$1,286,530	$1,204,974
Preferred shares:
Available for sale securities, at fair value (cost: $3,561 and $4,665)	4,308	4,665
Common shares:
Available for sale securities, at fair value (cost: $44,418 and $46,316)	50,724	50,613
Other invested assets
Available for sale securities, at fair value (cost: $3,644 and $19,689)	10,627	39,219
Securities classified as trading, at fair value (cost: $35,151 and $5,151)	40,190	7,453

Total investments	1,392,379	1,306,924

Cash and cash equivalents	286,375	292,604
Agents’ balances, net	78,873	57,117
Reinsurance receivables	620,101	679,277
Federal income taxes receivable	14,954	16,487
Deferred federal income taxes	19,247	32,532
Deferred acquisition costs	37,481	34,734
Intangible assets	9,272	9,309
Prepaid reinsurance premiums	18,848	23,960
Other assets	27,871	24,115

Total assets	$2,505,401	$2,477,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,394,818	$1,506,429
Unearned premiums	155,383	149,677
Ceded balances payable	19,664	25,165
Contingent commissions	7,274	6,695
Notes and debentures payable	121,712	121,845
Other liabilities	43,188	35,255

Total liabilities	1,742,039	1,845,066

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 42,385,514 and 25,032,618, respectively; Class A common shares outstanding:36,350,388 and 19,013,462, respectively; Class B common shares issued and outstanding: 24,122,744 and 12,687,500, respectively	7	4
Additional paid-in capital	617,750	524,345
Accumulated other comprehensive income	33,507	25,108
Retained earnings	212,713	182,982
Class A common shares in treasury, at cost: 6,035,126 and 6,019,156 shares, respectively	(100,615)	(100,446)

Total shareholders’ equity	763,362	631,993

Total	$2,505,401	$2,477,059

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Gross premiums written	$91,480	$104,318	$190,668	$203,380

Net premiums written	$77,478	$85,209	$164,091	$167,173

Net premiums earned	$74,732	$100,673	$153,272	$213,730
Net investment income	16,605	17,072	38,782	34,858
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(459)	—	(459)	—
Other than temporary impairment losses on investments recognized in other comprehensive income	125	—	125	—
Other net realized investment gains (losses)	5,732	(2,480)	(2,864)	(3,550)

Total net realized investment gains (losses)	5,398	(2,480)	(3,198)	(3,550)

Total revenues	96,735	115,265	188,856	245,038

Losses and Expenses:
Net losses and loss adjustment expenses	44,047	83,644	91,787	160,294
Acquisition costs and other underwriting expenses	29,972	38,112	60,786	76,307
Corporate and other operating expenses	3,663	2,269	7,638	6,214
Interest expense	1,832	2,188	3,686	4,727

Income (loss) before income taxes	17,221	(10,948)	24,959	(2,504)
Income tax expense (benefit)	2,758	(2,003)	3,481	(1,442)

Income (loss) before equity in net income (loss) of partnership	14,463	(8,945)	21,478	(1,062)
Equity in net income (loss) of partnership, net of tax	1,798	(26)	1,933	(469)

Net income (loss)	$16,261	$(8,971)	$23,411	$(1,531)

Per share data (1):
Net income:
Basic	$0.32	$(0.24)	$0.54	$(0.04)

Diluted	$0.32	$(0.24)	$0.54	$(0.04)

Weighted-average number of shares outstanding (2):
Basic	50,824,306	37,678,647	43,005,349	38,194,016

Diluted	50,863,201	37,678,647	43,038,123	38,194,016

(1)	In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for the quarter and six months ended June 30, 2008.

(2)	In May 2009, the Company issued 17.2 million Class A common shares and 11.4 million Class B common shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.116 to reflect the impact of a bonus element associated with the Rights Offering in accordance with SFAS No. 128, “Earnings Per Share.” As a result, share counts for the prior year have been restated.
See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$16,261	$(8,971)	$23,411	$(1,531)

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during period	19,325	(21,708)	11,870	(19,024)
Recognition of previously unrealized holding (gains) losses	(3,549)	1,556	2,772	2,256
Unrealized foreign currency translation gains	77	—	77	—

Other comprehensive income (loss), net of taxes	15,853	(20,152)	14,719	(16,768)

Comprehensive income (loss), net of taxes	$32,114	$(29,123)	$38,130	$(18,299)

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Number of Class A common shares issued:
Number at beginning of period	25,032,618	24,770,507
Common shares issued under share incentive plans	72,127	252,248
Common shares issued to directors	102,348	9,863
Common shares issued under Rights Offering	17,178,421	—

Number at end of period	42,385,514	25,032,618

Number of Class B common shares issued:
Number at beginning of period	12,687,500	12,687,500
Common shares issued under Rights Offering	11,435,244	—

Number at end of period	24,122,744	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3
Common shares issued under Rights Offering	1	—

Balance at end of period	$4	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1
Common shares issued under Rights Offering	2	—

Balance at end of period	$3	$1

Additional paid-in capital:
Balance at beginning of period	$524,345	$519,980
Share compensation plans	1,950	4,365
Common shares issued under Rights Offering	91,455	—

Balance at end of period	$617,750	$524,345

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$25,108	$40,172
Other comprehensive income (loss)	14,800	(15,064)
Change in other than temporary impairment losses recognized in other comprehensive income, net of taxes	(81)	—
Adoption of FSP115-2	(6,320)	—

Balance at end of period	$33,507	$25,108

Retained earnings:
Balance at beginning of period	$182,982	$324,542
Net income (loss)	23,411	(141,560)
Adoption of FSP115-2	6,320	—

Balance at end of period	$212,713	$182,982

Number of Treasury Shares:
Number at beginning of period	6,019,156	2,454,087
Class A common shares purchased	15,970	3,565,069

Number at end of period	6,035,126	6,019,156

Treasury Shares, at cost:
Balance at beginning of period	$(100,446)	$(48,422)
Class A common shares purchased, at cost	(169)	(52,024)

Balance at end of period	$(100,615)	$(100,446)

Total shareholders’ equity	$763,362	$631,993

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$23,411	$(1,531)
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	41	131
Amortization and depreciation	37	504
Restricted stock expense	2,118	1,920
Deferred federal income taxes	9,178	(1,213)
Amortization of bond premium and discount, net	1,291	1,391
Net realized investment losses	3,198	3,550
Equity in net (income) loss of partnerships	(1,933)	469
Changes in:
Agents’ balances	(21,756)	6,225
Reinsurance receivables	59,176	37,211
Unpaid losses and loss adjustment expenses	(111,611)	(2,008)
Unearned premiums	5,706	(48,369)
Ceded balances payable	(5,501)	5,739
Other assets and liabilities, net	(1,200)	(7,826)
Contingent commissions	579	(5,169)
Prepaid reinsurance premiums	5,112	1,811
Federal income taxes receivable	1,533	(6,622)
Deferred acquisition costs	(2,747)	12,130

Net cash used for operating activities	(33,368)	(1,657)

Cash flows from investing activities:
Proceeds from sale of bonds	122,727	118,229
Proceeds from sale of stocks	53,077	19,034
Proceeds from maturity of bonds	17,235	47,455
Proceeds from sale of other invested assets	16,699	—
Purchases of bonds	(201,700)	(96,431)
Purchases of stocks	(49,895)	(23,375)
Purchases of other invested assets	(30,654)	(255)

Net cash provided by (used for) investing activities	(72,511)	64,657

Cash flows from financing activities:
Proceeds from exercises of stock options	—	329
Tax expense associated with SFAS 123R	(168)	(10)
Issuance of common shares	100,043	—
Purchases of Class A common shares	(169)	(43,036)
Retirement of junior subordinated debentures	—	(15,464)
Principal payments of term debt	(133)	(142)

Net cash provided by (used for) financing activities	99,573	(58,323)

Effect of exchange rates on cash and cash equivalents	77	—

Net change in cash and cash equivalents	(6,229)	4,677
Cash and cash equivalents at beginning of period	292,604	244,321

Cash and cash equivalents at end of period	$286,375	$248,998

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
The consolidated financial statements as of June 30, 2009 and 2008 are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”) and United National Group Capital Statutory Trust II (“UNG Trust II”), are not consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. The $15.0 million issued and outstanding notes of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust II (“Penn Trust II”), were redeemed on May 15, 2008. The registration of Penn Trust II was cancelled effective February 2, 2009 as a result of this redemption.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Investments
The Company’s investments in bonds, preferred stock, and common stock are classified as available for sale and are carried at their fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. In 2009 and 2008, the difference between amortized cost and fair value of these investments, excluding the Company’s convertible bond and convertible preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and convertible preferred stocks is included in income.
Bonds available for sale with an estimated fair market value of approximately $626.8 million and $681.4 million were deposited in trust or with various governmental authorities in accordance with statutory requirements at June 30, 2009 and December 31, 2008, respectively. These amounts include bonds with an estimated fair market value of $5.9 million at both June 30, 2009 and December 31, 2008 that are held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The amortized cost and estimated fair value of investments classified as available for sale were as follows as of June 30, 2009 and December 31, 2008:

					Other-than-
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (1)
As of June 30, 2009
Bonds:
U.S. treasury and agency obligations	$147,536	$10,095	$(7)	$157,624	$—
Obligations of states and political subdivisions	217,024	7,354	(754)	223,624	—
Mortgage-backed securities	322,419	13,148	(380)	335,187	113
Commercial mortgage-backed securities	152,824	2,906	(9,485)	146,245	7,428
Asset-backed securities	70,356	2,031	(603)	71,784	12
Corporate notes	279,453	8,129	(1,223)	286,359	—
Foreign corporate bonds	44,717	1,007	(18)	45,706	698
Other bonds	20,001	—	—	20,001	—

Total bonds	1,254,330	44,670	(12,470)	1,286,530	8,251
Common stock	44,418	7,154	(848)	50,724	—
Preferred stock	3,561	747	—	4,308	—
Other invested assets	3,644	6,983	—	10,627	—

Total	$1,305,953	$59,554	$(13,318)	$1,352,189	$8,251

(1)	Represents the amount of other-than-temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”). Per FSP FAS 115-2 and FAS 124-2, these items were not included in earnings as of June 30, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of December 31, 2008
Bonds:
U.S. treasury and agency obligations	$135,457	$17,320	$—	$152,777
Obligations of states and political subdivisions	241,457	5,712	(4,139)	243,030
Mortgage-backed securities	372,569	12,180	(680)	384,069
Commercial mortgage-backed securities	156,402	—	(11,945)	144,457
Asset-backed securities	19,801	—	(3,248)	16,553
Corporate notes	215,931	2,175	(4,451)	213,655
Foreign corporate bonds	29,485	136	(471)	29,150
Other bonds	21,283	—	—	21,283

Total bonds	1,192,385	37,523	(24,934)	1,204,974
Common stock	46,316	4,482	(185)	50,613
Preferred stock	4,665	—	—	4,665
Other invested assets	24,840	21,832	—	46,672

Total	$1,268,206	$63,837	$(25,119)	$1,306,924

NOTE:	Other than temporary impairments recognized in AOCI is not shown as of December 31, 2008 since FSP FAS 115-2 and FAS 124-2 is not applied retrospectively.
The Company did not hold any debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at June 30, 2009 or December 31, 2008.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The amortized cost and estimated fair value of bonds classified as available for sale at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$65,386	$66,028
Due after one year through five years	361,536	374,355
Due after five years through ten years	174,150	182,012
Due after ten years through fifteen years	64,939	67,739
Due after fifteen years	42,720	43,180
Mortgaged-backed securities	322,419	335,187
Commercial mortgage-backed securities	152,824	146,245
Asset-backed securities	70,356	71,784

	$1,254,330	$1,286,530

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2009:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Bonds:
U.S. treasury and agency obligations	$13,980	$7	$—	$—	$13,980	$7
Obligations of states and political subdivisions	8,824	89	16,229	665	25,053	754
Mortgage-backed securities	1,032	63	6,615	317	7,647	380
Commercial mortgage-backed securities	42,263	3,409	58,732	6,076	100,995	9,485
Asset-backed securities	667	29	1,505	574	2,172	603
Corporate notes	20,294	323	23,248	900	43,542	1,223
Foreign corporate bonds	5,371	18	—	—	5,371	18

Total bonds	92,431	3,938	106,329	8,532	198,760	12,470
Common stock	9,567	840	27	8	9,594	848

Total	$101,998	$4,778	$106,356	$8,540	$208,354	$13,318

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2008:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Bonds:
Obligations of states and political subdivisions	$59,175	$3,253	$7,181	$886	$66,356	$4,139
Mortgage-backed securities	7,561	282	4,533	398	12,094	680
Commercial mortgage-backed securities	55,904	4,514	45,380	7,431	101,284	11,945
Asset-backed securities	12,624	2,976	1,476	272	14,100	3,248
Corporate notes	112,886	2,555	20,614	1,896	133,500	4,451
Foreign corporate bonds	21,171	471	—	—	21,171	471

Total bonds	269,321	14,051	79,184	10,883	348,505	24,934
Common stock	1,143	185	—	—	1,143	185

Total	$270,464	$14,236	$79,184	$10,883	$349,648	$25,119

(1)	At December 31, 2008, the Company had 52 bonds that were in an unrealized loss position for twelve months or longer. The estimated fair value and amortized cost of these securities was $79.2 million and $90.1 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.9% of these securities are investment grade.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each fixed maturity security in an unrealized loss position to assess whether the security is a candidate for credit loss. Specifically, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. The specific methodologies and significant assumptions used by asset class are discussed below. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.
For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether:
(1)	the issuer is in financial distress;
(2)	the investment is secured;
(3)	a significant credit rating action occurred;
(4)	scheduled interest payments were delayed or missed;
(5)	changes in laws or regulations have affected an issuer or industry;
(6)	the investment has an unrealized loss and was identified by our Investment Manager as an investment to be sold before recovery or maturity; and
(7)	the investment failed EITF 99-20-1 testing, which is a cash flow projection test to determine if anticipated principal and interest payments will be realized.
For equity securities, management carefully reviews securities with unrealized losses that have either:
(1)	persisted for more than twelve consecutive months or
(2)	the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired.
Prior to the implementation of FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), if the fair value of an investment fell below its cost and the decline was determined to be other than temporary, the amount of the decline was included in earnings as a realized loss in the period in which the impairment arose. Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2. This new accounting pronouncement amends the existing impairment model for debt securities only. This FSP does not amend existing recognition and measurement guidance related to the other-than-temporary impairment of equity securities. Under this new pronouncement, for securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company must recognize an other-than-temporary impairment with the entire unrealized loss being recorded through earnings. For securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other-than-temporary. If the impairment is deemed to be other-than-temporary, the Company must separate the other-than-temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other-than-temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings:
U.S. government and federal agency and U.S. government-sponsored enterprise obligations — As of June 30, 2009, gross unrealized losses on U.S. government and federal agency securities and mortgage-backed securities related to U.S. government-sponsored enterprise obligations were $0.01 million. All of these securities have been in an unrealized loss position for less than 12 months and are rated AAA. No credit losses were identified on these securities.
Obligations of states and political subdivisions — As of June 30, 2009, gross unrealized losses related to these bonds were $0.8 million. Of this amount, $0.7 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade or better. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with management in addition to the standard rigorous analysis that determines the financial condition of the issuer.
Mortgage-backed securities — non-agency — As of June 30, 2009, gross unrealized losses related to mortgage-backed securities — non-agency were $0.4 million. Of this amount, $0.3 million has been in an unrealized loss position for twelve months or greater. Of these securities, 61% are rated AAA with the remaining securities being rated between AA and investment grade. The Company’s investment manager analyzes these bonds at the cusip level to project expected principal losses under a range of scenarios. As part of the analysis, a constant default rate (“CDR”) vector for each bond is utilized to project deal cash flows. A CDR vector is constructed for each deal using the most recently released delinquency data, underlying collateral characteristics and input from the investment manager’s internal analysts. Projected losses are a function of both loss severity and probability of default at the security level. The loss severity assumptions differ based on product type, vintage and specific collateral characteristics to create a multi-dimensional matrix of loss severity assumptions.
Commercial mortgage-backed securities (“CMBS”) — As of June 30, 2009, gross unrealized losses related to CMBSs were $9.5 million. Of this amount, $6.1 million has been in an unrealized loss position for twelve months or greater. The securities in an unrealized loss position for twelve months or longer are rated AAA. The weighted average credit enhancement for the Company’s CMBS portfolio is 27.3. This represents the percentage of pool losses that can occur before an asset-backed security will incur its first dollar of principal losses. For the Company’s CMBS portfolio, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on the Company’s investment manager’s internally generated set of assumptions that reflect their expectation of an economic down turn. In the analysis, the focus is centered on stressing the significant variables that influence loan defaults and losses in CMBS deals. Occupancies are projected to drop. Capitalization rates vary by property type and are forecasted to rise to reflect both higher risk premiums and a higher cost of funds for acquirers of commercial real estate property. The capitalization rates used in the analysis are significantly higher than the 4% to 7% capitalization rates that were reached during 2007. Property value was stressed by using projected property performance and projected capitalization rates. Term risk is triggered if projected debt service coverage rate falls below 1x. Balloon risk is triggered if a property’s projected performance does not satisfy new, tighter mortgage standards. All specialty serviced loans and delinquent loans are assumed to default immediately.
Asset backed securities — As of June 30, 2009, gross unrealized losses related to asset backed securities were $0.6 million. Of this amount, $0.57 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset backed portfolio is 17.2. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.
Corporate bonds — As of June 30, 2009, gross unrealized losses related to corporate bonds were $1.2 million. Of this amount, $0.9 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade or better. The Company’s investment manager maintains financial models for the Company’s corporate bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates macroeconomics environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarter and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Bonds:
OTTI losses, gross	$459	$—	$2,341	$—
Portion of loss recognized in other comprehensive income (pre-tax)	(125)	—	(125)	—

Net bonds impairment losses recognized in earnings	334	—	2,216	—
Common stock	—	1,740	593	1,819
Preferred stock	—	—	647	—

Total	$334	$1,740	$3,456	$1,819

In accordance with FSP FAS 115-2 and FAS 124-2, the Company recorded a $6.3 million, net of tax, cumulative effect adjustment to reclassify from the opening balance of retained earnings to accumulated other comprehensive income the non-credit portion of previously recognized OTTI on debt securities which were still held as investments as of April 1, 2009.
The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of June 30, 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

(Dollars in thousands)
Balance of credit losses related to securities still being held as of April 1, 2009	$—
Additions where no OTTI was previously recorded	21
Additions where an OTTI was previously recorded	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	—

Balance of credit losses related to securities still being held as of June 30, 2009	$21

Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Net unrealized gains from:
Partnerships < 3% owned	$6,983	$19,530
Available-for-sale portfolio — other	39,253	16,886
Foreign currency fluctuations	(20)	(97)
Deferred taxes	(12,709)	(11,211)

Accumulated other comprehensive income	$33,507	$25,108

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Net Realized Investment Gains (Losses)
The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Bonds	$380	$455	$(5,293)	$498
Convertibles	2,450	(1,269)	2,817	(2,224)
Common stock	2,568	(1,666)	(75)	(1,824)
Preferred stock	—	—	(647)	—

Total	$5,398	$(2,480)	$(3,198)	$(3,550)

Proceeds from the sales of bonds classified as available-for-sale resulting in net realized investment gains (losses) for the six months ended June 30, 2009 and 2008 were $122.7 million and $118.2 million, respectively.
Proceeds from the sales of equity securities classified as available-for-sale resulting in net realized investment gains (losses) for the six months ended June 30, 2009 and 2008 were $53.1 million and $19.0 million, respectively.
Net Investment Income
The sources of net investment income for the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Bonds	$15,845	$16,068	$30,659	$32,707
Preferred and common stocks	468	833	944	1,639
Cash and cash equivalents	270	1,448	856	3,310
Other	1,213	—	8,647	—

Total investment income	17,796	18,349	41,106	37,656
Investment expense	(1,191)	(1,277)	(2,324)	(2,798)

Net investment income	$16,605	$17,072	$38,782	$34,858

The Company’s total investment return on an after-tax basis for the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net investment income	$13,697	$13,999	$30,922	$28,536

Net realized investment gains (losses):
Invested assets excluding partnerships	3,549	(1,556)	(2,772)	(2,256)
Partnerships	1,798	(26)	1,933	(469)

Total net realized investment gains (losses)	5,347	(1,582)	(839)	(2,725)
Net unrealized investment gains (losses)	15,776	(20,152)	14,642	(16,768)

Net investment gains (losses)	21,123	(21,734)	13,803	(19,493)

Total investment return	$34,820	$(7,735)	$44,725	$9,043

Total investment return % (1)	2.1%	(0.5)%	2.7%	0.5%

Average investment portfolio (2)	$1,626,713	$1,719,707	$1,639,141	$1,719,878

(1)	Not annualized.

(2)	Average of total cash and invested assets as of the beginning and ending of the period.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Subprime and Alt-A Investments
The Company had approximately $2.6 million and $3.5 million worth of investment exposure through subprime and Alt-A investments as of June 30, 2009 and December 31, 2008, respectively. An Alt-A investment is one which is backed by a loan that contains insufficient documentation or background. As of June 30, 2009, approximately $0.8 million of those investments were rated AAA, $1.1 million were rated BBB- to AA+, $0.5 million were rated B, and $0.2 million were rated CCC. As of December 31, 2008, approximately $1.2 million of those investments were rated AAA, $1.8 million were rated BBB- to AA, and $0.5 million were rated BB+. Impairments on these investments were $0.1 million and $0.8 million during the quarter and six months ended June 30, 2009 and $0.5 million during the year ended December 31, 2008.
Insurance Enhanced Municipal Bonds
As of June 30, 2009, the Company held insurance enhanced municipal bonds of approximately $164.9 million, which represented approximately 9.8% of the Company’s total invested assets. These securities had an average rating of “AA.” Approximately $55.0 million of these bonds are pre-refunded with U.S. treasury securities, of which $53.4 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. (See table below.) Of the remaining $109.9 million of insurance enhanced municipal bonds, $37.3 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in Thousands)	with	without
Rating	Insurance	Insurance

AAA	$1,554	$—
AA	22,534	148
A	9,598	15,578
BBB	1,660	982
Rating Not Available	1,943	20,581

Total	$37,289	$37,289

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, as of June 30, 2009 is as follows:

				Exposure Net
			Govt	of Pre-refunded &
(Dollars in thousands)		Pre-refunded	Guaranteed	Govt Guaranteed
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$23,609	$9,185	$—	$14,424
Assured Guaranty Corp	411	—	—	411
Financial Guaranty Insurance Company	7,502	4,927	—	2,575
Financial Security Assurance, Inc.	51,998	17,106	—	34,892
Municipal Bond Insurance Association	71,405	18,873	—	52,532
Federal Housing Association	2,433	—	2,433	—
Federal National Housing Association	777	—	777	—
Govt National Housing Association	1,479	1,206	273	—
Permanent School Fund Guaranty	3,848	2,221	1,627	—

Total backed by financial guarantors	163,462	53,518	5,110	104,834
Other credit enhanced municipal bonds	1,474	1,474	—	—

Total	$164,936	$54,992	$5,110	$104,834

In addition to the $164.9 million of insurance enhanced municipal bonds, the Company also held unrated insurance enhanced asset-backed and credit securities with a market value of approximately $18.2 million, which represented approximately 1.1% of the Company’s total invested assets. The financial guarantors of the Company’s $18.2 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($0.9 million), Municipal Bond Insurance Association ($11.0 million) and Financial Security Assurance, Inc ($6.3 million).

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2009.
3. Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, with the change in fair value recorded in earnings. The Company elected to apply the fair value option within its limited partnership investment portfolio to those investments where the Company owns more than a 3% interest. The fair value of these investments was $40.2 million and $7.5 million as of June 30, 2009 and December 31, 2008, respectively. One of the limited partnerships invests mainly in securities that are publicly traded. Securities that are held by this partnership are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of this partnership at the end of each reporting period; however, the Company is only periodically provided with a detailed listing of the investment held by the partnership. Accordingly, these investments are classified as Level 3 within the SFAS 157 fair value hierarchy. (See below for details concerning the Company’s implementation of SFAS 157.) The other limited partnership invests in bank loans. This investment is classified within the Level 3 hierarchy because bank loans trade infrequently (or not all), and therefore have little or no readily available pricing. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.
The adoption of SFAS 159 has not had any impact on the Company’s consolidated financial condition or results of operations since the securities for which SFAS 159 was elected are already reported at fair value and the change in the value of the investment is included in income.
During the quarter and six months ended June 30, 2009, the Company recognized a gain, net of taxes, of $1.8 million and a gain, net of taxes, of $1.9 million, respectively, due to changes in the values of these investments. This gain is reflected on the Consolidated Statement of Operations as equity in net income (loss) of partnerships, net of taxes.
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
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for invested assets within the Level 3 category presented in the tables below may include changes in fair value that are attributed to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
The following tables present information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of June 30, 2009	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Bonds:
U.S. treasury and agency obligations	$69,133	$88,491	$—	$157,624
Obligations of states and political subdivisions	—	223,624	—	223,624
Mortgage-backed securities	—	335,187	—	335,187
Commercial mortgage-backed securities	—	146,245	—	146,245
Asset-backed securities	—	71,784	—	71,784
Corporate notes	—	286,359	—	286,359
Foreign corporate bonds	—	45,706	—	45,706
Other bonds	—	20,001	—	20,001

Total bonds	69,133	1,217,397	—	1,286,530
Preferred shares	2,201	2,107	—	4,308
Common shares	50,724	—	—	50,724
Other invested assets	—	—	50,817	50,817

Total invested assets	$122,058	$1,219,504	$50,817	$1,392,379

As of December 31, 2008	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Bonds:
U.S. treasury and agency obligations	$75,460	$77,317	$—	$152,777
Obligations of states and political subdivisions	—	243,030	—	243,030
Mortgage-backed securities	—	384,069	—	384,069
Commercial mortgage-backed securities	—	144,457	—	144,457
Asset-backed securities	—	16,553	—	16,553
Corporate notes	—	213,655	—	213,655
Foreign corporate bonds	—	29,150	—	29,150
Other bonds	—	21,283	—	21,283

Total bonds	75,460	1,129,514	—	1,204,974
Preferred shares	1,813	2,852	—	4,665
Common shares	50,613	—	—	50,613
Other invested assets	—	—	46,672	46,672

Total invested assets	$127,886	$1,132,366	$46,672	$1,306,924

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
The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter and six months ended June 30, 2009:

	Fair Value Measurements Using Level 3 Inputs
		Other
Quarter Ended June 30, 2009		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at April 1, 2009	$—	$19,731	$19,731
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	2,530	2,530
Included in accumulated other comprehensive income	—	(816)	(816)
Purchases	—	30,602	30,602
Sales	—	(1,230)	(1,230)

Ending balance at June 30, 2009	$—	$50,817	$50,817

Gains for 2009 included in earnings attributable to the change in unrealized gains relating to assets still held at June 30, 2009	$—	$2,530	$2,530

	Fair Value Measurements Using Level 3 Inputs
		Other
Six Months Ended June 30, 2009		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at January 1, 2009	$—	$46,672	$46,672
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	2,737	2,737
Included in accumulated other comprehensive income	—	(3,884)	(3,884)
Purchases	—	30,654	30,654
Sales	—	(25,362)	(25,362)

Ending balance at June 30, 2009	$—	$50,817	$50,817

Gains for 2009 included in earnings attributable to the change in unrealized gains relating to assets still held at June 30, 2009	$—	$2,737	$2,737

The securities classified as Level 3 in the above table consist of $50.8 million related to the Company’s limited partnership investments. Of this amount, $10.6 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. $9.8 million was related to a limited partnership that invests mainly in securities that are publicly traded. However, since the Company does not have the ability to see the invested asset composition of these limited partnerships on a daily basis, these investments have been classified within the Level 3 category. The remaining $30.4 million was related to a limited partnership that invests in bank loans. This investment is classified within the Level 3 category since the bank loans trade infrequently (or not all), and therefore have little or no readily available pricing. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.

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
The Company’s pricing vendors provide prices for select investment categories valued as Level 1 or Level 2 in the SFAS 157 fair value hierarchy. One vendor provides prices for equity securities and select fixed maturity categories including; commercial mortgage backed securities, high yield, investment grade, short term securities, and international fixed income securities, if any. A second vendor provides prices for other fixed maturity categories including: asset backed securities (“ABS”), collateralized mortgage obligations (“CMO”), and municipals. A third vendor provides prices for the remaining fixed maturity categories including mortgage backed securities (“MBS”) and treasuries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:
•	Equity prices are received from all primary and secondary exchanges.
•	Corporate bonds are individually evaluated, mostly on a dollar basis, sometimes on a yield or nominal spread basis (depending on how the market trades a security or sector). Valuations are then verified with other broker/dealers and contributing firms.
•	Commercial mortgage backed securities (“CMBS”) are evaluated on a nominal spread basis using a contributed model to value individual tranches. Each tranche is hand evaluated using nominal spreads from broker/dealers deemed to accurately represent the market. Investment grade tranches are evaluated with spreads to the swap curve and non-investment grade tranches are evaluated with spreads to the treasury curve. Coverage includes “AAA” tranches as well as mezzanine and subordinated pieces. In addition, nominal spread levels on specific and generic tranches are received from other broker/dealers involved in the CMBS market.
•	For CMOs, which are categorized with mortgage-backed securities in the tables listed above, a volatility-driven, multi dimensional single cash flow stream model or option-adjusted spread model is used. For ABSs, a single cash flow stream model is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, treasury, swap curves and spread adjustments.
•	For municipals, a series of matrices are used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, sector curves, yield to worst, ratings updates, and adjustments for material events notices.
•	U.S. Treasuries are priced on the bid side by a market maker.
•	For MBSs, the pricing vendor utilizes a matrix model correlation to TBA (a forward MBS trade) or benchmarking to value a security.
The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with SFAS 157, Fair Value Measurements, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:
•	Examining market value changes on an overall portfolio basis to determine if the market value reported by the pricing vendors appears reasonable. Duration of the portfolio and changes to benchmark yields are compared to the market value change reported by the Investment Manager to make this determination. The fair values reported are reviewed by management.
•	Reviewing periodic reports provided by the Investment Manager that provides information regarding rating changes and securities placed on watch. This procedure allows the Company to understand why a particular security’s market value may have changed.
•	Understanding and periodically evaluating the various pricing methods and procedures used by the Company’s pricing vendors to ensure that investments are properly classified within the fair value hierarchy.
During the quarter and six months ended June 30, 2009, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.

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
At June 30, 2009 and December 31, 2008, the Company carried reinsurance receivables of $620.1 million and $679.3 million, respectively. These amounts are net of an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $12.9 million and $13.7 million at June 30, 2009 and December 31, 2008, respectively. The change is primarily due to a decrease in the Company’s assessment of its risk of collecting from several individual reinsurers.
At June 30, 2009 and December 31, 2008, the Company held collateral securing its reinsurance receivables of $446.2 million and $477.1 million, respectively. Prepaid reinsurance premiums were $18.8 million and $24.0 million at June 30, 2009 and December 31, 2008, respectively. Reinsurance receivables, net of collateral held, were $173.9 million and $202.2 million at June 30, 2009 and December 31, 2007, respectively.
The Company regularly evaluates retention levels to ensure that the ultimate reinsurance cessions are aligned with corporate risk tolerance and capital levels, as follows:
Property Catastrophe Excess of Loss — The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2009, the Company renewed its property catastrophe excess of loss treaty which provides occurrence coverage for losses of $75.0 million in excess of $15.0 million. This treaty provides for one full reinstatement of coverage at 100% additional premium as to time and pro rata as to amount of limit reinstated. This replaces the treaty that expired on May 31, 2009, which provided occurrence coverage for losses of $70.0 million in excess of $10.0 million, also with one full reinstatement. The additional limit purchased is a result of an increase in aggregate loss exposure to catastrophic events.
Property Per Risk Excess of Loss — Effective January 1, 2009, the Company renewed its property per risk excess of loss treaty which provides coverage of $14.0 million per risk in excess of $1.0 million per risk. This replaces the treaty that expired December 31, 2008, which also covered $14.0 million per risk in excess of $1.0 million per risk. This treaty provides coverage in two layers: $4.0 million per risk in excess of $1.0 million per risk, and $10.0 million per risk in excess of $5.0 million per risk. Similar to expiring terms, the first layer is subject to a $4.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.
Professional Liability Excess of Loss — Effective January 1, 2009, the Company renewed its professional liability excess of loss treaty which provides coverage of $4.0 million per occurrence in excess of $1.0 million per occurrence. This replaces the treaty that expired December 31, 2008, which provided coverage for $9.5 million in excess of $0.5 million. The Company reduced its reinsurance limit due to a decrease in exposure to policies with limits in excess of $5.0 million per occurrence.
Casualty Excess of Loss — Effective May 1, 2009, the Company renewed its casualty excess of loss treaty which provides coverage for $2.25 million in excess of $0.75 million per occurrence for general liability and auto liability. Allocated loss adjustment expenses are shared in proportion to losses retained and ceded. This replaces the treaty that expired April 30, 2009, which provided identical limits of coverage for general liability only.
Casualty Clash Excess of Loss — Effective January 1, 2009, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. This replaces the treaty that expired December 31, 2008, which provided identical coverage.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Property Quota Share — Effective January 1, 2009, the Company entered into a 30% quota share treaty related to the Penn-America property line of business. During the quarter and six months ended June 30, 2009, the Company ceded $3.2 million and $5.7 million of written premium, respectively.
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter or six months ended June 30, 2009.
5. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses, and then adding that amount to income taxes on net realized gains and losses. The Company’s income from continuing operations before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters and six months ended June 30, 2009 and 2008 were as follows:

Quarter Ended June 30, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$51,097	$72,687	$(32,304)	$91,480

Net premiums written	$50,991	$26,487	$—	$77,478

Net premiums earned	$45,418	$29,314	$—	$74,732
Net investment income	10,701	10,501	(4,597)	16,605
Net realized investment gains	115	5,283	—	5,398

Total revenues	56,234	45,098	(4,597)	96,735
Losses and Expenses:
Net losses and loss adjustment expenses	23,596	20,451	—	44,047
Acquisition costs and other underwriting expenses	18,329	11,643	—	29,972
Corporate and other operating expenses	648	3,015	—	3,663
Interest expense	—	6,429	(4,597)	1,832

Income before income taxes	$13,661	$3,560	$—	$17,221

Quarter Ended June 30, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$51,548	$94,855	$(42,085)	$104,318

Net premiums written	$43,121	$42,088	$—	$85,209

Net premiums earned	$51,572	$49,101	$—	$100,673
Net investment income	10,295	11,374	(4,597)	17,072
Net realized investment gains (losses)	160	(2,640)	—	(2,480)

Total revenues	62,027	57,835	(4,597)	115,265
Losses and Expenses:
Net losses and loss adjustment expenses	37,752	45,892	—	83,644
Acquisition costs and other underwriting expenses	23,506	14,606	—	38,112
Corporate and other operating expenses	1,209	1,060	—	2,269
Interest expense	—	6,785	(4,597)	2,188

Loss before income taxes	$(440)	$(10,508)	$—	$(10,948)

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$111,991	$140,307	$(61,630)	$190,668

Net premiums written	$111,461	$52,630	$—	$164,091

Net premiums earned	$90,189	$63,083	$—	$153,272
Net investment income	20,927	26,999	(9,144)	38,782
Net realized investment losses	(1,982)	(1,216)	—	(3,198)

Total revenues	109,134	88,866	(9,144)	188,856
Losses and Expenses:
Net losses and loss adjustment expenses	49,792	41,995	—	91,787
Acquisition costs and other underwriting expenses	36,529	24,257	—	60,786
Corporate and other operating expenses	3,519	4,119	—	7,638
Interest expense	—	12,830	(9,144)	3,686

Income before income taxes	$19,294	$5,665	$—	$24,959

Six Months Ended June 30, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$97,653	$188,147	$(82,420)	$203,380

Net premiums written	$84,754	$82,419	$—	$167,173

Net premiums earned	$109,671	$104,059	$—	$213,730
Net investment income	20,849	23,153	(9,144)	34,858
Net realized investment gains (losses)	148	(3,698)	—	(3,550)

Total revenues	130,668	123,514	(9,144)	245,038
Losses and Expenses:
Net losses and loss adjustment expenses	75,831	84,463	—	160,294
Acquisition costs and other underwriting expenses	46,607	29,700	—	76,307
Corporate and other operating expenses	3,813	2,401	—	6,214
Interest expense	—	13,871	(9,144)	4,727

Income (loss) before income taxes	$4,417	$(6,921)	$—	$(2,504)

The following tables summarize the differences between the tax provisions under Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting” (“APB 28”), for interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended June 30,
	2009		2008
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Loss

Expected tax provision at weighted average rate	$1,266	7.3%	$(3,658)	(33.4)%
Adjustments:
Tax exempt interest	(668)	(3.9)	(744)	(6.8)
Dividend exclusion	(99)	(0.6)	(165)	(1.5)
Effective tax rate adjustment	2,196	12.7	2,486	22.7
Other	63	0.5	78	0.7

Income tax expense	$2,758	16.0%	$(2,003)	(18.3)%

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30,
	2009		2008
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Loss

Expected tax provision at weighted average rate	$2,023	8.1%	$(2,383)	(95.2)%
Adjustments:
Tax exempt interest	(1,380)	(5.5)	(1,457)	(58.2)
Dividend exclusion	(210)	(0.8)	(326)	(13.0)
Effective tax rate adjustment	2,951	11.8	2,897	115.7
Other	97	0.3	(173)	(6.9)

Income tax expense	$3,481	13.9%	$(1,442)	(57.6)%

The effective income tax expense rate for the six months ended June 30, 2009 was 13.9%, compared to an effective income tax benefit rate of 57.6% for the six months ended June 30, 2008. The increase in the effective tax rate is primarily due to the gain on the liquidation of limited partnerships of $8.6 million. The effective rates differed from the weighted average expected income tax expense (benefit) rates of 8.1% and (95.2)% for the six months ended June 30, 2009 and 2008, respectively, primarily due to the fact that we are recording tax based on the annualized effective tax rate, net of tax-exempt interest and dividends.
The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2005.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefit was $3.1 million as of June 30, 2009 and December 31, 2008.
If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits did not change during the quarter or six months ended June 30, 2009.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2009, the Company has recorded $0.3 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at June 30, 2009, the related adjustments could have a material impact on the Company’s future results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended June 30,
(Dollars in thousands)	2009		2008

Unpaid losses and loss adjustment expenses at beginning of period	$1,446,974		$1,494,816
Less: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	637,686		679,775

Net balance at beginning of period	809,288		815,041

Incurred losses and loss adjustment expenses related to:
Current year	46,200		67,103
Prior years	(2,153)	(1)	16,541	(2)

Total incurred losses and loss adjustment expenses	44,047		83,644

Paid losses and loss adjustment expenses related to:
Current year	12,873		15,634
Prior years	59,308		48,735

Total paid losses and loss adjustment expenses	72,181		64,369

Net balance at end of period	781,154		834,316
Plus: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	613,664		666,913

Unpaid losses and loss adjustment expenses at end of period	$1,394,818		$1,501,229

(1)	In the second quarter of 2009, the Company reduced its prior accident year loss reserves by $2.1 million, which consisted of a $2.1 million reduction in property lines related primarily to accident year 2008 and a reduction of $2.0 million in general liability lines related primarily to accident years 2006 to 2008, offset by a $2.0 million increase in professional lines related to terminated programs.

(2)	In the second quarter of 2008, the Company increased its prior accident year loss reserves by $16.9 million and reduced its allowance for uncollectible reinsurance by $0.4 million. The loss reserves increase of $16.9 million consisted of an increase of approximately $21.1 million in liability lines partially offset by a reduction of $4.2 million in property lines. The increase related to the liability lines consisted of $16.6 million from general liability lines primarily related to accident years 2001 and prior, $2.6 million from professional liability lines primarily related to accident years 2006 and 2007 and $1.9 million from reinsurance operations primarily related to accident year 2007. The reduction to the property lines primarily related to accident year 2007.

	Six Months Ended June 30,
(Dollars in thousands)	2009		2008

Unpaid losses and loss adjustment expenses at beginning of period	$1,506,429		$1,503,237
Less: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	670,591		702,353

Net balance at beginning of period	835,838		800,884

Incurred losses and loss adjustment expenses related to:
Current year	94,697		143,753
Prior years	(2,910)	(1)	16,541	(2)

Total incurred losses and loss adjustment expenses	91,787		160,294

Paid losses and loss adjustment expenses related to:
Current year	16,070		21,567
Prior years	130,401		105,295

Total paid losses and loss adjustment expenses	146,471		126,862

Net balance at end of period	781,154		834,316
Plus: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	613,664		666,913

Unpaid losses and loss adjustment expenses at end of period	$1,394,818		$1,501,229

(1)	In 2009, the Company reduced its prior accident year loss reserves by $2.1 million and reduced its allowance for uncollectible reinsurance by $0.8 million. The loss reserves reduction of $2.1 million primarily consisted of a $2.1 million reduction in property lines related primarily to accident year 2008 and a reduction of $2.0 million in general liability lines related primarily to accident years 2006 to 2008, offset by a $2.0 million increase in professional lines related to terminated programs.

(2)	In 2008, the Company increased its prior accident year loss reserves by $16.9 million and reduced its allowance for uncollectible reinsurance by $0.4 million. The loss reserves increase of $16.9 million consisted of an increase of approximately $21.1 million in liability lines partially offset by a reduction of $4.2 million in property lines. The increase related to the liability lines consisted of $16.6 million from general liability lines primarily related to accident years 2001 and prior, $2.6 million from professional liability lines primarily related to accident years 2006 and 2007 and $1.9 million from reinsurance operations primarily related to accident year 2007. The reduction to the property lines primarily related to accident year 2007.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Debt
The Company’s debt is comprised of guaranteed senior notes, junior subordinated debentures, a discretionary demand line of credit, notes payable, and loans payable. The following items had changes during the quarter or six months ended June 30, 2009:
Loans Payable
At June 30, 2009 and December 31, 2008, the Company had loans payable of $0.8 million and $0.9 million, respectively. These balances were comprised of a loan payable to a former minority shareholder. Interest expense related to loans payable was $0.01 million for each of the quarters ended June 30, 2009 and 2008, and $0.02 million for each of the six months ended June 30, 2009 and 2008.
There were no other significant changes to the Company’s debt during the quarter or six months ended June 30, 2009.
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
The Rights Offering included an agreement with Fox Paine & Company and an investment entity referred to as the “Backstop Purchaser,” which is controlled by Fox Paine & Company. The Backstop Purchaser agreed, subject to certain conditions, to purchase all of the Class A and Class B common shares offered in the Rights Offering and not subscribed for pursuant to the Rights Offering. The Company entered into the agreement to ensure that, subject to the conditions of the agreement, all Class A common shares and Class B common shares offered in the Rights Offering were either distributed in the Rights Offering or purchased subsequent to the Rights Offering at the same purchase price at which the rights were exercisable. Through this arrangement, the Company had a high degree of certainty that it would raise gross proceeds of $100.0 million through the Rights Offering. In the agreement and subject to the successful completion of the Rights Offering, the Company agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering, or $5.0 million, for total payments of $7.0 million. Payment of these fees is subject to the prior approval by the Company’s shareholders. As of the filing date of this report, the fees have been accrued, but have not yet been paid.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
As a result of the Rights Offering, 17.2 million Class A common shares and 11.4 million Class B common shares were purchased, resulting in gross proceeds of $100.1 million. After deducting expenses associated with the Rights Offering, the Company’s equity increased $91.5 million. Approximately 66% of the Class A common shareholders had exercised their subscription right. Excluding those Class A common shares that are owned by Fox Paine & Company and affiliated entities, approximately 72% of the Class A common shareholders had exercised their subscription right. Fox Paine & Company and affiliated entities purchased 5.9 million Class A common shares and all Class B common shares for $60.7 million. Post the Rights Offering, Fox Paine & Company and affiliated entities own 7.5 million of the total 36.4 million outstanding Class A common shares and all 24.1 million of the outstanding Class B common shares. In total, Fox Paine & Company and affiliated entities now own 52.4% of all outstanding shares and beneficially own shares having approximately 89.6% of the Company’s total outstanding voting power.
See the specific filings with the SEC for the details regarding the shelf registration and the Rights Offering.
9. Related Party Transactions
As of June 30, 2009, Fox Paine & Company beneficially owned shares having approximately 89.6% of the Company’s total outstanding voting power. Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors. The Company’s Chairman is a member of Fox Paine & Company. In addition, another director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.4 million in each of the quarters ended June 30, 2009 and 2008 and $0.8 million in each of the six months ended June 30, 2009 and 2008 as part of the annual management fee that is paid to Fox Paine & Company. The Company reimbursed Fox Paine & Company $0.08 million and $0.0 million during the quarters ended June 30, 2009 and 2008, respectively, and $0.1 million and $0.02 million during the six months ended June 30, 2009 and 2008, respectively, for expenses incurred in providing management services.
As mentioned in Note 8 above, as a result of the Rights Offering, the Company agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering, or $5.0 million, for total payments of $7.0 million. Since Fox Paine & Company is a related party, and all other shareholders were not offered these fees in the Rights Offering, the payment of the fees is subject to the prior approval of our shareholders. Such approval will be sought at the Company’s next shareholder meeting. As a result, the Company has accrued the fees, but has not yet issued payment. See Note 8 above for more details concerning the Rights Offering.
At June 30, 2009 and December 31, 2008, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $4.1 million and $6.8 million at June 30, 2009 and December 31, 2008, respectively. On April 24, 2009, the Company paid a capital call contribution of $0.6 million to the partnership. At June 30, 2009, the Company had an unfunded capital commitment of $3.2 million to the partnership. On July 1, 2009, the Company paid a capital call contribution of $0.03 million to the partnership.
During the quarters ended June 30, 2009 and 2008, the Company incurred $0.02 million and $0.6 million respectively, for legal services rendered by Cozen O’Connor. During the six months ended June 30, 2009 and 2008, the Company incurred $0.09 million and $0.8 million respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the six months ended June 30, 2009 and 2008, the Company paid $0.0 million and $0.2 million, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”). There were no payments during the quarters ended June 30, 2009 and 2008. Validus was a participant on the Company’s $100.0 million in excess of $10.0 million property catastrophe reinsurance treaty, which expired on May 31, 2007. No losses were ceded by the Company under this treaty.
Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Ceded written premium	$2,340	$5,076	$2,748	$8,573
Ceded losses	497	(2,275)	972	(1,228)
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
In connection with the Rights Offering, the Company entered into an agreement with Citigroup Global Markets, Inc. (“Citi”), wherein Citi agreed to be the Company’s exclusive capital markets structuring adviser to provide advisory and investment banking services. The Company agreed to pay Citi $1.0 million in connection with these services. Chad A. Leat, the managing director and chairman of Citigroup’s Global Alternative Asset Group, is a member of the Company’s Board of Directors.
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
11. Share-Based Compensation Plans
During the six months ended June 30, 2009, the Company granted 103,138 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $9.44 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”). In addition, during the same period, the Company granted an aggregate of 102,648 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $6.32 per share, to non-employee directors of the Company under the Plan.
12. Earnings (Loss) Per Share
Earnings (loss) per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period. As detailed below, share counts for the prior year have been restated as a result of the Rights Offering.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company issued non-transferable rights to stockholders of record on March 16, 2009. The rights entitled the holders to purchase one new share of common stock for every right held. The Rights Offering expired on April 6, 2009. On May 5, 2009, the Company issued 17.2 million Class A common shares and 11.4 million Class B common shares at a subscription price of $3.50 per share in conjunction with the Rights Offering.
The market price of the Company’s Class A common shares was $4.89 per share on March 12, 2009, which was the ex-rights date related to the Rights Offering. Since the $3.50 per share subscription price of the shares issued under the Rights Offering was lower than the $4.89 per share market price on March 12, 2009, the Rights Offering contained a bonus element. As required by SFAS No. 128, “Earnings Per Share” (“SFAS 128”), in computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.116 to reflect the impact of a bonus element associated with the Rights Offering. See Note 8 above for more details concerning the Rights Offering.
The following table sets forth the computation of basic and diluted earnings (loss) per share. In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

(Dollars in thousands,	Quarter Ended June 30,		Six Months Ended June 30,
except per share data)	2009	2008	2009	2008

Net income (loss)	$16,261	$(8,971)	$23,411	$(1,531)

Basic earnings (loss) per share:
Weighted average shares outstanding — basic	49,462,974	33,776,708	40,512,274	34,238,706
Adjustment for bonus element of Rights Offering	1,361,332	3,901,939	2,493,075	3,955,310

Adjusted weighted average shares outstanding — basic	50,824,306	37,678,647	43,005,349	38,194,016

Net income (loss)	$0.32	$(0.24)	$0.54	$(0.04)

Diluted earnings (loss) per share:
Weighted average shares outstanding — diluted	49,501,869	33,776,708	40,545,048	34,238,706
Adjustment for bonus element of Rights Offering	1,361,332	3,901,939	2,493,075	3,955,310

Adjusted weighted average shares outstanding — diluted	50,863,201	37,678,647	43,038,123	38,194,016

Net income (loss)	$0.32	$(0.24)	$0.54	$(0.04)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average shares for basic earnings per share	50,824,306	37,678,647	43,005,349	38,194,016
Non-vested restricted stock	38,895	—	32,774	—

Weighted average shares for diluted earnings per share	50,863,201	37,678,647	43,038,123	38,194,016

If the Company had not incurred a loss in 2008, then 37,882,658 and 38,408,052 weighted average shares would have been used to compute the diluted loss per share calculation for the quarter and six months ended June 30, 2008, respectively. In addition to the basic shares, weighted average shares for the diluted calculation would have included 72,106 shares of non-vested restricted stock and 131,905 share equivalents for options and warrants for the quarter ended June 30, 2008, and 56,573 shares of non-vested restricted stock and 157,463 share equivalents for options and warrants for the six months ended June 30, 2008.

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

Quarter Ended June 30, 2009:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$72,687		$18,793		$91,480

Net premiums written	$58,791		$18,687		$77,478

Net premiums earned	$64,446		$10,286		$74,732
Losses and Expenses:
Net losses and loss adjustment expenses	39,547		4,500		44,047
Acquisition costs and other underwriting expenses	27,238	(3)	2,734	(4)	29,972

Income (loss) from segments	$(2,339)		$3,052		713

Unallocated Items:
Net investment income					16,605
Net realized investment gains					5,398
Corporate and other operating expenses					(3,663)
Interest expense					(1,832)

Income before income taxes					17,221
Income tax expense					2,758

Income before equity in net income of partnership					14,463
Equity in net income of partnership, net of tax					1,798

Net income					$16,261

Total assets	$1,894,370		$611,031	(5)	$2,505,401

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $351 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended June 30, 2008:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$94,855		$9,463		$104,318

Net premiums written	$84,171		$1,038		$85,209

Net premiums earned	$98,204		$2,469		$100,673
Losses and Expenses:
Net losses and loss adjustment expenses	77,576		6,068		83,644
Acquisition costs and other underwriting expenses	35,817	(3)	2,295	(4)	38,112

Loss from segments	$(15,189)		$(5,894)		(21,083)

Unallocated Items:
Net investment income					17,072
Net realized investment losses					(2,480)
Corporate and other operating expenses					(2,269)
Interest expense					(2,188)

Loss before income taxes					(10,948)
Income tax benefit					(2,003)

Loss before equity in net loss of partnership					(8,945)
Equity in net loss of partnership, net of tax					(26)

Net loss					$(8,971)

Total assets	$2,037,657		$599,143	(5)	$2,636,800

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $491 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Six Months Ended June 30, 2009:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$140,307		$50,361		$190,668

Net premiums written	$114,260		$49,831		$164,091

Net premiums earned	$135,166		$18,106		$153,272
Losses and Expenses:
Net losses and loss adjustment expenses	82,291		9,496		91,787
Acquisition costs and other underwriting expenses	56,380	(3)	4,406	(4)	60,786

Income (loss) from segments	$(3,505)		$4,204		699

Unallocated Items:
Net investment income					38,782
Net realized investment losses					(3,198)
Corporate and other operating expenses					(7,638)
Interest expense					(3,686)

Income before income taxes					24,959
Income tax expense					3,481

Income before equity in net income of partnership					21,478
Equity in net income of partnership, net of tax					1,933

Net income					$23,411

Total assets	$1,894,370		$611,031	(5)	$2,505,401

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $721 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2008:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$188,147		$15,233		$203,380

Net premiums written	$164,839		$2,334		$167,173

Net premiums earned	$208,123		$5,607		$213,730
Losses and Expenses:
Net losses and loss adjustment expenses	151,792		8,502		160,294
Acquisition costs and other underwriting expenses	72,458	(3)	3,849	(4)	76,307

Loss from segments	$(16,127)		$(6,744)		(22,871)

Unallocated Items:
Net investment income					34,858
Net realized investment losses					(3,550)
Corporate and other operating expenses					(6,214)
Interest expense					(4,727)

Loss before income taxes					(2,504)
Income tax benefit					(1,442)

Loss before equity in net loss of partnership					(1,062)
Equity in net loss of partnership, net of tax					(469)

Net loss					(1,531)

Total assets	$2,037,657		$599,143	(5)	$2,636,800

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $1,041 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.
14. Supplemental Cash Flow Information
The Company paid the following amounts in cash for interest and net U.S. federal income taxes paid during the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net U.S. federal income taxes paid (recovered)	$750	$5,000	$(7,062)	$6,401
Interest paid	446	943	3,772	5,138
15. New Accounting Pronouncements
On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”) with the intent of achieving more consistent determination of whether an other-than-temporary impairment has occurred. This FSP retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1 and other related disclosures. Under FSP EITF 99-20-1, the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. If upon evaluation, it is probable that there is a favorable or an adverse change in estimated cash flows from previously projected cash flows, then the investor should recalculate the amount of accretable yield for the beneficial interest and apply this new yield prospectively as a change in estimate. An entity should then apply the impairment guidance in FAS 115. This FSP became effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted the guidance provided in FSP EITF 99-20-1 in its valuation review of applicable securities during the fourth quarter of 2008, and it did not result in a material impact on the Company’s consolidated financial position or results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The guidance provided clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased, is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions at the date of the financial statements. The FSP includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. The FSP further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from the application of the FSP. In addition, the adoption of FSP FAS 157-4 did not have any impact on the Company’s consolidated financial condition or results of operations because it did not result in a change in valuation techniques or related inputs.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and other factors (interest rates, market conditions, etc.) components of impaired debt securities that are not expected to be sold. It modifies the impairment model utilized for debt securities, the presentation of other-than-temporary impairment losses, and expands the required disclosures of other-than-temporary impairment for debt and equity securities. The guidance in the FSP provides that in order for an entity to conclude impairment is not other-than-temporary, it is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; losses from other factors are to be recorded in accumulated other comprehensive income (loss). The Company adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009. As a result, $6.3 million of other-than-temporary impairment losses, net of tax, that were previously recorded through earnings were reclassified to other comprehensive income (loss) with an offset to retained earnings as a cumulative-effect adjustment.
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
FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009. The Company adopted these FSPs during the second quarter of 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 during the second quarter of 2009, and it did not result in a material impact on the Company’s consolidated financial position or results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”),which eliminates the concept of a qualifying special-purpose entity from SFAS 140, which will generally subject those entities to the consolidation guidance applied to other variable interest entities (“VIEs”) set out in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — and interpretation of ARB No. 51” (“FIN 46(R)”), as amended by SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 166 also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other de-recognition criteria are met. Furthermore, it clarifies and amends the de-recognition criteria for determining whether a transfer qualifies for sale accounting. This Statement is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009 and is not expected to have a material impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS 167, which amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, SFAS 167 amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity and adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Further, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). In accordance with SFAS 168, the FASB Accounting Standards CodificationTM (Codification) is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases by the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an impact on the Company’s financial position, results of operations or liquidity.
16. Subsequent Events
On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld a jury verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON has the right to appeal the result. United National does not intend to recognize the gain contingency until the matter has been resolved through the appellate process.
There were no subsequent events requiring adjustment to the financial statements or disclosure through August 10, 2009, the date that the Company’s financial statements were issued.

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
Recent Developments
On May 5, 2009, we received $100.1 million related to the Rights Offering. See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the Rights Offering. We issued 17.2 million and 11.4 million of Class A and Class B common shares, respectively, in conjunction with this offering.
Please see the specific filings with the SEC for the details regarding the Rights Offering.
On June 8, 2009, we announced the appointment of Matthew B. Scott as President of Penn-America Group, effective as of that date. The appointment follows the resignation of Raymond H. (Scott) McDowell as President of Penn-America Group on June 8, 2009.
On June 8, 2009, Robert S. Fleischer resigned from our Board of Directors as a result of his having joined Willis Capital Markets and Advisory Services as a Managing Director.
On June 16, 2009, Charles F. Barr’s tenure as Senior Vice President and General Counsel ended.
We previously announced a plan, which had been approved by our Board of Directors, to re-domicile from the Cayman Islands to Switzerland. We are reevaluating this plan and are also considering other jurisdictions. No other plan has yet been approved by our Board.
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
A full loss review of the loss reserves of our Insurance and Reinsurance Operations was performed by an independent actuary in the second quarter of 2009.
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

UNITED AMERICA INDEMNITY, LTD.
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

UNITED AMERICA INDEMNITY, LTD.
Management’s best estimate at June 30, 2009 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,394.8 million and $781.2 million, respectively, as of June 30, 2009. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of June 30, 2009 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$170,311	$332,268	$502,579
United National	232,791	474,511	707,302
Diamond State	61,836	88,727	150,563

Total Insurance Operations	464,938	895,506	1,360,444

Reinsurance Operations:
Wind River Reinsurance	13,014	21,360	34,374

Total	$477,952	$916,866	$1,394,818

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$151,028	$276,882	$427,910
United National	70,991	149,642	220,633
Diamond State	42,439	66,466	108,905

Total Insurance Operations	264,458	492,990	757,448

Reinsurance Operations:
Wind River Reinsurance	5,453	18,253	23,706

Total	$269,911	$511,243	$781,154

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves, as required by SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” are recorded in the period that the change in these estimates is made. See Note 6 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.
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
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $94.7 million for claims occurring during the six months ended June 30, 2009:

	Severity Change
(Dollars in thousands)	-10%	-5%	0%	5%	10%
Frequency Change
-5%	$(13,731)	$(9,233)	$(4,735)	$(237)	$4,261
-3%	(12,027)	(7,434)	(2,841)	1,752	6,345
-2%	(11,174)	(6,534)	(1,894)	2,746	7,386
-1%	(10,322)	(5,634)	(947)	3,741	8,428
0%	(9,470)	(4,735)	—	4,735	9,470
1%	(8,617)	(3,835)	947	5,729	10,511
2%	(7,765)	(2,936)	1,894	6,723	11,553
3%	(6,913)	(2,036)	2,841	7,718	12,595
5%	(5,208)	(237)	4,735	9,706	14,678
Our net reserves for losses and loss expenses of $781.2 million as of June 30, 2009 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At June 30, 2009, our reinsurance receivables were $620.1 million, net of an allowance for uncollectible reinsurance receivables of $12.9 million. See Note 4 to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectibility of our reinsurance receivables.

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
For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether:
(1)	the issuer is in financial distress;
(2)	the investment is secured;
(3)	a significant credit rating action occurred;
(4)	scheduled interest payments were delayed or missed;
(5)	changes in laws or regulations have affected an issuer or industry;
(6)	the investment has an unrealized loss and was identified by our Investment Manager as an investment to be sold before recovery or maturity; and
(7)	the investment failed EITF 99-20-1 testing, which is a cash flow projection test to determine if anticipated principal and interest payments will be realized.
For equity securities, management carefully reviews securities with unrealized losses that have either:
(1)	persisted for more than twelve consecutive months or
(2)	the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired.
Prior to the implementation of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), if the fair value of an investment fell below its cost and the decline was determined to be other than temporary, the amount of the decline was included in earnings as a realized loss in the period in which the impairment arose. Effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2. This new accounting pronouncement amends the existing impairment model for debt securities only. This FSP does not amend existing recognition and measurement guidance related to the other-than-temporary impairment of equity securities. Under this new pronouncement, for securities in an unrealized loss position, we are required to assess whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, we must recognize an other-than-temporary impairment with the entire unrealized loss being recorded through earnings. For securities in an unrealized loss position not meeting these conditions, we assess whether the impairment of a security is other-than-temporary. If the impairment is deemed to be other-than-temporary, we must separate the other-than-temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other-than-temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.
For an analysis of our securities with gross unrealized losses as of June 30, 2009 and December 31, 2008, and for other than temporary losses that we recorded for the quarters and six months ended June 30, 2009 and 2008, please see Note 2 to the consolidated financial statements in Item 1 of Part I of this report.

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
Goodwill and Intangible Assets
In 2008, we impaired all of the goodwill and $12.2 million of intangible assets associated with our merger with Penn-America Group, Inc. due to the results of our 2008 impairment testing. This resulted in an after-tax loss in 2008 of $92.2 million. We also determined that our remaining software intangible asset will be fully amortized in two years. See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II in our 2008 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2009 for a discussion of our testing of impairment of goodwill and other definite and indefinite lived assets.
We use several techniques to value the recoverability of intangible assets. State licenses were valued by comparing our licenses to comparable companies. Software was evaluated based on the cost to build and the cost to replace existing software. Other intangible assets that are not deemed to have indefinite useful lives are amortized over their useful lives. State licenses and trade names are not amortized. Reviews of recoverability and useful lives are performed at least annually.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of June 30, 2009. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
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

UNITED AMERICA INDEMNITY, LTD.
During the six months ended 2009, we recognized $8.6 million of investment income related to the liquidation of investments in two limited partnerships. The first quarter tax provision includes federal income tax expense of $3.0 million related to this investment income.
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
For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2008 Annual Report on Form 10-K.

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009		2008	2009		2008
Insurance Operations premiums written:
Gross premiums written	$72,687		$94,855	$140,307		$188,147
Ceded premiums written	13,896		10,684	26,047		23,308

Net premiums written	$58,791		$84,171	$114,260		$164,839

Reinsurance Operations premiums written:
Gross premiums written	$18,793		$9,463	$50,361		$15,233
Ceded premiums written	106		8,425	530		12,899

Net premiums written	$18,687		$1,038	$49,831		$2,334

Revenues: (1)
Insurance Operations	$64,446		$98,204	$135,166		$208,123
Reinsurance Operations	10,286		2,469	18,106		5,607

Total revenues	$74,732		$100,673	$153,272		$213,730

Expenses: (2)
Insurance Operations	$66,785	(3)	$113,393 (3)	$138,671	(4)	$224,250 (4)
Reinsurance Operations (5)	7,234		8,363	13,902		12,351

Total expenses	$74,019		$121,756	$152,573		$236,601

Income (loss) from segments:
Insurance Operations	$(2,339)		$(15,189)	$(3,505)		$(16,127)
Reinsurance Operations	3,052		(5,894)	4,204		(6,744)

Total income (loss) from segments	$713		$(21,083)	$699		$(22,871)

Insurance combined ratio analysis: (6)
Insurance Operations
Loss ratio	61.4		79.0	60.9		72.9
Expense ratio	42.3		36.5	41.7		34.8

Combined ratio	103.7		115.5	102.6		107.7

Reinsurance Operations
Loss ratio	43.7		245.8	52.4		151.7
Expense ratio	26.6		93.0	24.3		68.6

Combined ratio	70.3		338.8	76.7		220.3

Consolidated
Loss ratio	58.9		83.1	59.9		75.0
Expense ratio	40.1		37.9	39.7		35.7

Combined ratio	99.0		121.0	99.6		110.7

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $351 and $491 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended June 30, 2009 and 2008, respectively.

(4)	Includes excise tax of $721 and $1,041 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the six months ended June 30, 2009 and 2008, respectively.

(5)	Includes all Wind River Reinsurance expenses other than excise tax related to cessions from our U.S. Insurance Companies to Wind River Reinsurance.

(6)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
Quarter Ended June 30, 2009 Compared with the Quarter Ended June 30, 2008
Insurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

	Quarter Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%
Gross premiums written:
Penn-America	$34,256	$49,166	$(14,910)	-30.3%
United National	16,607	24,370	(7,763)	-31.9%
Diamond State	21,824	21,319	505	2.4%

Total	$72,687	$94,855	$(22,168)	-23.4%

Net premiums written:
Penn-America	$27,500	$45,511	$(18,011)	-39.6%
United National	13,222	20,963	(7,741)	-36.9%
Diamond State	18,069	17,697	372	2.1

Total	$58,791	$84,171	$(25,380)	-30.2%

Net premiums earned:
Penn-America	$32,621	$52,326	$(19,705)	-37.7%
United National	14,850	24,047	(9,197)	-38.2%
Diamond State	16,975	21,831	(4,856)	-22.2%

Total	64,446	98,204	$(33,758)	-34.4%

Losses and expenses:
Net losses and loss adjustment expenses	39,547	77,576	(38,029)	-49.0%
Acquisition costs and other underwriting expenses (1)	27,238	35,817	(8,579)	-24.0%

Income (loss) from underwriting	$(2,339)	$(15,189)	$12,850	-84.6%

Underwriting Ratios:
Loss ratio:
Current accident year	64.7	64.2	0.5
Prior accident year	(3.3)	14.8	(18.1)

Calendar year	61.4	79.0	(17.6)
Expense ratio	42.3	36.5	5.8

Combined ratio	103.7	115.5	(11.8)

(1)	Includes excise tax of $351 and $491 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended June 30, 2009 and 2008, respectively.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $72.7 million for the quarter ended June 30, 2009, compared with $94.9 million for the quarter ended June 30, 2008, a decrease of $22.2 million or 23.4%.
•	Penn-America gross premiums written were $34.3 million for the quarter ended June 30, 2009, compared with $49.2 million for the quarter ended June 30, 2008, a decrease of $14.9 million, or 30.3%. The decrease was primarily due to a reduction of $2.1 million due to terminations of business that did not meet our profitability requirements and a reduction of $12.8 million from other market factors.
•	United National gross premiums written were $16.6 million for the quarter ended June 30, 2009, compared with $24.4 million for the quarter ended June 30, 2008, a decrease of $7.8 million, or 31.9%. The decrease was primarily due to a reduction of $6.0 million due to terminations of business that did not meet our profitability requirements and a reduction of $1.8 million from other market factors.
•	Diamond State gross premiums written were $21.8 million for the quarter ended June 30, 2009, compared with $21.3 million for the quarter ended June 30, 2008, an increase of $0.5 million, or 2.4%. The increase was primarily due to increases in our property line of $1.7 million and in our general liability line of $1.7 million, offset by a decrease in our professional line of $2.9 million.

UNITED AMERICA INDEMNITY, LTD.
Net premiums written, which equal gross premiums written less ceded premiums written, were $58.8 million for the quarter ended June 30, 2009, compared with $84.2 million for the quarter ended June 30, 2008, a decrease of $25.4 million or 30.2%. The decrease was primarily due to the reduction of gross premiums written noted above as well as to changes to our reinsurance structure.
The ratio of net premiums written to gross premiums written was 80.9% for the quarter ended June 30, 2009 and 88.7% for the quarter ended June 30, 2008, a decline of 7.8 points, which was primarily due to $3.2 million of ceded premiums written to a new quota share treaty that we executed on Penn-America’s property lines of business effective January 1, 2009 and changes in our mix of business.
Net premiums earned were $64.4 million for the quarter ended June 30, 2009, compared with $98.2 million for the quarter ended June 30, 2008, a decrease of $33.8 million or 34.4%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the quarters ended June 30, 2009 and 2008 were $26.7 million and $36.1 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2009 and 2008 were $37.7 million and $62.1 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 61.4% for the quarter ended June 30, 2009 compared with 79.0% for the quarter ended June 30, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is 18.1 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $2.1 million in the quarter ended June 30, 2009 and an increase of net losses and loss adjustment expenses for prior accident years of $14.6 million in the quarter ended June 30, 2008:
•	In 2009, we reduced our prior accident year loss reserves by $2.1 million, which reduced our loss ratio by 3.3 points. This reduction primarily consisted of a $2.1 million reduction in our property lines primarily related to accident year 2008 and a $2.0 million reduction in our general liability lines primarily related to accident years 2006 to 2009, offset by a $2.0 million increase in our professional lines related to terminated programs.
•	In 2008, we increased our prior accident year loss reserves by $15.0 million and reduced our allowance for uncollectible reinsurance by $0.4 million, which increased our loss ratio by 14.8 points. The loss reserves increase of $15.0 million primarily consisted of increases of approximately $17.5 million and $2.6 million in our general liability lines and professional lines, respectively, offset by reductions of $4.3 million and $0.8 million in our property lines and umbrella lines, respectively. The increase related to our general liability lines primarily related to accident years 2001 and prior. The increase to our professional liability lines primarily related to accident years 2006 and 2007. The reduction to the property lines primarily related to accident year 2007. The reduction to the umbrella lines primarily related to accident years 2004 and prior.
The current accident year loss ratio increased 0.5 points in the quarter ended June 30, 2009. The property and casualty loss ratios both increased:
•	The current accident year property loss ratio increased 1.2 points from 59.4% in the quarter ended June 30, 2008 to 60.6% in the quarter ended June 30, 2009, which consists of a 1.4 point increase in the non-catastrophe loss ratio from 51.6% in the quarter ended June 30, 2008 to 53.0% in the quarter ended June 30, 2009 and a 0.2 point decrease in the catastrophe loss ratio from 7.8% in the quarter ended June 30, 2008 to 7.6% in the quarter ended June 30, 2009. The increase in the non-catastrophe loss ratio is primarily due to higher severity from non-catastrophe weather related losses and fire losses. Catastrophe losses were $2.0 million and $2.8 million for the quarters ended June 30, 2009 and 2008, respectively. Property net premiums earned for the quarters ended June 30, 2009 and 2008 were $26.7 million and $36.1 million, respectively.
•	The current accident year casualty loss ratio increased 0.7 points from 66.9% in the quarter ended June 30, 2008 to 67.6% in the quarter ended June 30, 2009 primarily due to changes in our mix of business. Casualty net premiums earned for the quarters ended June 30, 2009 and 2008 were $37.8 million and $62.1 million, respectively.

UNITED AMERICA INDEMNITY, LTD.
Net losses and loss adjustment expenses were $39.5 million for the quarter ended June 30, 2009, compared with $77.6 million for the quarter ended June 30, 2008, a decrease of $38.1 million or 49.0%. Excluding the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2009 and the $14.6 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2008, the current accident year net losses and loss adjustment expenses were $41.7 million and $63.0 million for the quarters ended June 30, 2009 and 2008, respectively. This decrease is primarily attributable to a decrease in net premiums earned.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $27.2 million for the quarter ended June 30, 2009, compared with $35.8 million for the quarter ended June 30, 2008, a decrease of $8.6 million or 24.0%. The decrease is due to a $9.1 million decrease in acquisition costs and a $0.5 million increase in other underwriting expenses.
•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.
•	The increase in other underwriting expenses is primarily due to an increase in total compensation expenses and property and office costs, offset by a decrease in professional services costs and other expenses.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 42.3% for the quarter ended June 30, 2009, compared with 36.5% for the quarter ended June 30, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.
The combined ratio for our Insurance Operations was 103.7% for the quarter ended June 30, 2009, compared with 115.5% for the quarter ended June 30, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2009 and the $14.6 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2008, the combined ratio increased from 100.7% for the quarter ended June 30, 2008 to 107.0% for the quarter ended June 30, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Loss from underwriting
The factors described above resulted in loss from underwriting for our Insurance Operations of $2.3 million and $15.2 million for the quarters ended June 30, 2009 and 2008, respectively, a decrease in the loss of $12.9 million.

UNITED AMERICA INDEMNITY, LTD.
Reinsurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

	Quarter Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written	$18,793	$9,463	$9,330	98.6%

Net premiums written	$18,687	$1,038	$17,649	1,700.3%

Net premiums earned	$10,286	$2,469	$7,817	316.6%

Losses and expenses:
Net losses and loss adjustment expenses	4,500	6,068	(1,568)	-25.8%
Acquisition costs and other underwriting expenses	2,734	2,295	439	19.1%

Income (loss) from underwriting	$3,052	$(5,894)	$8,946	-151.8%

Underwriting Ratios:
Loss ratio:
Current accident year	43.7	165.9	(122.2)
Prior accident year	—	79.9	(79.9)

Calendar year loss ratio	43.7	245.8	(202.1)
Expense ratio	26.6	93.0	(66.4)

Combined ratio	70.3	338.8	(268.5)

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $18.8 million for the quarter ended June 30, 2009, compared with $9.5 million for the quarter ended June 30, 2008, an increase of $9.3 million or 98.6%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009. One of the treaties we entered into during the first quarter was a catastrophe book of business.
Net premiums written, which equal gross premiums written less ceded premiums written, were $18.7 million for the quarter ended June 30, 2009, compared with $1.0 million for the quarter ended June 30, 2008, an increase of $17.7 million. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 99.4% for the quarter ended June 30, 2009 and 11.0% for the quarter ended June 30, 2008, an increase of 88.4 points, which was primarily due to changes in our mix of business. In 2008, one of our largest treaties was 95% retroceded.
Net premiums earned were $10.3 million for the quarter ended June 30, 2009, compared with $2.5 million for the quarter ended June 30, 2008, an increase of $7.8 million or 316.6%. The increase was primarily due to the increase of gross premiums written noted above. Property net premiums earned for the quarters ended June 30, 2009 and 2008 were $5.5 million and $0.2 million, respectively. Casualty net premiums earned for the quarters ended June 30, 2009 and 2008 were $4.8 million and $2.3 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 43.7% for the quarter ended June 30, 2009 compared with 245.8% for the quarter ended June 30, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

UNITED AMERICA INDEMNITY, LTD.
The impact of changes to prior accident years is 79.9 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $2.0 million in the quarter ended June 30, 2008:
•	In 2008, we increased our prior accident year loss reserves by $2.0 million, which increased our loss ratio by 79.9 points. This increase primarily consisted of increases of $2.7 million in our professional lines related to accident year 2007, offset by reductions of $0.1 million in our property lines related to accident year 2007, and $0.6 million in our general liability lines primarily related to accident year 2005.
•	There were no significant changes to prior accident year loss reserves in 2009.
The current accident year loss ratio decreased 122.2 points from 165.9% in 2008 to 43.7% in 2009 primarily due to a change in the mix of business due to signing several new treaties that became effective in 2009. In 2008, our book was primarily comprised of casualty business that included a treaty that was not performing profitably and that has since been terminated. In 2009, our book is comprised of approximately 50% casualty and 50% property business, based on net premiums earned. The property book of business consists of a catastrophe book of business that has performed very well during 2009.
Net losses and loss adjustment expenses were $4.5 million for the quarter ended June 30, 2009, compared with $6.1 million for the quarter ended June 30, 2008, a decrease of $1.6 million or 25.8%. Excluding the $2.0 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended June 30, 2008, the current accident year net losses and loss adjustment expenses increased from $4.1 million for the quarter ended June 30, 2008 to $4.5 million for the quarter ended June 30, 2009. This increase is primarily attributable to an increase in net premiums earned, which increased from $2.5 million in 2008 to $10.3 million in 2009, offset partially by improved performance on our book of business in 2009 compared with 2008.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $2.7 million for the quarter ended June 30, 2009, compared with $2.3 million for the quarter ended June 30, 2008, an increase of $0.4 million or 19.1%. The increase is due to a $0.3 million increase in acquisition costs and a $0.1 million increase in other underwriting expenses.
•	The increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.
•	The increase in other underwriting expenses is primarily due to an increase in property and office costs, and professional services expenses, offset by a decrease in total compensation expenses.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 26.6% for the quarter ended June 30, 2009, compared with 93.0% for the quarter ended June 30, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned noted above.
The combined ratio for our Reinsurance Operations was 70.3% for the quarter ended June 30, 2009, compared with 338.8% for the quarter ended June 30, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $2.0 million increase of prior accident year loss reserves in the quarter ended June 30, 2008, the combined ratio decreased from 258.9% for the quarter ended June 30, 2008 to 70.3% for the quarter ended June 30, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Income (Loss) from underwriting
The factors described above resulted in income from underwriting for our Reinsurance Operations of $3.1 million for the quarter ended June 30, 2009, compared with loss from underwriting of $5.9 million for the quarter ended June 30, 2008.

UNITED AMERICA INDEMNITY, LTD.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarter Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Net investment income	$16,605	$17,072	$(467)	-2.7%

Net realized investment gains (losses)	5,398	(2,480)	7,878	NA

Corporate and other operating expenses	(3,663)	(2,269)	(1,394)	61.4%

Interest expense	(1,832)	(2,188)	356	(16.3)%

Income tax (expense) benefit	(2,758)	2,003	(4,761)	NA

Equity in net income (loss) of partnership, net of tax	1,798	(26)	1,824	NA
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $16.6 million for the quarter ended June 30, 2009, compared with $17.1 million for the quarter ended June 30, 2008, a decrease of $0.5 million or 2.7%.
•	Gross investment income, excluding realized gains and losses, was $17.8 million for the quarter ended June 30, 2009, compared with $18.3 million for the quarter ended June 30, 2008, a decrease of $0.5 million or 3.0%. The decrease was primarily due to decreases in short-term interest rates and a decrease in the amount of our invested assets, partially offset by distributions from our investments in limited partnerships of $1.2 million. Our limited partnership investments generated gross investment income of $1.2 million for the quarter ended June 30, 2009 due to liquidations of some of those investments. There was no investment income generated by our limited partnership investments for the quarter ended June 30, 2008. Excluding distributions from our limited partnership investments, gross investment income for the quarter ended June 30, 2009 decreased 9.6% compared to the quarter ended June 30, 2008. This decrease is due to reductions in short-term interest rates.
•	Investment expenses were $1.2 million for the quarter ended June 30, 2009, compared with $1.3 million for the quarter ended June 30, 2008, a decrease of $0.1 million or 6.7%.
The average duration of our bonds was 3.0 years as of June 30, 2009, compared with 3.7 years as of June 30, 2008. Including cash and short-term investments, the average duration of our investments as of June 30, 2009 and 2008 was 2.4 years and 3.1 years, respectively. At June 30, 2009, our embedded book yield on our bonds, not including cash, was 5.08% compared with 4.92% at June 30, 2008. The embedded book yield on the $223.6 million of municipal bonds in our portfolio was 4.01% at June 30, 2009.
Net Realized Investment Gains (Losses)
Net realized investment gains were $5.4 million for the quarter ended June 30, 2009, compared with net realized investment losses of $2.5 million for the quarter ended June 30, 2008, an increase of $7.9 million. The net realized investment gains for the quarter ended June 30, 2009 consist primarily of net gains of $3.3 million relative to our bond and equity portfolios and net gains of $2.4 million relative to market value changes in our convertible portfolio, offset by other than temporary impairment losses of $0.3 million. The net realized investment losses for the quarter ended June 30, 2008 consist primarily of net losses of $1.1 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $1.7 million relative to our equity portfolios, offset by net gains of $0.3 million relative to bond portfolios.
During the quarter, there was modest restructuring of the equity portfolios. Within the equity portfolio, the overall strategy was transitioned from a relatively diversified large cap approach to a fundamental value strategy with a new manager. This change in strategy resulted in the sale of certain existing securities in favor of new holdings more consistent with the fundamental value approach. This equity market transition to a new investment style generated capital gains of approximately $2.6 million for the quarter.

UNITED AMERICA INDEMNITY, LTD.
See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended June 30, 2009 and 2008.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $3.7 million for the quarter ended June 30, 2009, compared with $2.3 million for the quarter ended June 30, 2008, an increase of $1.4 million or 61.4%. The increase was primarily due to an increase in compensation and related benefits costs, professional services costs due to exploring country of domicile alternatives, and other expenses.
Interest Expense
Interest expense was $1.8 million and $2.2 million for the quarter ended June 30, 2009 and 2008, respectively, a decrease of $0.4 million or 16.3% The reduction is primarily due to retiring $15.5 million of trust preferred debt in May 2008. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of our 2008 Annual Report on Form 10-K for details on our debt.
Income Tax Expense (Benefit)
Income tax expense was $2.8 million for the quarter ended June 30, 2009, compared to a benefit of $2.0 million for the quarter ended June 30, 2008. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Our alternative minimum tax (“AMT”) credit carryforward as of June 30, 2009 and December 31, 2008 was $4.4 million and $0.8 million, respectively. In 2008, there were $29.0 million of other than temporary impairment losses on invested assets held by our U.S. Subsidiaries. Of that amount, $17.1 million were realized in 2009, along with additional capital losses of $7.0 million. As a result, the AMT credit carryforward increased by $3.6 million.
Equity in Net Income (Loss) of Partnerships
Equity in net income of partnerships, net of tax was $1.8 million for the quarter ended June 30, 2009, compared with equity in net loss of partnerships of $0.03 million for the quarter ended June 30, 2008. The change from a loss in 2008 to income in 2009 was due to the performances of limited partnership investments which invest mainly in high yield bonds and bank loans.
Net Income (Loss)
The factors described above resulted in net income of $16.3 million for the quarter ended June 30, 2009, compared to net loss of $9.0 million for the quarter ended June 30, 2008, an increase of $25.3 million.

UNITED AMERICA INDEMNITY, LTD.
Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008
Insurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written:
Penn-America	$66,595	$93,348	$(26,753)	-28.7%
United National	31,927	50,239	(18,312)	-36.4%
Diamond State	41,785	44,560	(2,775)	-6.2%

Total	$140,307	$188,147	$(47,840)	-25.4%

Net premiums written:
Penn-America	$54,657	$84,914	$(30,257)	-35.6%
United National	25,639	43,071	(17,432)	-40.5%
Diamond State	33,964	36,854	(2,890)	-7.8%

Total	$114,260	$164,839	$(50,579)	-30.7%

Net premiums earned:
Penn-America	$69,701	$113,017	$(43,316)	-38.3%
United National	31,544	50,158	(18,614)	-37.1%
Diamond State	33,921	44,948	(11,027)	-24.5%

Total	135,166	208,123	(72,957)	-35.1%

Losses and expenses:
Net losses and loss adjustment expenses	82,291	151,792	(69,501)	-45.8%
Acquisition costs and other underwriting expenses (1)	56,380	72,458	(16,078)	-22.2%

Income (loss) from underwriting	$(3,505)	$(16,127)	$12,622	-78.3%

Underwriting Ratios:
Loss ratio:
Current accident year	63.1	65.9	(2.8)
Prior accident year	(2.2)	7.0	(9.2)

Calendar year	60.9	72.9	(12.0)
Expense ratio	41.7	34.8	6.9

Combined ratio	102.6	107.7	(5.1)

(1)	Includes excise tax of $721 and $1,041 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the six months ended June 30, 2009 and 2008, respectively.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $140.3 million for the six months ended June 30, 2009, compared with $188.1 million for the six months ended June 30, 2008, a decrease of $47.8 million or 25.4%.
•	Penn-America gross premiums written were $66.6 million for the six months ended June 30, 2009, compared with $93.3 million for the six months ended June 30, 2008, a decrease of $26.7 million, or 28.7%. The decrease was primarily due to a reduction of $3.2 million due to terminations of business that did not meet our profitability requirements and a reduction of $23.5 million from other market factors.
•	United National gross premiums written were $31.9 million for the six months ended June 30, 2009, compared with $50.2 million for the six months ended June 30, 2008, a decrease of $18.3 million, or 36.4%. The decrease was primarily due to a reduction of $14.9 million due to terminations of business that did not meet our profitability requirements and a reduction of $3.4 million from other market factors.
•	Diamond State gross premiums written were $41.8 million for the six months ended June 30, 2009, compared with $44.6 million for the six months ended June 30, 2008, a decrease of $2.8 million, or 6.2%. The decrease was primarily due to a reduction of $3.8 million due to terminations of business that did not meet our profitability requirements offset by an increase in our continuing business of $1.0 million.

UNITED AMERICA INDEMNITY, LTD.
Net premiums written, which equal gross premiums written less ceded premiums written, were $114.3 million for the six months ended June 30, 2009, compared with $164.8 million for the six months ended June 30, 2008, a decrease of $50.5 million or 30.7%. The decrease was primarily due to the reduction of gross premiums written noted above as well as to changes to our reinsurance structure.
The ratio of net premiums written to gross premiums written was 81.4% for the six months ended June 30, 2009 and 87.6% for the six months ended June 30, 2008, a decline of 6.2 points, which was primarily due to $5.7 million of ceded premiums written to a new quota share treaty that we executed on Penn-America’s property lines of business effective January 1, 2009 and changes in our mix of business.
Net premiums earned were $135.2 million for the six months ended June 30, 2009, compared with $208.1 million for the six months ended June 30, 2008, a decrease of $72.9 million or 35.1%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the six months ended June 30, 2009 and 2008 were $55.4 million and $75.4 million, respectively. Casualty net premiums earned for the six months ended June 30, 2009 and 2008 were $79.8 million and $132.7 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 60.9% for the six months ended June 30, 2009 compared with 72.9% for the six months ended June 30, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is 9.2 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $2.9 million in the six months ended June 30, 2009 and an increase of net losses and loss adjustment expenses for prior accident years of $14.6 million in the six months ended June 30, 2008:
•	In 2009, we reduced our prior accident year loss reserves by $2.1 million and reduced our allowance for uncollectible reinsurance by $0.8 million, which reduced our loss ratio by 2.2 points. The reduction of our prior accident year loss reserves primarily consisted of a $2.1 million reduction in our property lines primarily related to accident year 2008 and a $2.5 million reduction in our general liability lines primarily related to accident years 2006 to 2009, offset by a $2.5 million increase in our professional lines related to terminated programs.
•	In 2008, we increased our prior accident year loss reserves by $15.0 million and reduced our allowance for uncollectible reinsurance by $0.4 million, which increased our loss ratio by 7.0 points. The reduction of our prior accident year loss reserves of $15.0 million primarily consisted of increases of approximately $17.5 million and $2.6 million in our general liability lines and professional lines, respectively, offset by reductions of $4.3 million and $0.8 million in our property lines and umbrella lines, respectively. The increase related to our general liability lines primarily related to accident years 2001 and prior. The increase to our professional liability lines primarily related to accident years 2006 and 2007. The reduction to the property lines primarily related to accident year 2007. The reduction to the umbrella lines primarily related to accident years 2004 and prior.
The current accident year loss ratio decreased 2.8 points in the six months ended June 30, 2009 primarily due to a decrease in both the property and casualty loss ratios:
•	The current accident year property loss ratio decreased 6.3 points from 63.5% in the six months ended June 30, 2008 to 57.2% in the six months ended June 30, 2009, which consists of a 1.3 point decrease in the catastrophe loss ratio from 6.1% in the six months ended June 30, 2008 to 4.8% in the six months ended June 30, 2009 and a 5.0 point decrease in the non-catastrophe loss ratio from 57.4% in the six months ended June 30, 2008 to 52.4% in the six months ended June 30, 2009. Catastrophe losses were $2.7 million and $4.6 million in the six months ended June 30, 2009 and 2008, respectively. The decrease in the non- catastrophe loss ratio is primarily due to lower severity from non-catastrophe weather related losses and large fire losses. Property net premiums earned for the six months ended June 30, 2009 and 2008 were $55.4 million and $75.4 million, respectively.
•	The current accident year casualty loss ratio decreased 0.2 points from 67.3% in the six months ended June 30, 2008 to 67.1% in the six months ended June 30, 2009 primarily due to changes in our mix of business. Casualty net premiums earned for the six months ended June 30, 2009 and 2008 were $79.8 million and $132.7 million, respectively.

UNITED AMERICA INDEMNITY, LTD.
Net losses and loss adjustment expenses were $82.3 million for the six months ended June 30, 2009, compared with $151.8 million for the six months ended June 30, 2008, a decrease of $69.5 million or 45.8%. Excluding the $2.9 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2009 and the $14.6 million increase of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2008, the current accident year net losses and loss adjustment expenses were $85.2 million and $137.2 million for the six months ended June 30, 2009 and 2008, respectively. This decrease is primarily attributable to a decrease in net premiums earned.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $56.4 million for the six months ended June 30, 2009, compared with $72.5 million for the six months ended June 30, 2008, a decrease of $16.1 million or 22.2%. The decrease is due to an $18.6 million decrease in acquisition costs and a $2.5 million increase in other underwriting expenses.
•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.
•	The increase in other underwriting expenses is primarily due to an increase in total compensation expenses and property and office costs, offset by reductions in professional services and other expenses.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 41.7% for the six months ended June 30, 2009, compared with 34.8% for the six months ended June 30, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.
The combined ratio for our Insurance Operations was 102.6% for the six months ended June 30, 2009, compared with 107.7% for the six months ended June 30, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $2.9 million reduction of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2009 and the $14.6 million increase of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2008, the combined ratio increased from 100.7% for the six months ended June 30, 2008 to 104.8% for the six months ended June 30, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Loss from underwriting
The factors described above resulted in loss from underwriting for our Insurance Operations of $3.5 million and $16.1 million for the six months ended June 30, 2009 and 2008, respectively, a decrease in the loss of $12.6 million.

UNITED AMERICA INDEMNITY, LTD.
Reinsurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written	$50,361	$15,233	$35,128	230.6%

Net premiums written	$49,831	$2,334	$47,497	2,035.0%

Net premiums earned	$18,106	$5,607	$12,499	222.9%

Losses and expenses:
Net losses and loss adjustment expenses	9,496	8,502	994	11.7%
Acquisition costs and other underwriting expenses	4,406	3,849	557	14.5%

Income (loss) from underwriting	$4,204	$(6,744)	$10,948	-162.3%

Underwriting Ratios:
Loss ratio:
Current accident year	52.3	116.5	(64.2)
Prior accident year	0.1	35.2	(35.1)

Calendar year loss ratio	52.4	151.7	(99.3)
Expense ratio	24.3	68.6	(44.3)

Combined ratio	76.7	220.3	(143.6)

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $50.4 million for the six months ended June 30, 2009, compared with $15.2 million for the six months ended June 30, 2008, an increase of $35.2 million or 230.6%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009. One of the treaties we entered into during the first quarter was a catastrophe book of business.
Net premiums written, which equal gross premiums written less ceded premiums written, were $49.8 million for the six months ended June 30, 2009, compared with $2.3 million for the six months ended June 30, 2008, an increase of $47.5 million. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 98.9% for the six months ended June 30, 2009 and 15.3% for the six months ended June 30, 2008, an increase of 83.6 points, which was primarily due to changes in our mix of business. In 2008, one of the largest treaties was 95% retroceded.
Net premiums earned were $18.1 million for the six months ended June 30, 2009, compared with $5.6 million for the six months ended June 30, 2008, an increase of $12.5 million or 222.9%. The increase was primarily due to the increase of gross premiums written noted above. Property net premiums earned for the six months ended June 30, 2009 and 2008 were $8.7 million and $0.3 million, respectively. Casualty net premiums earned for the six months ended June 30, 2009 and 2008 were $9.4 million and $5.3 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 52.4% for the six months ended June 30, 2009 compared with 151.7% for the six months ended June 30, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

UNITED AMERICA INDEMNITY, LTD.
The impact of changes to prior accident years is 35.1 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in the six months ended June 30, 2009 and an increase of net losses and loss adjustment expenses for prior accident years of $2.0 million in the six months ended June 30, 2008:
•	In 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases of $0.02 million in our property lines and $0.01 million in our general liability lines. The increases to the property and general liability lines were related to accident year 2008.
•	In 2008, we increased our prior accident year loss reserves by $2.0 million, which primarily consisted of increases of $2.7 million in our professional lines related to accident year 2007, offset by reductions of $0.1 million in our property lines related to accident year 2007, and $0.6 million in our general liability lines primarily related to accident year 2005.
In 2009, the current accident year loss ratio decreased 64.2 points from 116.5% in 2008 to 52.3% in 2009 primarily due to a change in the mix of business due to signing several new treaties that became effective in 2009. In 2008, our book was primarily comprised of casualty business that included a treaty that was not performing profitably and that has since been terminated. In 2009, our book is primarily comprised of approximately 50% casualty and 50% property business, based on net earned premiums. The property book of business consists of a catastrophe book of business that has performed very well during 2009.
Net losses and loss adjustment expenses were $9.5 million for the six months ended June 30, 2009, compared with $8.5 million for the six months ended June 30, 2008, an increase of $1.0 million or 11.7%. Excluding the $0.03 million and $2.0 million increases of net losses and loss adjustment expenses for prior accident years in the six months ended June 30, 2009 and 2008, respectively, the current accident year net losses and loss adjustment expenses increased from $6.5 million for the six months ended June 30, 2008 to $9.5 million for the six months ended June 30, 2009. This increase is primarily attributable to an increase in net premiums earned, which increased from $5.6 million in 2008 to $18.1 million in 2009, offset partially by improved performance on our book in 2009 compared with 2008.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $4.4 million for the six months ended June 30, 2009, compared with $3.8 million for the six months ended June 30, 2008, an increase of $0.6 million or 14.5%. The increase is due to a $0.6 million increase in acquisition costs, which was due to an increase in commissions resulting from an increase in net premiums earned. There was not a significant change in other underwriting expenses for the six months ended June 30, 2009 compared to the prior year.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 24.3% for the six months ended June 30, 2009, compared with 68.6% for the six months ended June 30, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned and acquisition costs and other underwriting expenses noted above.
The combined ratio for our Reinsurance Operations was 76.7% for the six months ended June 30, 2009, compared with 220.3% for the six months ended June 30, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impacts of a $0.03 million and a $2.0 million increase of prior accident year loss reserves in the six months ended June 30, 2009 and 2008, respectively, the combined ratio decreased from 185.1% for the six months ended June 30, 2008 to 76.6% for the six months ended June 30, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Income (Loss) from underwriting
The factors described above resulted in income from underwriting for our Reinsurance Operations of $4.2 million for the six months ended June 30, 2009, compared with loss from underwriting of $6.7 million for the six months ended June 30, 2008.

UNITED AMERICA INDEMNITY, LTD.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Six Months Ended June 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Net investment income	$38,782	$34,858	$3,924	11.3%

Net realized investment gains (losses)	(3,198)	(3,550)	352	-9.9%

Corporate and other operating expenses	(7,638)	(6,214)	(1,424)	22.9%

Interest expense	(3,686)	(4,727)	1,041	-22.0%

Income tax (expense) benefit	(3,481)	1,442	(4,923)	NA

Equity in net income (loss) of partnership, net of tax	1,933	(469)	2,402	NA
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $38.8 million for the six months ended June 30, 2009, compared with $34.9 million for the six months ended June 30, 2008, an increase of $3.9 million or 11.3%.
•	Gross investment income, excluding realized gains and losses, was $41.1 million for the six months ended June 30, 2009, compared with $37.7 million for the six months ended June 30, 2008, an increase of $3.4 million or 9.2%. The increase was primarily due to gross investment income from our investments in limited partnerships of $8.6 million offset by reductions due to decreases in short-term interest rates and a decrease in the amount of our invested assets. Our limited partnership investments generated gross investment income of $8.6 million for the six months ended June 30, 2009 due to liquidations of some of those investments. There was no investment income generated by our limited partnership investments for the six months ended June 30, 2008. Excluding distributions from our limited partnership investments, gross investment income for the six months ended June 30, 2009 decreased 13.9% compared to the six months ended June 30, 2008. This decrease is due to reductions in short-term interest rates.
•	Investment expenses were $2.3 million for the six months ended June 30, 2009, compared with $2.8 million for the six months ended June 30, 2008, a decrease of $0.5 million or 16.9%. The decrease was primarily due to the decrease in trust fees and a change in fee structure resulting from change in investment managers.
Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.
Net Realized Investment Losses
Net realized investment losses were $3.2 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $0.4 million or 9.9%. The net realized investment losses for the six months ended June 30, 2009 consist primarily of net loss of $2.8 million relative primarily to our bond portfolio, net gains of $3.1 million relative to market value changes in our convertible portfolio, and other than temporary impairment losses of $3.5 million. The net realized investment losses for the six months ended June 30, 2008 consist primarily of net losses of $1.9 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $1.8 million, offset by net gains of $0.1 million mainly in our bond portfolios.
During the year, there was modest restructuring of the fixed income portfolio with the objective of reducing overall portfolio risk in this challenging economic environment. Given market conditions, this restructuring program resulted in realized capital losses. The losses that were realized were carried back to 2006 for tax purposes. Within the fixed income portfolio, the restructuring was concentrated in reducing holdings of commercial mortgage backed securities that were identified by stress testing methodologies as having weaker credit support in recessionary economic scenarios. Proceeds from the sales were reinvested in securities with better risk characteristics and higher book yields.

UNITED AMERICA INDEMNITY, LTD.
See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the six months ended June 30, 2009 and 2008.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $7.6 million and $6.2 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $1.4 million or 22.9%. The increase was due to professional services costs due to exploring country of domicile alternatives and other expenses.
Interest Expense
Interest expense was $3.7 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $1.0 million or 22.0%. The reduction is primarily due to retiring $15.5 million of trust preferred debt in May 2008. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of our 2008 Annual Report on Form 10-K for details on our debt.
Income Tax Expense (Benefit)
Income tax expense was $3.5 million for the six months ended June 30, 2009, compared to a benefit of $1.4 million for the six months ended June 30, 2008. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Please see the discussion of Income Tax Expenses (Benefit) in the quarter to quarter comparison above for a discussion of our alternative minimum tax.
Equity in Net Income (Loss) of Partnerships
Equity in net income of partnerships, net of tax was $1.9 million for the six months ended June 30, 2009, compared with equity in net loss of partnerships of $0.5 million for the six months ended June 30, 2008. The change from a loss in 2008 to income in 2009 was primarily due to the performances of limited partnership investments which invest mainly in high yield bonds and bank loans.
Net Income (Loss)
The factors described above resulted in net income of $23.4 million for the six months ended June 30, 2009, compared to net loss of $1.5 million for the six months ended June 30, 2009 and 2008, respectively.
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

UNITED AMERICA INDEMNITY, LTD.
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
In May 2009, we received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of our Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced on March 4, 2009. We intend to use the net proceeds of $91.5 million to support our strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the Rights Offering.
At June 30, 2009, United America Indemnity owed $48.7 million in principal to Wind River Reinsurance, $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l. (“UAI Luxembourg Investment”), and $3.1 million in related accrued interest.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2009, the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $31.3 million and $18.9 million, respectively. The Penn-America Insurance Companies limitation includes $6.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2008 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies did not declare or pay any dividends during the quarter or six months ended June 30, 2009.
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

UNITED AMERICA INDEMNITY, LTD.
Net cash used for operating activities for the six months ended June 30, 2009 and 2008 was $33.4 million and $1.7 million, respectively. The decrease in operating cash flows of approximately $31.7 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
	2009		2008	Change

Net premiums collected	$135,443	(1)	$176,337	$(40,894)
Net losses paid	(144,222	)(2)	(125,091)	(19,131)
Acquisition costs and other underwriting expenses	(70,404)		(79,986)	9,582
Net investment income	42,386		39,212	3,174
Net federal income taxes recovered (paid)	7,230		(6,393)	13,623
Interest paid	(3,771)		(5,140)	1,369
Other	(30)		(596)	566

Net cash provided by (used for) operating activities	$(33,368)		$(1,657)	$(31,711)

(1)	During the first quarter of 2009, Wind River Reinsurance entered into multiple new reinsurance treaties with third parties; however, the premium associated with these new treaties will not begin to be collected until the second quarter of 2009.

(2)	Includes losses resulting from Hurricane Ike, which made landfall in August 2008.
See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
Other than the items noted below, there have been no significant changes to our liquidity during the quarter or six months ended June 30, 2009. Please see Item 7 of Part II in our 2008 Annual Report on Form 10-K for information regarding our liquidity.
In May 2009, we received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of our Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced on March 4, 2009. See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the Rights Offering.
Effective January 1, 2009, all of the U.S. Insurance Companies participate in a single pool. The U.S. Insurance Companies and Wind River Reinsurance also negotiated a new stop loss agreement that provides protection to the U.S. Insurance Companies in a loss corridor from 70% to 90%. Regulatory approval for these agreements was obtained.
Capital Resources
Other than the previously discussed Rights Offering, there have been no significant changes to our capital resources during the quarter or six months ended June 30, 2009. Please see Item 7 of Part II in our 2008 Annual Report on Form 10-K for information regarding our capital resources.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Capital Resources” and “Liquidity” sections in Item 2 of Part I of this report and in Item 7 of Part II of our 2008 Annual Report on Form 10-K.

UNITED AMERICA INDEMNITY, LTD.
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
Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) risks associated with our proposed re-domestication; (12) new tax legislation or interpretations that could lead to an increase in our tax burden; and (13) uncertainties relating to governmental and regulatory policies.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of 2009, there was modest restructuring of both the fixed income and equity portfolios with the objective of reducing overall portfolio risk in this challenging economic environment. Within the fixed income portfolio, the restructuring was concentrated in reducing holdings of commercial mortgage backed securities that were identified by stress testing methodologies as having weaker credit support in recessionary economic scenarios. Within the equity portfolio, the overall strategy was transitioned from a relatively diversified large cap approach to a fundamental value strategy with a new manager. This change in strategy resulted in the sale of approximately 80% of the portfolio in favor of new holdings more consistent with the fundamental value approach.
During the second quarter of 2009, the investment strategy remained conservative in anticipation of continued economic uncertainty and market volatility. In anticipation of rising Treasury interest rates, the overall effective duration of invested assets was maintained in a low 2.0-2.5 year range. Sector allocations within the fixed income portfolio were stable with a modest reduction in municipal bond holdings, offset by selective additions to high quality, short maturity corporate bonds. Over the quarter, rising Treasury interest rates were more than offset by reduced yield spreads on the corporate, mortgage, asset backed, and municipal bonds held in the portfolio. In total, the increased risk appetite in the fixed income market improved the overall unrealized gain position of the portfolio. At the end of the second quarter, all of the fixed income investments remained investment grade quality with a high average portfolio quality of AA. The equity allocation was held at a relatively low 3.0% of invested assets. This allocation continued to be actively managed in a fundamental value style. This portfolio participated in the recovery of the overall equity market generating a return of 19% during the quarter.
There have been no other significant changes to our market risk since December 31, 2008. Please see Item 7A of Part II in our 2008 Annual Report on Form 10-K for information regarding our market risk.

UNITED AMERICA INDEMNITY, LTD.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of June 30, 2009, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
We have added, deleted, or modified certain of our internal controls over financial reporting during the quarter or six months ended June 30, 2009; however, there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in our 2008 Annual Report on Form 10-K, filed with the SEC on March 10, 2008. The risk factors identified therein have not materially changed, except for the following:
Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.
Results of property and casualty insurers are subject to man-made and natural catastrophes. We have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experience losses from catastrophes that are in excess of the catastrophe reinsurance coverage of our Insurance Operations. In 2009, our Reinsurance Operations began to participate as a retrocessionaire on a global property catastrophe treaty. Our operating results could be negatively impacted if losses and expenses related to the property catastrophe treaty exceed premiums assumed from that treaty. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas. In 2005, we suffered gross and net catastrophic losses of $43.0 million and $9.8 million, respectively, related to Hurricanes Katrina, Rita, and Wilma. There were no individual catastrophic events that generated significant losses for us in 2006 or 2007. In 2008, Hurricanes Gustav and Ike made landfall on August 31 and September 13, respectively. Hurricane Ike was far wider and penetrated deeply into the U.S. causing industry wide losses that are currently estimated to be upwards of $15.0 billion. We suffered gross and net catastrophic losses of $50.6 million and $10.5 million, respectively, related to Hurricane Ike. Catastrophe reinsurance became more expensive to buy as of January 1, 2009.
Legislative and Regulatory Action by the U.S. Congress Could Materially and Adversely Affect Us.
Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely or could broaden the circumstances under which we would be considered a U.S. resident, each of which could materially and adversely affect our effective tax rate and cash tax position.
In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct substantial business in the U.S. but are domiciled in countries like the Cayman Islands.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company allows employees to surrender the Company’s Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s Share Incentive Plan. During the quarter ended June 30, 2009, the Company purchased 2,398 surrendered Class A common shares from its employees for $0.01 million. All Class A common shares purchased from employees by the Company are held as treasury stock and recorded at cost.

UNITED AMERICA INDEMNITY, LTD.
The following table provides information with respect to the Class A common shares that were surrendered or repurchased during the quarter ended June 30, 2009:

Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period (1)	Purchased		Per Share	or Program	Plan or Program (2)

April 1-30, 2009	—		$—	—	$—
May 1-31, 2009	2,398	(3)	$4.89	—	$—
June 1-30, 2009	—		$—	—	$—

Total	2,398		$—	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
Item 6. Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant
Date: August 10, 2009	By:	/s/ Thomas M. McGeehan
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