Form 10-Q
period 2009-09-30
UNITED AMERICA INDEMNITY, LTD
filed 2009-11-06
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From  _____  to  _____
000-50511
Commission File Number
UNITED AMERICA INDEMNITY, LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0417107
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
WALKER HOUSE, 87 MARY STREET
KYI — 9005
GEORGE TOWN, GRAND CAYMAN
CAYMAN ISLANDS
(Address of principal executive office including zip code)
(345) 949-0100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐;	Accelerated filer ☑;	Non-accelerated filer ☐;	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2009, the registrant had outstanding 36,434,262 Class A Common Shares and 24,122,744 Class B Common Shares.

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Bonds:
Available for sale securities, at fair value (amortized cost: $1,351,959 and $1,192,385)	$1,413,135	$1,204,974
Preferred shares:
Available for sale securities, at fair value (cost: $3,405 and $4,665)	4,358	4,665
Common shares:
Available for sale securities, at fair value (cost: $47,294 and $46,316)	59,311	50,613
Other invested assets
Available for sale securities, at fair value (cost: $3,676 and $19,689)	8,664	39,219
Securities classified as trading, at fair value (cost: $35,151 and $5,151)	43,828	7,453

Total investments	1,529,296	1,306,924

Cash and cash equivalents	212,739	292,604
Agents’ balances, net	74,072	57,117
Reinsurance receivables	577,823	679,277
Federal income taxes receivable	5,365	16,487
Deferred federal income taxes	12,507	32,532
Deferred acquisition costs	35,571	34,734
Intangible assets	9,254	9,309
Prepaid reinsurance premiums	18,175	23,960
Other assets	25,525	24,115

Total assets	$2,500,327	$2,477,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,340,594	$1,506,429
Unearned premiums	144,756	149,677
Ceded balances payable	18,139	25,165
Contingent commissions	9,622	6,695
Notes and debentures payable	121,640	121,845
Other liabilities	47,745	35,255

Total liabilities	1,682,496	1,845,066

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 42,450,892 and 25,032,618, respectively; Class A common shares outstanding: 36,398,464 and 19,013,462, respectively; Class B common shares issued and outstanding: 24,122,744 and 12,687,500, respectively	7	4
Additional paid-in capital	619,123	524,345
Accumulated other comprehensive income	59,329	25,108
Retained earnings	240,065	182,982
Class A common shares in treasury, at cost: 6,052,428 and 6,019,156 shares, respectively	(100,693)	(100,446)

Total shareholders’ equity	817,831	631,993

Total	$2,500,327	$2,477,059

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Gross premiums written	$75,806	$99,030	$266,474	$302,410

Net premiums written	$62,932	$79,706	$227,023	$246,879

Net premiums earned	$72,893	$89,511	$226,165	$303,241
Net investment income	15,267	16,627	54,049	51,485
Net realized investment gains (losses):
Other than temporary impairment losses on investments	(2,108)	(6,101)	(5,689)	(7,920)
Other than temporary impairment losses on investments recognized in other comprehensive income	8	—	133	—
Other net realized investment gains (losses)	8,713	(14,409)	8,971	(16,140)

Total net realized investment gains (losses)	6,613	(20,510)	3,415	(24,060)

Total revenues	94,773	85,628	283,629	330,666

Losses and Expenses:
Net losses and loss adjustment expenses	38,887	76,134	130,674	236,428
Acquisition costs and other underwriting expenses	27,564	33,164	88,350	109,471
Corporate and other operating expenses	4,676	3,189	12,314	9,403
Interest expense	1,776	1,963	5,462	6,690

Income (loss) before income taxes	21,870	(28,822)	46,829	(31,326)
Income tax expense (benefit)	(2,673)	(10,312)	808	(11,754)

Income (loss) before equity in net income (loss) of partnership	24,543	(18,510)	46,021	(19,572)
Equity in net income (loss) of partnership, net of tax	2,809	(1,088)	4,742	(1,557)

Net income (loss)	$27,352	$(19,598)	$50,763	$(21,129)

Per share data (1):
Net income (loss):
Basic	$0.45	$(0.56)	$1.04	$(0.57)

Diluted	$0.45	$(0.56)	$1.04	$(0.57)

Weighted-average number of shares outstanding (2):
Basic	60,289,792	35,022,413	48,806,007	37,085,904

Diluted	60,311,106	35,022,413	48,846,055	37,085,904

(1)	In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for the quarter and nine months ended September 30, 2008.

(2)	In May 2009, the Company issued 17.2 million Class A common shares and 11.4 million Class B common shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering in accordance with appropriate accounting guidance As a result, share counts for the prior periods have been restated.
See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$27,352	$(19,598)	$50,763	$(21,129)

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during period	30,337	(29,266)	39,532	(48,290)
Portion of other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	394	—	3,069	—
Recognition of previously unrealized holding (gains) losses	(5,046)	13,764	(2,274)	16,020
Unrealized foreign currency translation gains	137	—	214	—

Other comprehensive income (loss), net of taxes	25,822	(15,502)	40,541	(32,270)

Comprehensive income (loss), net of taxes	$53,174	$(35,100)	$91,304	$(53,399)

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Number of Class A common shares issued:
Number at beginning of period	25,032,618	24,770,507
Common shares issued under share incentive plans	72,127	252,248
Common shares issued to directors	167,726	9,863
Common shares issued under Rights Offering	17,178,421	—

Number at end of period	42,450,892	25,032,618

Number of Class B common shares issued:
Number at beginning of period	12,687,500	12,687,500
Common shares issued under Rights Offering	11,435,244	—

Number at end of period	24,122,744	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3
Common shares issued under Rights Offering	1	—

Balance at end of period	$4	$3

Par value of Class B common shares:
Balance at beginning of period	$1	$1
Common shares issued under Rights Offering	2	—

Balance at end of period	$3	$1

Additional paid-in capital:
Balance at beginning of period	$524,345	$519,980
Share compensation plans	2,948	4,365
Common shares issued under Rights Offering	91,830	—

Balance at end of period	$619,123	$524,345

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$25,108	$40,172
Other comprehensive income (loss)	40,511	(15,064)
Change in other than temporary impairment losses recognized in other comprehensive income, net of taxes	30	—
Reclass of impairment losses per new accounting guidance	(6,320)	—

Balance at end of period	$59,329	$25,108

Retained earnings:
Balance at beginning of period	$182,982	$324,542
Net income (loss)	50,763	(141,560)
Reclass of impairment losses per new accounting guidance	6,320	—

Balance at end of period	$240,065	$182,982

Number of Treasury Shares:
Number at beginning of period	6,019,156	2,454,087
Class A common shares purchased	33,272	3,565,069

Number at end of period	6,052,428	6,019,156

Treasury Shares, at cost:
Balance at beginning of period	$(100,446)	$(48,422)
Class A common shares purchased, at cost	(247)	(52,024)

Balance at end of period	$(100,693)	$(100,446)

Total shareholders’ equity	$817,831	$631,993

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$50,763	$(21,129)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of trust preferred securities issuance costs	62	152
Amortization and depreciation	55	756
Restricted stock expense	3,119	2,730
Deferred federal income taxes	7,874	(3,845)
Amortization of bond premium and discount, net	1,545	2,221
Net realized investment losses	(3,415)	24,060
Equity in net (income) loss of partnerships	(4,742)	1,557
Changes in:
Agents’ balances	(16,955)	3,903
Reinsurance receivables	101,454	39,805
Unpaid losses and loss adjustment expenses	(165,835)	22,627
Unearned premiums	(4,921)	(57,786)
Ceded balances payable	(7,026)	9,207
Other assets and liabilities, net	(506)	(8,305)
Contingent commissions	2,927	(4,058)
Prepaid reinsurance premiums	5,785	1,423
Federal income taxes receivable	11,122	(14,239)
Deferred acquisition costs	(837)	13,883

Net cash provided by (used for) operating activities	(19,531)	12,962

Cash flows from investing activities:
Proceeds from sale of bonds	231,258	201,491
Proceeds from sale of stocks	68,834	24,348
Proceeds from maturity of bonds	41,085	76,210
Proceeds from sale of other invested assets	16,699	—
Purchases of bonds	(421,040)	(167,892)
Purchases of stocks	(65,242)	(29,150)
Purchases of other invested assets	(30,687)	(277)

Net cash provided by (used for) investing activities	(159,093)	104,730

Cash flows from financing activities:
Proceeds from exercises of stock options	—	1,041
Tax expense associated with share-based compensation plans	(171)	(73)
Issuance of common shares	99,168	—
Purchases of Class A common shares	(247)	(51,960)
Retirement of junior subordinated debentures	—	(15,464)
Principal payments of term debt	(205)	(213)

Net cash provided by (used for) financing activities	98,545	(66,669)

Effect of exchange rates on cash and cash equivalents	214	—

Net change in cash and cash equivalents	(79,865)	51,023
Cash and cash equivalents at beginning of period	292,604	244,321

Cash and cash equivalents at end of period	$212,739	$295,344

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
The interim consolidated financial statements are unaudited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ in certain respects from those followed in reports to insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
The unaudited consolidated financial statements include the accounts of United America Indemnity and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”) and United National Group Capital Statutory Trust II (“UNG Trust II”), are not consolidated pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. The $15.0 million issued and outstanding notes of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust II (“Penn Trust II”), were redeemed on May 15, 2008. The registration of Penn Trust II was cancelled effective February 2, 2009 as a result of this redemption.
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
Bonds available for sale with an estimated fair market value of approximately $627.0 million and $681.4 million were deposited in trust or with various governmental authorities in accordance with statutory requirements at September 30, 2009 and December 31, 2008, respectively. These amounts include bonds with an estimated fair market value of $6.2 million and $5.9 million at September 30, 2009 and December 31, 2008, respectively, that are held in a trust fund to meet the regulatory requirements applicable to Wind River Reinsurance, one of the Company’s subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The amortized cost and estimated fair value of investments were as follows as of September 30, 2009 and December 31, 2008:

					Other than
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (1)
As of September 30, 2009
Bonds:
U.S. treasury and agency obligations	$252,843	$13,004	$—	$265,847	$—
Obligations of states and political subdivisions	202,811	9,222	(77)	211,956	—
Mortgage-backed securities	350,423	16,888	(294)	367,017	(101)
Commercial mortgage-backed securities	111,161	3,500	—	114,661	(1,945)
Asset-backed securities	82,634	2,720	(283)	85,071	(9)
Corporate notes	273,791	14,082	(167)	287,706	—
Foreign corporate bonds	56,131	2,581	—	58,712	(698)
Other bonds	22,165	—	—	22,165	—

Total bonds	1,351,959	61,997	(821)	1,413,135	(2,753)
Common stock	47,294	12,495	(478)	59,311	—
Preferred stock	3,405	953	—	4,358	—
Other invested assets	38,827	13,665	—	52,492	—

Total	$1,441,485	$89,110	$(1,299)	$1,529,296	$(2,753)

(1)	Represents the amount of other than temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”). Per the accounting guidance, these items were not included in earnings as of September 30, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of December 31, 2008
Bonds:
U.S. treasury and agency obligations	$135,457	$17,320	$—	$152,777
Obligations of states and political subdivisions	241,457	5,712	(4,139)	243,030
Mortgage-backed securities	372,569	12,180	(680)	384,069
Commercial mortgage-backed securities	156,402	—	(11,945)	144,457
Asset-backed securities	19,801	—	(3,248)	16,553
Corporate notes	215,931	2,175	(4,451)	213,655
Foreign corporate bonds	29,485	136	(471)	29,150
Other bonds	21,283	—	—	21,283

Total bonds	1,192,385	37,523	(24,934)	1,204,974
Common stock	46,316	4,482	(185)	50,613
Preferred stock	4,665	—	—	4,665
Other invested assets	24,840	21,832	—	46,672

Total	$1,268,206	$63,837	$(25,119)	$1,306,924

NOTE:	Other than temporary impairments recognized in AOCI is not shown as of December 31, 2008 since the applicable new accounting guidance on other than temporary impairments is not applied retrospectively.
Excluding U.S. treasury and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 10% of shareholders’ equity at September 30, 2009 or December 31, 2008.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The amortized cost and estimated fair value of bonds classified as available for sale at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$52,069	$53,012
Due after one year through five years	486,308	507,709
Due after five years through ten years	170,955	182,143
Due after ten years through fifteen years	57,610	61,402
Due after fifteen years	40,799	42,120
Mortgaged-backed securities	350,423	367,017
Commercial mortgage-backed securities	111,161	114,661
Asset-backed securities	82,634	85,071

	$1,351,959	$1,413,135

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2009:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Bonds:
Obligations of states and political subdivisions	$2,596	$(26)	$3,919	$(51)	$6,515	$(77)
Mortgage-backed securities	3,803	(147)	2,973	(147)	6,776	(294)
Asset-backed securities	543	(111)	1,121	(172)	1,664	(283)
Corporate notes	1,486	(2)	5,986	(165)	7,472	(167)

Total bonds	8,428	(286)	13,999	(535)	22,427	(821)
Common stock	6,677	(405)	1,046	(73)	7,723	(478)

Total	$15,105	$(691)	$15,045	$(608)	$30,150	$(1,299)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.
The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2008:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Bonds:
Obligations of states and political subdivisions	$59,175	$(3,253)	$7,181	$(886)	$66,356	$(4,139)
Mortgage-backed securities	7,561	(282)	4,533	(398)	12,094	(680)
Commercial mortgage-backed securities	55,904	(4,514)	45,380	(7,431)	101,284	(11,945)
Asset-backed securities	12,624	(2,976)	1,476	(272)	14,100	(3,248)
Corporate notes	112,886	(2,555)	20,614	(1,896)	133,500	(4,451)
Foreign corporate bonds	21,171	(471)	—	—	21,171	(471)

Total bonds	269,321	(14,051)	79,184	(10,883)	348,505	(24,934)
Common stock	1,143	(185)	—	—	1,143	(185)

Total	$270,464	$(14,236)	$79,184	$(10,883)	$349,648	$(25,119)

(1)	At December 31, 2008, the Company had 52 bonds that were in an unrealized loss position for twelve months or longer. The estimated fair value and amortized cost of these securities was $79.2 million and $90.1 million, respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.9% of these securities are investment grade.

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

(6)	the investment has an unrealized loss and was identified by the Company’s Investment Manager as an investment to be sold before recovery or maturity; and

(7)	the investment failed cash flow projection testing to determine if anticipated principal and interest payments will be realized.
For equity securities, management carefully reviews securities with unrealized losses that have either:
(1)	persisted for more than twelve consecutive months or

(2)	the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired.
According to the most recent accounting guidance, for securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other-than-temporary. If the impairment is deemed to be other-than-temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.
The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings:
Obligations of states and political subdivisions — As of September 30, 2009, gross unrealized losses related to obligations of states and political subdivisions were $0.08 million. Of this amount, $0.05 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade or better. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.
Mortgage-backed securities — non-agency — As of September 30, 2009, gross unrealized losses related to mortgage-backed securities — non-agency were $0.3 million. Of this amount, $0.1 million has been in an unrealized loss position for twelve months or greater. Of these securities, 56% are rated AAA with the remaining securities being rated between AA and investment grade. The Company’s investment manager analyzes these bonds at the cusip level to project expected principal losses under a range of scenarios. As part of the analysis, a constant default rate (“CDR”) vector for each bond is utilized to project deal cash flows. A CDR vector is constructed for each deal using the most recently released delinquency data, underlying collateral characteristics and input from the investment manager’s internal analysts. Projected losses are a function of both loss severity and probability of default at the security level. The loss severity assumptions differ based on product type, vintage and specific collateral characteristics to create a multi-dimensional matrix of loss severity assumptions.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Asset backed securities — As of September 30, 2009, gross unrealized losses related to asset backed securities were $0.3 million. Of this amount, $0.2 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset backed portfolio is 17.3. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.
Corporate bonds — As of September 30, 2009, gross unrealized losses related to corporate bonds were $0.2 million. Of this amount, $0.2 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade or better. The Company’s investment manager maintains financial models for the Company’s corporate bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates macroeconomics environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.
The Company recorded the following other than temporary impairments (“OTTI”) on its investment portfolio for the quarter and nine months ended September 30, 2009 and 2008:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2009		2008	2009	2008
Bonds:
OTTI losses, gross	$2,108		$1,067	$4,449	$1,067
Portion of loss recognized in other comprehensive income (pre-tax)	(8)		—	(133)	—

Net bonds impairment losses recognized in earnings	2,100	(1)	1,067	4,316	1,067
Common stock	—		3,227	593	5,046
Preferred stock	—		1,807	647	1,807

Total	$2,100		$6,101	$5,556	$7,920

(1)	Includes $2.0 million of OTTI losses related to the Company’s commercial mortgage-backed securities which had been identified as securities in a loss position at September 30, 2009 that will be sold.
In the second quarter of 2009, the Company reclassed $6.3 million of OTTI losses, net of tax, that were previously recorded through earnings to other comprehensive income with an offset to retained earnings as a cumulative-effect adjustment. This adjustment represented the non-credit portion of previously recognized OTTI on debt securities which were still held as investments as of April 1, 2009.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables are quarter-to-date and adoption-to-date analyses of the credit losses recognized in earnings on debt securities held by the Company as of September 30, 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

Quarter-to-Date
(Dollars in thousands)

Balance of credit losses related to securities still being held as of July 1, 2009	$21
Additions where no OTTI was previously recorded	3
Additions where an OTTI was previously recorded	9
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	—

Balance of credit losses related to securities still being held as of September 30, 2009	$33

Adoption-to-Date
(Dollars in thousands)

Balance of credit losses related to securities still being held as of April 1, 2009, date of adoption	$—
Additions where no OTTI was previously recorded	33
Additions where an OTTI was previously recorded	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	—

Balance of credit losses related to securities still being held as of September 30, 2009	$33

Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Net unrealized gains from:
Bonds	$61,176	$12,589
Preferred stocks	953	—
Common stocks	12,017	4,297
Partnerships < 3% owned	4,988	19,530
Foreign currency fluctuations	117	(97)
Deferred taxes	(19,922)	(11,211)

Accumulated other comprehensive income	$59,329	$25,108

Net Realized Investment Gains (Losses)
The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Bonds	$487	$(6,887)	$(4,659)	$(6,697)
Convertibles	4,021	(1,591)	7,121	(3,507)
Common stock	2,105	(3,405)	2,030	(5,229)
Preferred stock	—	(8,627)	(1,077)	(8,627)

Total	$6,613	$(20,510)	$3,415	$(24,060)

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Proceeds from the sales of bonds classified as available-for-sale resulting in net realized investment gains (losses) for the nine months ended September 30, 2009 and 2008 were $231.3 million and $201.5 million, respectively.
Proceeds from the sales of equity securities classified as available-for-sale resulting in net realized investment gains (losses) for the nine months ended September 30, 2009 and 2008 were $68.8 million and $24.3 million, respectively.
Net Investment Income
The sources of net investment income for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Bonds	$15,808	$15,379	$46,485	$48,086
Preferred and common stocks	351	760	1,281	2,399
Cash and cash equivalents	225	1,740	1,077	5,050
Other	—	—	8,647	—

Total investment income	16,384	17,879	57,490	55,535
Investment expense	(1,117)	(1,252)	(3,441)	(4,050)

Net investment income	$15,267	$16,627	$54,049	$51,485

The Company’s total investment return on an after-tax basis for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Net investment income	$12,586	$13,652	$43,494	$42,189

Net realized investment gains (losses):
Invested assets excluding partnerships	4,763	(12,677)	1,991	(14,444)
Partnerships	2,809	(1,088)	4,742	(1,577)

Total net realized investment gains (losses)	7,572	(13,765)	6,733	(16,021)
Net unrealized investment gains (losses)	25,685	(15,502)	40,328	(32,270)

Net investment gains (losses)	33,257	(29,267)	47,061	(48,291)

Total investment return	$45,843	$(15,615)	$90,555	$(6,102)

Total investment return % (1)	2.7%	(1.0)%	5.4%	(0.4)%

Average investment portfolio (2)	$1,710,395	$1,656,009	$1,670,782	$1,701,235

(1)	Not annualized.

(2)	Average of total cash and invested assets as of the beginning and ending of the period.
Subprime and Alt-A Investments
The Company had approximately $2.7 million and $3.5 million worth of investment exposure through subprime and Alt-A investments as of September 30, 2009 and December 31, 2008, respectively. An Alt-A investment is one which is backed by a loan that contains limited documentation. As of September 30, 2009, approximately $0.9 million of those investments were rated AAA, $1.0 million were rated BBB+ to AA, $0.5 million were rated B, and $0.3 million were rated CC to CCC. As of December 31, 2008, approximately $1.2 million of those investments were rated AAA, $1.8 million were rated BBB- to AA, and $0.5 million were rated BB+. Impairments on these investments were $0.1 million and $0.9 million during the quarter and nine months ended September 30, 2009 and $0.5 million during the year ended December 31, 2008.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Insurance Enhanced Municipal Bonds
As of September 30, 2009, the Company held insurance enhanced municipal bonds of approximately $182.8 million, which represented approximately 10.5% of the Company’s total invested assets. These securities had an average rating of “AA.” Approximately $73.4 million of these bonds are pre-refunded with U.S. treasury securities, of which $53.7 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. (See table below.) Of the remaining $109.4 million of insurance enhanced municipal bonds, $46.5 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in thousands)	with	without
Rating	Insurance	Insurance

AAA	$2,679	$—
AA	23,995	5,255
A	14,312	16,975
BBB	5,521	1,028
Rating Not Available	—	23,249

Total	$46,507	$46,507

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, is as follows:

				Exposure Net
				of Pre-refunded
			Govt	& Govt
(Dollars in thousands)		Pre-refunded	Guaranteed	Guaranteed
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$26,415	$9,210	$—	$17,205
Assured Guaranty Corporation	408	—	—	408
Financial Guaranty Insurance Company	7,677	5,358	—	2,319
Financial Security Assurance, Inc.	49,317	17,066	—	32,251
Municipal Bond Insurance Association	71,006	18,796	—	52,210
Federal Housing Association	2,392	—	2,392	—
Federal National Housing Association	780	—	780	—
Govt National Housing Association	1,335	1,106	229	—
Permanent School Fund Guaranty	3,875	2,205	1,670	—

Total backed by financial guarantors	163,205	53,741	5,071	104,393
Other credit enhanced municipal bonds	19,610	19,610	—	—

Total	$182,815	$73,351	$5,071	$104,393

In addition to the $182.8 million of insurance enhanced municipal bonds, the Company also held unrated insurance enhanced asset-backed and credit securities with a market value of approximately $21.7 million, which represented approximately 1.2% of the Company’s total invested assets. The financial guarantors of the Company’s $21.7 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($1.1 million), Municipal Bond Insurance Association ($8.8 million), Ambac ($4.4 million), Financial Security Assurance, Inc ($6.4 million), and National Public Finance Guarantee ($1.0 million).
The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2009.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Fair Value Measurements
In accordance with the most recent accounting guidance, the Company elected to apply the fair value option within its limited partnership investment portfolio to those investments where the Company owns more than a 3% interest. The fair value of these investments was $43.8 million and $7.5 million as of September 30, 2009 and December 31, 2008, respectively. One of the limited partnerships invests mainly in securities that are publicly traded. Securities that are held by this partnership are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of this partnership at the end of each reporting period; however, the Company is only periodically provided with a detailed listing of the investments held by the partnership. Accordingly, these investments are classified as Level 3 within the fair value hierarchy. The other limited partnership invests in bank loans. This investment is classified within the Level 3 hierarchy because bank loans trade infrequently (or not all), and therefore have little or no readily available pricing. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.
The adoption of the fair value option has not had any impact on the Company’s consolidated financial condition or results of operations since the securities for which the fair value option was elected are already reported at fair value and the change in the value of the investment is included in income.
During the quarter and nine months ended September 30, 2009, the Company recognized a gain, net of taxes, of $2.8 million, and a gain, net of taxes, of $4.7 million, respectively, due to changes in the values of these investments. This gain is reflected on the Consolidated Statement of Operations as equity in net income (loss) of partnerships, net of taxes.
The fair value option was not elected for the Company’s investments in limited partnerships with less than a 3% ownership interest.
The Company also adopted recently issued accounting standards related to fair value measurements. These standards define fair value, establish a framework for measuring fair value, outline a fair value hierarchy based on inputs used to measure fair value, and enhance disclosure requirements for fair value measurements. These standards do not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of these new accounting standards. The implementation of the new accounting standards has not had any impact on the Company’s consolidated financial condition or results of operations. The implementation of the new accounting standards resulted in expanded disclosures about securities measured at fair value, as discussed below.
The Company’s invested assets are carried at their fair value and are categorized based upon a fair value hierarchy:
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables present information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of September 30, 2009	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Bonds:
U.S. treasury and agency obligations	$112,256	$153,591	$—	$265,847
Obligations of states and political subdivisions	—	211,956	—	211,956
Mortgage-backed securities	—	367,017	—	367,017
Commercial mortgage-backed securities	—	114,661	—	114,661
Asset-backed securities	—	85,071	—	85,071
Corporate notes	—	287,706	—	287,706
Foreign corporate bonds	—	58,712	—	58,712
Other bonds	—	22,165	—	22,165

Total bonds	112,256	1,300,879	—	1,413,135
Preferred shares	1,917	2,441	—	4,358
Common shares	59,311	—	—	59,311
Other invested assets	—	—	52,492	52,492

Total invested assets	$173,484	$1,303,320	$52,492	$1,529,296

As of December 31, 2008	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Bonds:
U.S. treasury and agency obligations	$75,460	$77,317	$—	$152,777
Obligations of states and political subdivisions	—	243,030	—	243,030
Mortgage-backed securities	—	384,069	—	384,069
Commercial mortgage-backed securities	—	144,457	—	144,457
Asset-backed securities	—	16,553	—	16,553
Corporate notes	—	213,655	—	213,655
Foreign corporate bonds	—	29,150	—	29,150
Other bonds	—	21,283	—	21,283

Total bonds	75,460	1,129,514	—	1,204,974
Preferred shares	1,813	2,852	—	4,665
Common shares	50,613	—	—	50,613
Other invested assets	—	—	46,672	46,672

Total invested assets	$127,886	$1,132,366	$46,672	$1,306,924

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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2009:

	Fair Value Measurements Using Level 3 Inputs
		Other
Quarter Ended September 30, 2009		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at July 1, 2009	$—	$50,817	$50,817
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	3,638	3,638
Included in accumulated other comprehensive income	—	(1,995)	(1,995)
Purchases	—	32	32
Sales	—	—	—

Ending balance at September 30, 2009	$—	$52,492	$52,492

Gains for 2009 included in earnings attributable to the change in unrealized gains relating to assets still held at September 30, 2009	$—	$3,638	$3,638

	Fair Value Measurements Using Level 3 Inputs
		Other
Nine Months Ended September 30, 2009		Invested
(Dollars in thousands)	Bonds	Assets	Total

Beginning balance at January 1, 2009	$—	$46,672	$46,672
Total gains (losses) (realized / unrealized):
Included in equity in net income (loss) of partnership	—	6,375	6,375
Included in accumulated other comprehensive income	—	(5,879)	(5,879)
Purchases	—	30,687	30,687
Sales	—	(25,363)	(25,363)

Ending balance at September 30, 2009	$—	$52,492	$52,492

Gains for 2009 included in earnings attributable to the change in unrealized gains relating to assets still held at September 30, 2009	$—	$6,375	$6,375

The securities classified as Level 3 in the above table consist of $52.5 million related to the Company’s limited partnership investments. Of this amount, $8.7 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. $12.1 million was related to a partnership that invests mainly in securities that are publicly traded. However, since the Company does not have the ability to see the invested asset composition of these limited partnerships on a daily basis, these investments have been classified within the Level 3 category. The remaining $31.7 million was related to a limited partnership that invests in bank loans. This investment is classified within the Level 3 category since the bank loans trade infrequently (or not all), and therefore have little or no readily available pricing. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available.

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

Effective January 1, 2009, the Company changed its primary investment manager (the “Investment Manager”) and investment accountants. The former Investment Manager provided the Company with one non-binding price for each of its fixed maturity and equity securities valued as Level 1 or Level 2 in the fair value hierarchy. The new Investment Manager does not provide pricing to the Company’s investment accountant for fixed maturity and equity securities valued as Level 1 or Level 2 in the fair value hierarchy. As a result, the Company entered into third party agreements with pricing vendors to obtain a single non-binding price for each of its fixed maturity and equity securities valued as Level 1 or Level 2 in the fair value hierarchy. The third party pricing vendors, and the respective securities they price, were selected based on the advice of the Company’s new Investment Manager. The Investment Manager provided advice as to which pricing source would provide the best estimate of fair value for each asset class.
The Company’s pricing vendors provide prices for select investment categories valued as Level 1 or Level 2 in the fair value hierarchy. One vendor provides prices for equity securities and select fixed maturity categories including; commercial mortgage backed securities, high yield, investment grade, short term securities, and international fixed income securities, if any. A second vendor provides prices for other fixed maturity categories including: asset backed securities (“ABS”), collateralized mortgage obligations (“CMO”), and municipals. A third vendor provides prices for the remaining fixed maturity categories including mortgage backed securities (“MBS”) and treasuries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:
•	Equity prices are received from all primary and secondary exchanges.

•	Corporate bonds are individually evaluated, mostly on a dollar basis, sometimes on a yield or nominal spread basis (depending on how the market trades a security or sector). Valuations are then verified with other broker/dealers and contributing firms.

•	Commercial mortgage backed securities (“CMBS”) are evaluated on a nominal spread basis using a contributed model to value individual tranches. Each tranche is hand evaluated using nominal spreads from broker/dealers deemed to accurately represent the market. Investment grade tranches are evaluated with spreads to the swap curve and non-investment grade tranches are evaluated with spreads to the treasury curve. Coverage includes “AAA” tranches as well as mezzanine and subordinated pieces. In addition, nominal spread levels on specific and generic tranches are received from other broker/dealers involved in the CMBS market.

•	For CMOs, which are categorized with mortgage-backed securities in the tables listed above, a volatility-driven, multi-dimensional single cash flow stream model or option-adjusted spread model is used. For ABSs, a single cash flow stream model is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, treasury, swap curves and spread adjustments.

•	For municipals, a series of matrices are used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, sector curves, yield to worst, ratings updates, and adjustments for material events notices.

•	U.S. Treasuries are priced on the bid side by a market maker.

•	For MBSs, the pricing vendor utilizes a matrix model correlation to TBA (a forward MBS trade) or benchmarking to value a security.
The Company performs certain procedures to validate whether the pricing information received from the pricing vendors is reasonable, to ensure that the fair value determination is consistent with the most recent accounting guidance, and to ensure that its assets are properly classified in the fair value hierarchy. The Company’s procedures include, but are not limited to:
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
During the quarter and nine months ended September 30, 2009, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
At September 30, 2009 and December 31, 2008, the Company carried reinsurance receivables of $577.8 million and $679.3 million, respectively. These amounts are net of an allowance for uncollectible reinsurance receivables. The allowance for uncollectible reinsurance receivables was $13.2 million and $13.7 million at September 30, 2009 and December 31, 2008, respectively. The change is primarily due to a decrease in the Company’s assessment of its risk of collecting from several individual reinsurers.
At September 30, 2009 and December 31, 2008, the Company held collateral securing its reinsurance receivables of $403.4 million and $477.1 million, respectively. Prepaid reinsurance premiums were $18.2 million and $24.0 million at September 30, 2009 and December 31, 2008, respectively. Reinsurance receivables, net of collateral held, were $174.4 million and $202.2 million at September 30, 2009 and December 31, 2008, respectively.
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
Property Quota Share —Effective January 1, 2009, the Company entered into a 30% quota share treaty related to the Penn-America property line of business. During the quarter and nine months ended September 30, 2009, the Company ceded $3.2 million and $8.9 million of written premium, respectively.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter or nine months ended September 30, 2009.
5. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 29.63% in the Duchy of Luxembourg, and 25.0% in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and then adding that amount to income taxes on net realized gains and losses and limited partnership distributions. The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

Quarter Ended September 30, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$37,943	$67,368	$(29,505)	$75,806

Net premiums written	$37,928	$25,004	$—	$62,932

Net premiums earned	$45,656	$27,237	$—	$72,893
Net investment income	10,229	9,686	(4,648)	15,267
Net realized investment gains	1,327	5,286	—	6,613

Total revenues	57,212	42,209	(4,648)	94,773
Losses and Expenses:
Net losses and loss adjustment expenses	23,823	15,064	—	38,887
Acquisition costs and other underwriting expenses	17,472	10,092	—	27,564
Corporate and other operating expenses	4,116	560	—	4,676
Interest expense	—	6,424	(4,648)	1,776

Income before income taxes	$11,801	$10,069	$—	$21,870

Quarter Ended September 30, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$46,143	$92,456	$(39,569)	$99,030

Net premiums written	$40,135	$39,571	$—	$79,706

Net premiums earned	$45,608	$43,903	$—	$89,511
Net investment income	10,289	10,986	(4,648)	16,627
Net realized investment gains (losses)	(1,238)	(19,272)	—	(20,510)

Total revenues	54,659	35,617	(4,648)	85,628
Losses and Expenses:
Net losses and loss adjustment expenses	39,537	36,597	—	76,134
Acquisition costs and other underwriting expenses	17,987	15,177	—	33,164
Corporate and other operating expenses	1,973	1,216	—	3,189
Interest expense	—	6,611	(4,648)	1,963

Loss before income taxes	$(4,838)	$(23,984)	$—	$(28,822)

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$149,934	$207,675	$(91,135)	$266,474

Net premiums written	$149,389	$77,634	$—	$227,023

Net premiums earned	$135,845	$90,320	$—	$226,165
Net investment income	31,156	36,685	(13,792)	54,049
Net realized investment losses	(655)	4,070	—	3,415

Total revenues	166,346	131,075	(13,792)	283,629
Losses and Expenses:
Net losses and loss adjustment expenses	73,615	57,059	—	130,674
Acquisition costs and other underwriting expenses	54,001	34,349	—	88,350
Corporate and other operating expenses	7,635	4,679	—	12,314
Interest expense	—	19,254	(13,792)	5,462

Income before income taxes	$31,095	$15,734	$—	$46,829

Nine Months Ended September 30, 2008:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$143,796	$280,603	$(121,989)	$302,410

Net premiums written	$124,889	$121,990	$—	$246,879

Net premiums earned	$155,279	$147,962	$—	$303,241
Net investment income	31,138	34,139	(13,792)	51,485
Net realized investment gains (losses)	(1,090)	(22,970)	—	(24,060)

Total revenues	185,327	159,131	(13,792)	330,666
Losses and Expenses:
Net losses and loss adjustment expenses	115,368	121,060	—	236,428
Acquisition costs and other underwriting expenses	64,594	44,877	—	109,471
Corporate and other operating expenses	5,786	3,617	—	9,403
Interest expense	—	20,482	(13,792)	6,690

Income (loss) before income taxes	$(421)	$(30,905)	$—	$(31,326)

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarter Ended September 30,
	2009		2008
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Loss

Expected tax provision at weighted average rate	$3,544	16.2%	$(8,377)	(29.1)%
Adjustments:
Tax exempt interest	(616)	(2.8)	(715)	(2.5)
Dividend exclusion	(79)	(0.4)	(155)	(0.5)
Effective tax rate adjustment	(3,447)	(15.8)	(449)	(1.6)
Other	(2,075)	(9.4)	(616)	(2.1)

Income tax expense	$(2,673)	(12.2)%	$(10,312)	(35.8)%

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2009		2008
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Loss

Expected tax provision at weighted average rate	$5,567	11.9%	$(10,760)	(34.3)%
Adjustments:
Tax exempt interest	(1,996)	(4.3)	(2,172)	(6.9)
Dividend exclusion	(289)	(0.6)	(481)	(1.5)
Effective tax rate adjustment	(496)	(1.1)	2,448	7.8
Other	(1,978)	(4.2)	(789)	(2.6)

Income tax expense	$808	1.7%	$(11,754)	(37.5)%

The effective income tax expense rate for the nine months ended September 30, 2009 was 1.7%, compared to an effective income tax benefit rate of 37.5% for the nine months ended September 30, 2008. The increase in the effective tax rate is primarily due to capital gains in 2009 compared to capital losses in 2008. The effective rates differed from the weighted average expected income tax expense (benefit) rates of 11.9% and (34.3)% for the nine months ended September 30, 2009 and 2008, respectively, primarily due to the fact that the Company records tax based on the annualized effective tax rate, net of tax-exempt interest and dividends, and a $2.0 million release of tax reserves due to the expiration of IRS statute of limitations on the Company’s 2005 federal income tax return.
The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2006.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefit was $1.1 million and $3.1 million as of September 30, 2009 and December 31, 2008, respectively.
If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits decreased $2.0 million during the third quarter of 2009 due to the expiration of the IRS statute of limitations on the Company’s 2005 federal income tax return. As a result, the effective income tax rate was reduced by 4.2% during 2009.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2009, the Company has recorded $0.1 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at September 30, 2009, the related adjustments could have a material impact on the Company’s future results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarter Ended September 30,
(Dollars in thousands)	2009		2008

Unpaid losses and loss adjustment expenses at beginning of period	$1,394,818		$1,501,229
Less: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	613,664		666,913

Net balance at beginning of period	781,154		834,316

Incurred losses and loss adjustment expenses related to:
Current year	40,527		71,917
Prior years	(1,640	)(1)	4,217	(2)

Total incurred losses and loss adjustment expenses	38,887		76,134

Paid losses and loss adjustment expenses related to:
Current year	12,892		21,328
Prior years	42,941		41,144

Total paid losses and loss adjustment expenses	55,833		62,472

Net balance at end of period	764,208		847,978
Plus: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	576,386		677,886

Unpaid losses and loss adjustment expenses at end of period	$1,340,594		$1,525,864

(1)	In the third quarter of 2009, the Company reduced its prior accident year loss reserves by $2.0 million and increased its allowance for uncollectible reinsurance by $0.4 million. The loss reserves reduction of $2.0 million consisted of a $2.7 million reduction in general liability lines, a $0.2 million reduction in property lines, and a $0.4 million reduction in umbrella lines, offset by a $1.3 million increase in professional lines. The reduction in the general liability lines consisted of net reductions of $5.1 million related to accident years 2005 and prior, offset by increases of $2.4 million related to accident years 2006 through 2008. The reduction in the property lines consisted of net reductions of $0.5 million related to accident years 2007 and prior, offset by an increase of $0.3 million related to accident year 2008. The reduction in the umbrella lines related to accident years 2003 and 2001. The increase in the professional lines primarily consisted of increases of $1.6 million related to accident years 2004 through 2008, offset by net reductions of $0.3 million related to accident years 2003 and prior.

(2)	In the third quarter of 2008, the Company reduced its prior accident year loss reserves by $1.5 million and increased its allowance for uncollectible reinsurance by $5.7 million. The loss reserves reduction of $1.5 million consisted of reductions of $3.5 million in general liability lines and $0.2 million in property lines, offset by an increase of $2.2 million in professional lines. The reduction in the general liability lines consisted of reductions of $8.6 million primarily related to accident years 2005 and prior, offset by increases of $5.1 million related to accident years 2006 and 2007. The reduction in the property lines and increase to the professional liability lines are primarily related to accident years 2006 and 2007.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2009		2008

Unpaid losses and loss adjustment expenses at beginning of period	$1,506,429		$1,503,237
Less: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	670,591		702,353

Net balance at beginning of period	835,838		800,884

Incurred losses and loss adjustment expenses related to:
Current year	135,224		215,670
Prior years	(4,550	)(1)	20,758	(2)

Total incurred losses and loss adjustment expenses	130,674		236,428

Paid losses and loss adjustment expenses related to:
Current year	28,962		42,895
Prior years	173,342		146,439

Total paid losses and loss adjustment expenses	202,304		189,334

Net balance at end of period	764,208		847,978
Plus: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	576,386		677,886

Unpaid losses and loss adjustment expenses at end of period	$1,340,594		$1,525,864

(1)	In 2009, the Company reduced its prior accident year loss reserves by $4.2 million and reduced its allowance for uncollectible reinsurance by $0.4 million. The loss reserves reduction of $4.2 million primarily consisted of a $5.2 million reduction in general liability lines, a $2.4 million reduction in property lines, and a $0.4 million reduction in umbrella lines, offset by a $3.8 million increase in professional lines. The reduction in the general liability lines primarily consisted of net reductions of $9.7 million related to accident years 2006 and prior, offset by increase of $4.5 million to accident years 2007 and 2008. The reduction in the property lines primarily consisted of reductions related to accident year 2007 and 2008. The reduction in the umbrella lines primarily related to accident years 2003 and 2001. The increase to the professional lines primarily related to increases of $6.1 million related to accident years 2007 and 2008, offset by net reductions of $2.3 million primarily to accident years 2005 and prior.

(2)	In 2008, the Company increased its prior accident year loss reserves by $15.5 million and increased its allowance for uncollectible reinsurance by $5.3 million. The loss reserves increase of $15.5 million consisted of increases of $13.4 million in general liability lines and $7.5 million in professional liability lines, offset by reductions of $4.6 million in property lines and $0.8 million in umbrella lines. The increase to the general liability lines was primarily related to accident years 2006, 2007, and 1995 and prior. The increase to the professional liability lines consisted of increases of $9.8 million primarily related to accident years 2006 and 2007, offset by reductions of $2.3 million primarily related to accident years 2003 and 2005. The reduction in property lines was primarily related to accident years 2006 and 2007. The reduction in umbrella lines was primarily related to accident years 2004 and prior.
7. Debt
The Company’s debt is comprised of guaranteed senior notes, junior subordinated debentures, a discretionary demand line of credit, notes payable, and loans payable. The following items had changes during the quarter or nine months ended September 30, 2009:
Loans Payable
At September 30, 2009 and December 31, 2008, the Company had loans payable of $0.7 million and $0.9 million, respectively. These balances were comprised of a loan payable to a former minority shareholder. Interest expense related to loans payable was $0.01 million for each of the quarters ended September 30, 2009 and 2008, and $0.02 million and $0.03 million for the nine months ended September 30, 2009 and 2008, respectively.
There were no other significant changes to the Company’s debt during the quarter or nine months ended September 30, 2009.

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
The Rights Offering included an agreement with Fox Paine & Company and an investment entity referred to as the “Backstop Purchaser,” which is controlled by Fox Paine & Company. The Backstop Purchaser agreed, subject to certain conditions, to purchase all of the Class A and Class B common shares offered in the Rights Offering and not subscribed for pursuant to the Rights Offering. The Company entered into the agreement to ensure that, subject to the conditions of the agreement, all Class A common shares and Class B common shares offered in the Rights Offering were either distributed in the Rights Offering or purchased subsequent to the Rights Offering at the same purchase price at which the rights were exercisable. Through this arrangement, the Company had a high degree of certainty that it would raise gross proceeds of $100.0 million through the Rights Offering. In the agreement and subject to the successful completion of the Rights Offering, the Company agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering, or $5.0 million, for total payments of $7.0 million. Payment of these fees was subject to the prior approval by the Company’s shareholders, which was obtained at the Annual General Shareholders’ meeting that was held on October 27, 2009. The fees were paid on October 27, 2009.
As a result of the Rights Offering, 17.2 million Class A common shares and 11.4 million Class B common shares were purchased, resulting in gross proceeds of $100.1 million. After deducting expenses associated with the Rights Offering, the Company’s equity increased $91.8 million. Approximately 66% of the Class A common shareholders had exercised their subscription right. Excluding those Class A common shares that are owned by Fox Paine & Company and affiliated entities, approximately 72% of the Class A common shareholders had exercised their subscription right. Fox Paine & Company and affiliated entities purchased 5.9 million Class A common shares and all Class B common shares for $60.7 million. Post the Rights Offering, Fox Paine & Company and affiliated entities own 7.5 million of the total 36.4 million outstanding Class A common shares and all 24.1 million of the outstanding Class B common shares. In total, Fox Paine & Company and affiliated entities now own 52.3% of all outstanding shares and beneficially own shares having approximately 89.6% of the Company’s total outstanding voting power.
See the specific filings with the SEC for the details regarding the shelf registration and the Rights Offering.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Related Party Transactions
As of September 30, 2009, Fox Paine & Company beneficially owned shares having approximately 89.6% of the Company’s total outstanding voting power. Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors. The Company’s Chairman is a member of Fox Paine & Company. In addition, another director is an employee of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.3 million in each of the quarters ended September 30, 2009 and 2008 and $1.1 million in each of the nine months ended September 30, 2009 and 2008 as part of the annual management fee that is paid to Fox Paine & Company. The Company reimbursed Fox Paine & Company $0.1 million and $0.08 million during the quarters ended September 30, 2009 and 2008, respectively, and $0.2 million and $0.1 million during the nine months ended September 30, 2009 and 2008, respectively, for expenses incurred in providing management services.
As mentioned in Note 8 above, as a result of the Rights Offering, the Company agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering, or $5.0 million, for total payments of $7.0 million. Since Fox Paine & Company is a related party, and all other shareholders were not offered these fees in the Rights Offering, the payment of the fees was subject to the prior approval of the Company’s shareholders, which was obtained at the Annual General Shareholders’ meeting that was held on October 27, 2009. The fees were paid on October 27, 2009. See Note 8 above for more details concerning the Rights Offering.
At September 30, 2009 and December 31, 2008, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $4.4 million and $6.8 million at September 30, 2009 and December 31, 2008, respectively. On April 24, 2009, the Company made a required capital call contribution of $0.6 million to the partnership. On July 1, 2009, the Company made a required capital call contribution of $0.03 million to the partnership. At September 30, 2009, the Company had an unfunded capital commitment of $3.1 million to the partnership.
During the quarters ended September 30, 2009 and 2008, the Company incurred $0.07 million and $0.03 million respectively, for legal services rendered by Cozen O’Connor. During the nine months ended September 30, 2009 and 2008, the Company incurred $0.2 million and $0.8 million respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
During the nine months ended September 30, 2009 and 2008, the Company paid $0.0 million and $0.2 million, respectively, in premium to Validus Reinsurance, Ltd. (“Validus”). There were no payments during the quarters ended September 30, 2009 and 2008. Validus was a participant on the Company’s $100.0 million in excess of $10.0 million property catastrophe reinsurance treaty, which expired on May 31, 2007. No losses were ceded by the Company under this treaty.
Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Ceded written premium	$—	$1,149	$2,748	$9,721
Ceded losses	—	5,225	972	3,997
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
In connection with the Rights Offering, the Company entered into an agreement with Citigroup Global Markets, Inc. (“Citi”), wherein Citi agreed to be the Company’s exclusive capital markets structuring adviser to provide advisory and investment banking services. The Company paid Citi $1.0 million in connection with these services. Chad A. Leat, the managing director and chairman of Citigroup’s Global Alternative Asset Group, is a member of the Company’s Board of Directors.

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
On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld a jury verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp. (“AON”), an insurance and reinsurance broker. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON has filed its Notice of Appeal and a Bond in the amount of $33.0 million. AON will file its appellate brief, to which the Company will respond. There will likely be a mediation ordered by the Appellate Court. If that fails to produce a settlement, oral arguments will likely be ordered. It is estimated that it will take another eight to ten months for a decision following oral arguments. United National does not intend to recognize the gain contingency until the matter has been resolved through the appellate process.
11. Share-Based Compensation Plans
During the nine months ended September 30, 2009, the Company granted 103,138 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $9.44 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”). In addition, during the same period, the Company granted an aggregate of 167,726 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $5.77 per share, to non-employee directors of the Company under the Plan.
As a result of the amendment and restatement of Larry A. Frakes’s employment agreement, the Company cancelled 249,419 and granted 249,419 Time-Based Options, and cancelled 249,419 and granted 249,419 Performance-Based Options under the Plan. 25% of the Time-Based Options had vested on December 31, 2008. The remaining Time-Based Options will vest equally over a three year period beginning December 31, 2010 and expire ten years after the new agreement date, August 14, 2009. The Performance-Based Options vest in 25% increments over a four-year period and are conditional upon the Company achieving various operating targets and expire ten years after the new agreement date, August 14, 2009. There was no material effect on the Company’s results of operations for the quarter or nine months ended September 30, 2009 as a result of this amendment and restatement.
12. Earnings (Loss) Per Share
Earnings (loss) per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period. As detailed below, share counts for the prior year have been restated as a result of the Rights Offering.
The Company issued non-transferable rights to stockholders of record on March 16, 2009. The rights entitled the holders to purchase 0.9013 shares of common stock for every right held. The Rights Offering expired on April 6, 2009. On May 5, 2009, the Company issued 17.2 million Class A common shares and 11.4 million Class B common shares at a subscription price of $3.50 per share in conjunction with the Rights Offering.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The market price of the Company’s Class A common shares was $4.89 per share on March 12, 2009, which was the ex-rights date related to the Rights Offering. Since the $3.50 per share subscription price of the shares issued under the Rights Offering was lower than the $4.89 per share market price on March 12, 2009, the Rights Offering contained a bonus element. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering. The factor was changed from the factor of 1.116 that had been disclosed in the second quarter due to an adjustment in the third quarter to the total net proceeds received related to the Rights Offering. This change did not result in a change to earnings per share. See Note 8 above for more details concerning the Rights Offering.
The following table sets forth the computation of basic and diluted earnings (loss) per share. In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

(Dollars in thousands,	Quarter Ended September 30,		Nine Months Ended September 30,
except per share data)	2009	2008	2009	2008

Net income (loss)	$27,352	$(19,598)	$50,763	$(21,129)

Basic earnings (loss) per share:
Weighted average shares outstanding — basic	60,289,792	31,449,094	47,177,225	33,302,048
Adjustment for bonus element of Rights Offering	—	3,573,319	1,628,782	3,783,856

Adjusted weighted average shares outstanding — basic	60,289,792	35,022,413	48,806,007	37,085,904

Net income (loss)	$0.45	$(0.56)	$1.04	$(0.57)

Diluted earnings (loss) per share:
Weighted average shares outstanding — diluted	60,311,106	31,449,094	47,217,273	33,302,048
Adjustment for bonus element of Rights Offering	—	3,573,319	1,628,782	3,783,856

Adjusted weighted average shares outstanding — diluted	60,311,106	35,022,413	48,846,055	37,085,904

Net income (loss)	$0.45	$(0.56)	$1.04	$(0.57)

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average shares for basic earnings per share	60,289,792	35,022,413	48,806,007	37,085,904
Non-vested restricted stock	21,314	—	40,048	—

Weighted average shares for diluted earnings per share	60,311,106	35,022,413	48,846,055	37,085,904

If the Company had not incurred a loss in 2008, then 35,198,341 and 37,276,633 weighted average shares would have been used to compute the diluted loss per share calculation for the quarter and nine months ended September 30, 2008, respectively. In addition to the basic shares, weighted average shares for the diluted calculation would have included 67,906 shares of non-vested restricted stock and 108,022 share equivalents for options and warrants for the quarter ended September 30, 2008, and 58,448 shares of non-vested restricted stock and 132,282 share equivalents for options and warrants for the nine months ended September 30, 2008.
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
Following is a tabulation of business segment information.

Quarter Ended September 30, 2009:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$67,368		$8,438		$75,806

Net premiums written	$54,510		$8,422		$62,932

Net premiums earned	$58,971		$13,922		$72,893
Losses and Expenses:
Net losses and loss adjustment expenses	33,292		5,595		38,887
Acquisition costs and other underwriting expenses	24,028	(3)	3,536	(4)	27,564

Income (loss) from segments	$1,651		$4,791		6,442

Unallocated Items:
Net investment income					15,267
Net realized investment gains					6,613
Corporate and other operating expenses					(4,676)
Interest expense					(1,776)

Income before income taxes					21,870
Income tax expense					(2,673)

Income before equity in net income of partnership					24,543
Equity in net income of partnership, net of tax					2,809

Net income					$27,352

Total assets	$1,868,061		$632,266	(5)	$2,500,327

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $317 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quarter Ended September 30, 2008:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$92,458		$6,572		$99,030

Net premiums written	$79,139		$567		$79,706

Net premiums earned	$87,800		$1,711		$89,511
Losses and Expenses:
Net losses and loss adjustment expenses	74,383		1,751		76,134
Acquisition costs and other underwriting expenses	32,401	(3)	763	(4)	33,164

Loss from segments	$(18,984)		$(803)		(19,787)

Unallocated Items:
Net investment income					16,627
Net realized investment losses					(20,510)
Corporate and other operating expenses					(3,189)
Interest expense					(1,963)

Loss before income taxes					(28,822)
Income tax benefit					(10,312)

Loss before equity in net loss of partnership					(18,510)
Equity in net loss of partnership, net of tax					(1,088)

Net loss					$(19,598)

Total assets	$2,006,132		$604,863	(5)	$2,610,995

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $443 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Nine Months Ended September 30, 2009:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$207,675		$58,799		$266,474

Net premiums written	$168,770		$58,253		$227,023

Net premiums earned	$194,137		$32,028		$226,165
Losses and Expenses:
Net losses and loss adjustment expenses	115,583		15,091		130,674
Acquisition costs and other underwriting expenses	80,408	(3)	7,942	(4)	88,350

Income (loss) from segments	$(1,854)		$8,995		7,141

Unallocated Items:
Net investment income					54,049
Net realized investment gains					3,415
Corporate and other operating expenses					(12,314)
Interest expense					(5,462)

Income before income taxes					46,829
Income tax expense					808

Income before equity in net income of partnership					46,021
Equity in net income of partnership, net of tax					4,742

Net income					$50,763

Total assets	$1,868,061		$632,266	(5)	$2,500,327

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $1,038 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2008:	Insurance
(Dollars in thousands)	Operations (1)		Reinsurance (2)		Total

Revenues:
Gross premiums written	$280,605		$21,805		$302,410

Net premiums written	$243,978		$2,901		$246,879

Net premiums earned	$295,923		$7,318		$303,241
Losses and Expenses:
Net losses and loss adjustment expenses	226,175		10,253		236,428
Acquisition costs and other underwriting expenses	104,859	(3)	4,612	(4)	109,471

Loss from segments	$(35,111)		$(7,547)		(42,658)

Unallocated Items:
Net investment income					51,485
Net realized investment losses					(24,060)
Corporate and other operating expenses					(9,403)
Interest expense					(6,690)

Loss before income taxes					(31,326)
Income tax benefit					(11,754)

Loss before equity in net loss of partnership					(19,572)
Equity in net loss of partnership, net of tax					(1,557)

Net loss					(21,129)

Total assets	$2,006,132		$604,863	(5)	$2,610,995

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $1,484 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.
14. Supplemental Cash Flow Information
The Company paid the following amounts in cash for interest and net U.S. federal income taxes paid during the quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Net U.S. federal income taxes paid (recovered)	$(10,957)	$—	$(18,019)	$6,401
Interest paid	3,058	3,327	6,830	8,465
15. New Accounting Pronouncements
In June 2009, the FASB issued new accounting guidance entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how the Company references various elements of GAAP when preparing its financial statement disclosures, but did not have an impact on the Company’s financial position, results of operations, or cash flows.
In January 2009, the FASB issued new accounting guidance on other than temporary impairments with the intent of achieving more consistent determination of whether an other than temporary impairment has occurred. This guidance retains and emphasizes the other than temporary impairment assessment guidance and required disclosures from previous related disclosures. Under this new guidance, the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. If upon evaluation, it is probable that there is a favorable or an adverse change in estimated cash flows from previously projected cash flows, then the investor should recalculate the amount of accretable yield for the beneficial interest and apply this new yield prospectively as a change in estimate. An entity should then apply the impairment guidance from previous related disclosures. This new guidance became effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted this new guidance in its valuation review of applicable securities during the fourth quarter of 2008, and it did not result in a material impact on the Company’s consolidated financial position or results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In April 2009, the FASB issued new accounting guidance on fair value measurements. The new guidance clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased, is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions at the date of the financial statements. The new guidance includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. The new guidance further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from the application of the new guidance. In addition, the adoption of the new guidance did not have any impact on the Company’s consolidated financial condition or results of operations because it did not result in a change in valuation techniques or related inputs. This new guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009. The Company adopted this new guidance in the second quarter of 2009.
In April 2009, the FASB issued new accounting guidance on other than temporary impairments. The new guidance is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and other factors (interest rates, market conditions, etc.) components of impaired debt securities that are not expected to be sold. It modifies the impairment model utilized for debt securities, the presentation of other than temporary impairment losses, and expands the required disclosures of other than temporary impairment for debt and equity securities. The new guidance provides that in order for an entity to conclude impairment is not other-than-temporary, it is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; losses from other factors are to be recorded in accumulated other comprehensive income (loss). The Company adopted the new guidance on April 1, 2009. As a result, $6.3 million of other than temporary impairment losses, net of tax, that were previously recorded through earnings were reclassified to other comprehensive income (loss) with an offset to retained earnings as a cumulative-effect adjustment. This new guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009. The Company adopted this new guidance in the second quarter of 2009.
In April 2009, the FASB issued new accounting guidance on interim disclosures of fair value measurements. This new guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this new guidance, fair values for these assets and liabilities were only disclosed once a year. The new guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This new guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009. The Company adopted this new guidance in the second quarter of 2009.
In May 2009, the FASB issued new accounting guidance on subsequent events. This new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This new guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this new guidance during the second quarter of 2009, and it did not result in a material impact on the Company’s consolidated financial position or results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This new guidance eliminates the concept of a qualifying special-purpose entity from previous guidance. This new guidance also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other de-recognition criteria are met. Furthermore, it clarifies and amends the de-recognition criteria for determining whether a transfer qualifies for sale accounting. This new guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009 and is not expected to have a material impact on the Company’s financial statements.
In June 2009, the FASB issued new accounting guidance on whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this new accounting guidance eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This new guidance amends certain previously issued guidance for determining whether an entity is a variable interest entity and adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Further, this new guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This new guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009, and management is currently assessing its impact in regard to the Company’s wholly-owned business trust subsidiaries.
16. Subsequent Events
At the Annual General Shareholders’ meeting held on October 27, 2009, the Company’s shareholders voted to approve the payment to Fox Paine & Company of the arrangement fee of $2.0 million and backstop fee of $5.0 million related to the Rights Offering. The fees were paid on October 27, 2009. See Note 8 above for more details concerning the Rights Offering.
There were no subsequent events requiring adjustment to the financial statements or disclosure through November 6, 2009, the date that the Company’s financial statements were issued.

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
Recent Developments
On May 5, 2009, we completed the Rights Offering in which a total of 17,178,421 Class A common shares and 11,435,244 Class B common shares were issued. The issuance of the Class A common shares included 41,588 Class A common shares issued to an affiliate of Fox Paine & Company in a private placement pursuant to Section 4(2) of the Securities Act, as amended. The affiliate of Fox Paine & Company purchased the 41,588 Class A common shares for $3.50 per share, which was the subscription price at which all Class A common shareholders and Class B common shareholders were entitled to purchase additional shares.
At the Annual General Shareholders’ meeting held on October 27, 2009, our shareholders voted to approve the payment to Fox Paine & Company of the arrangement fee of $2.0 million and backstop fee of $5.0 million related to the Rights Offering, in which a total of 17,178,421 Class A common shares and 11,435,244 Class B common shares were issued. The fees were paid on October 27, 2009. See Note 8 in Item 1 of Part I of this report for more details concerning the Rights Offering.
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
A full review of the loss reserves of our Reinsurance Operations was performed by an independent actuary in the third quarter of 2009. For our Insurance Operations, an independent actuary performed a peer review of our internal actuary recommended reserves.
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

UNITED AMERICA INDEMNITY, LTD.
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

UNITED AMERICA INDEMNITY, LTD.
Management’s best estimate at September 30, 2009 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,340.6 million and $764.2 million, respectively, as of September 30, 2009. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of September 30, 2009 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$179,127	$323,760	$502,887
United National	204,505	448,855	653,360
Diamond State	52,314	92,576	144,890

Total Insurance Operations	435,946	865,191	1,301,137

Reinsurance Operations:
Wind River Reinsurance	12,987	26,470	39,457

Total	$448,933	$891,661	$1,340,594

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations:
Penn-America	$153,770	$266,444	$420,214
United National	69,854	143,271	213,125
Diamond State	37,656	64,427	102,083

Total Insurance Operations	261,280	474,142	735,422

Reinsurance Operations:
Wind River Reinsurance	5,426	23,360	28,786

Total	$266,706	$497,502	$764,208

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
We continually review these estimates and, based on new developments and information, we include adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of loss and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in our historical experience or that cannot yet be quantified or estimated. We regularly analyze our reserves and review pricing and reserving methodologies so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for loss and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 6 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the changes in the estimate for incurred loss and loss adjustment expenses related to prior accident years.
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
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $135.2 million for claims occurring during the nine months ended September 30, 2009:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(19,607)	$(13,184)	$(6,761)	$(338)	$6,085
	-3%	(17,173)	(10,615)	(4,057)	2,502	9,060
	-2%	(15,956)	(9,330)	(2,704)	3,921	10,547
	-1%	(14,739)	(8,046)	(1,352)	5,341	12,035
	0%	(13,522)	(6,761)	—	6,761	13,522
	1%	(12,305)	(5,477)	1,352	8,181	15,010
	2%	(11,088)	(4,192)	2,704	9,601	16,497
	3%	(9,871)	(2,907)	4,057	11,021	17,985
	5%	(7,437)	(338)	6,761	13,860	20,960
Our net reserves for losses and loss expenses of $764.2 million as of September 30, 2009 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At September 30, 2009, our reinsurance receivables were $577.8 million, net of an allowance for uncollectible reinsurance receivables of $13.2 million. See Note 4 to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectibility of our reinsurance receivables.

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
For bonds, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether:
(1)	the issuer is in financial distress;

(2)	the investment is secured;

(3)	a significant credit rating action occurred;

(4)	scheduled interest payments were delayed or missed;

(5)	changes in laws or regulations have affected an issuer or industry;

(6)	the investment has an unrealized loss and was identified by our Investment Manager as an investment to be sold before recovery or maturity; and

(7)	the investment failed cash flow projection testing to determine if anticipated principal and interest payments will be realized.
For equity securities, management carefully reviews securities with unrealized losses that have either:
(1)	persisted for more than twelve consecutive months or

(2)	the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired.
Under prior guidance, if the fair value of an investment fell below its cost and the decline was determined to be other than temporary, the amount of the decline was included in earnings as a realized loss in the period in which the impairment arose. Effective April 1, 2009, we adopted new guidance that amends the existing impairment model for debt securities only. This new guidance does not amend existing recognition and measurement guidance related to the other than temporary impairment of equity securities. Under this new pronouncement, for securities in an unrealized loss position, we are required to assess whether we have the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, we must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For securities in an unrealized loss position not meeting these conditions, we assess whether the impairment of a security is other-than-temporary. If the impairment is deemed to be other-than-temporary, we must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.
For an analysis of our securities with gross unrealized losses as of September 30, 2009 and December 31, 2008, and for other than temporary losses that we recorded for the quarters and nine months ended September 30, 2009 and 2008, please see Note 2 to the consolidated financial statements in Item 1 of Part I of this report.
Fair Value Measurements
We categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 3 for further information about the fair value hierarchy and our assets that are accounted for at fair value.

UNITED AMERICA INDEMNITY, LTD.
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
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of September 30, 2009. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.
On an interim basis, we book our tax provision using the expected full year effective tax rate. Forecasts which compute taxable income and taxes expected to be incurred in the jurisdictions where we do business are prepared several times per year. The effective tax rate is computed by dividing forecasted income tax expense not including net realized investment gains (losses) by forecasted pre-tax income not including net realized investment gains (losses). Changes in pre-tax and taxable income in the jurisdictions where we do business can change the effective tax rate. To compute our income tax expense on an interim basis, we apply our expected full year effective tax rate against our pre-tax income excluding net realized investment gains (losses) and then add actual tax on net realized investment gains (losses) to that result.
During the nine months ended 2009, we recognized $8.6 million of investment income related to the liquidation of investments in two limited partnerships. The first quarter tax provision includes federal income tax expense of $3.0 million related to this investment income.
We apply a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 5 to the consolidated financial statements in Item 1 of Part I of this report for a discussion of our tax uncertainties.

UNITED AMERICA INDEMNITY, LTD.
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
For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2008 Annual Report on Form 10-K.
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2009		2008	2009		2008

Insurance Operations premiums written:
Gross premiums written	$67,368		$92,458	$207,675		$280,605
Ceded premiums written	12,858		13,319	38,905		36,627

Net premiums written	$54,510		$79,139	$168,770		$243,978

Reinsurance Operations premiums written:
Gross premiums written	$8,438		$6,572	$58,799		$21,805
Ceded premiums written	16		6,005	546		18,904

Net premiums written	$8,422		$567	$58,253		$2,901

Revenues: (1)
Insurance Operations	$58,971		$87,800	$194,137		$295,923
Reinsurance Operations	13,922		1,711	32,028		7,318

Total revenues	$72,893		$89,511	$226,165		$303,241

Expenses: (2)
Insurance Operations	$57,320	(3)	$106,784 (3)	$195,991	(4)	$331,034 (4)
Reinsurance Operations (5)	9,131		2,514	23,033		14,865

Total expenses	$66,451		$109,298	$219,024		$345,899

Income (loss) from segments:
Insurance Operations	$1,651		$(18,984)	$(1,854)		$(35,111)
Reinsurance Operations	4,791		(803)	8,995		(7,547)

Total income (loss) from segments	$6,442		$(19,787)	$7,141		$(42,658)

Insurance combined ratio analysis: (6)
Insurance Operations
Loss ratio	56.4		84.8	59.5		76.4
Expense ratio	40.7		36.9	41.4		35.4

Combined ratio	97.1		121.7	100.9		111.8

Reinsurance Operations
Loss ratio	40.2		102.4	47.1		140.1
Expense ratio	25.4		44.6	24.8		63.0

Combined ratio	65.6		147.0	71.9		203.1

Consolidated
Loss ratio	53.4		85.1	57.8		78.0
Expense ratio	37.8		37.1	39.1		36.1

Combined ratio	91.2		122.2	96.9		114.1

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $317 and $443 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended September 30, 2009 and 2008, respectively.

(4)	Includes excise tax of $1,038 and $1,484 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the nine months ended September 30, 2009 and 2008, respectively.

(5)	Includes all Wind River Reinsurance expenses other than excise tax related to cessions from our U.S. Insurance Companies to Wind River Reinsurance.

(6)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.
Quarter Ended September 30, 2009 Compared with the Quarter Ended September 30, 2008
Insurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

	Quarter Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%
Gross premiums written:
Penn-America	$31,687	$44,321	$(12,634)	-28.5%
United National	14,446	20,927	(6,481)	-31.0%
Diamond State	21,235	27,210	(5,975)	-22.0%

Total	$67,368	$92,458	$(25,090)	-27.1%

Net premiums written:
Penn-America	$25,016	$40,988	$(15,972)	-39.0%
United National	11,433	17,076	(5,643)	-33.0%
Diamond State	18,061	21,075	(3,014)	-14.3%

Total	$54,510	$79,139	$(24,629)	-31.1%

Net premiums earned:
Penn-America	$29,235	$46,340	$(17,105)	-36.9%
United National	12,756	22,668	(9,912)	-43.7%
Diamond State	16,980	18,792	(1,812)	-9.6%

Total	58,971	87,800	$(28,829)	-32.8%

Losses and expenses:
Net losses and loss adjustment expenses	33,292	74,383	(41,091)	-55.2%
Acquisition costs and other underwriting expenses (1)	24,028	32,401	(8,373)	-25.8%

Income (loss) from underwriting	$1,651	$(18,984)	$20,635	NA

Underwriting Ratios:
Loss ratio:
Current accident year	59.2	80.0	(20.8)
Prior accident year	(2.8)	4.8	(7.6)

Calendar year	56.4	84.8	(28.4)
Expense ratio	40.7	36.9	3.8

Combined ratio	97.1	121.7	(24.6)

(1)	Includes excise tax of $317 and $443 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended September 30, 2009 and 2008, respectively.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $67.4 million for the quarter ended September 30, 2009, compared with $92.5 million for the quarter ended September 30, 2008, a decrease of $25.1 million or 27.1%.
•	Penn-America gross premiums written were $31.7 million for the quarter ended September 30, 2009, compared with $44.3 million for the quarter ended September 30, 2008, a decrease of $12.6 million, or 28.5%. The decrease was primarily due to a reduction of $3.2 million due to terminations of business that did not meet our profitability requirements and a reduction of $9.4 million from other market factors.

UNITED AMERICA INDEMNITY, LTD.
•	United National gross premiums written were $14.4 million for the quarter ended September 30, 2009, compared with $20.9 million for the quarter ended September 30, 2008, a decrease of $6.5 million, or 31.0%. The decrease was primarily due to a reduction of $4.0 million due to terminations of business that did not meet our profitability requirements and a reduction of $2.5 million from other market factors.
•	Diamond State gross premiums written were $21.2 million for the quarter ended September 30, 2009, compared with $27.2 million for the quarter ended September 30, 2008, a decrease of $6.0 million, or 22.0%. The decrease was primarily due to a reduction of $0.7 million due to terminations of business that did not meet our profitability requirements and a reduction of $5.3 million from other market factors.
Net premiums written, which equal gross premiums written less ceded premiums written, were $54.5 million for the quarter ended September 30, 2009, compared with $79.1 million for the quarter ended September 30, 2008, a decrease of $24.6 million or 31.1%. The decrease was primarily due to the reduction of gross premiums written noted above as well as to changes to our reinsurance structure.
The ratio of net premiums written to gross premiums written was 80.9% for the quarter ended September 30, 2009 and 85.6% for the quarter ended September 30, 2008, a decline of 4.7 points, which was primarily due to $3.2 million of ceded premiums written to a new quota share treaty that we executed on Penn-America’s property lines of business effective January 1, 2009 and changes in our mix of business.
Net premiums earned were $59.0 million for the quarter ended September 30, 2009, compared with $87.8 million for the quarter ended September 30, 2008, a decrease of $28.8 million or 32.8%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the quarters ended September 30, 2009 and 2008 were $24.5 million and $32.4 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2009 and 2008 were $34.5 million and $55.4 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 56.4% for the quarter ended September 30, 2009 compared with 84.8% for the quarter ended September 30, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is 7.6 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $1.6 million in the quarter ended September 30, 2009 and an increase of net losses and loss adjustment expenses for prior accident years of $4.2 million in the quarter ended September 30, 2008:
•	In 2009, we reduced our prior accident year loss reserves by $2.0 million and increased our allowance for uncollectible reinsurance by $0.4 million, which reduced our loss ratio by 2.8 points. The loss reserves reduction of $2.0 million primarily consisted of a $2.7 million reduction in our general liability lines, a $0.2 million reduction in our property lines, and a $0.4 million reduction in our umbrella lines, offset by a $1.3 million increase in our professional lines. The reduction in the general liability lines consisted of net reductions of $5.1 million related to accident years 2005 and prior, offset by increases of $2.4 million related to accident years 2006 through 2008. The reduction in the property lines consisted of net reductions primarily related to accident years 2007 and prior. The reduction in the umbrella lines related to accident years 2003 and 2001. The increase in the professional lines primarily consisted of increases of $1.6 million related to accident years 2004 through 2008, offset by net reductions of $0.3 million related to accident years 2003 and prior.
•	In 2008, we reduced our prior accident year loss reserves by $1.5 million and increased our allowance for uncollectible reinsurance by $5.7 million, which increased our loss ratio by 4.8 points. The loss reserves reduction of $1.5 million consisted of reductions of $3.5 million in our general liability lines and $0.2 million in our property lines, offset by an increase of $2.2 million in our professional lines. The reduction in the general liability lines consisted of reductions of $8.6 million primarily related to accident years 2005 and prior, offset by increases of $5.1 million related to accident years 2006 and 2007. The reduction in the property lines and increase to the professional liability lines are primarily related to accident years 2006 and 2007.

UNITED AMERICA INDEMNITY, LTD.
The current accident year loss ratio decreased 20.8 points in the quarter ended September 30, 2009. The property and casualty loss ratios both decreased:
•	The current accident year property loss ratio decreased 48.2 points from 97.5% in the quarter ended September 30, 2008 to 49.3% in the quarter ended September 30, 2009, which consists of a 4.5 point decrease in the non-catastrophe loss ratio from 49.5% in the quarter ended September 30, 2008 to 45.0% in the quarter ended September 30, 2009 and a 43.7 point decrease in the catastrophe loss ratio from 48.0% in the quarter ended September 30, 2008 to 4.3% in the quarter ended September 30, 2009. The decrease in the non-catastrophe loss ratio is primarily due to lower severity from non-catastrophe weather related losses and fire losses. Catastrophe losses were $1.0 million and $15.5 million for the quarters ended September 30, 2009 and 2008, respectively. Property net premiums earned for the quarters ended September 30, 2009 and 2008 were $24.5 million and $32.4 million, respectively.

•	The current accident year casualty loss ratio decreased 3.4 points from 69.7% in the quarter ended September 30, 2008 to 66.3% in the quarter ended September 30, 2009 primarily due to changes in our mix of business. Casualty net premiums earned for the quarters ended September 30, 2009 and 2008 were $34.5 million and $55.4 million, respectively.
Net losses and loss adjustment expenses were $33.3 million for the quarter ended September 30, 2009, compared with $74.4 million for the quarter ended September 30, 2008, a decrease of $41.1 million or 55.2%. Excluding the $1.6 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2009 and the $4.2 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2008, the current accident year net losses and loss adjustment expenses were $34.9 million and $70.2 million for the quarters ended September 30, 2009 and 2008, respectively. This decrease is primarily attributable to a decrease in net premiums earned.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $24.0 million for the quarter ended September 30, 2009, compared with $32.4 million for the quarter ended September 30, 2008, a decrease of $8.4 million or 25.8%. The decrease is due to a $7.5 million decrease in acquisition costs and a $0.8 million decrease in other underwriting expenses:
•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.
•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses and other expenses, offset by an increase in infrastructure costs related to new product development, information technology upgrades, and additional office locations.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 40.7% for the quarter ended September 30, 2009, compared with 36.9% for the quarter ended September 30, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above and the incurrence of infrastructure costs noted above.
The combined ratio for our Insurance Operations was 97.1% for the quarter ended September 30, 2009, compared with 121.7% for the quarter ended September 30, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $1.6 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2009 and the $4.2 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2008, the combined ratio decreased from 116.9% for the quarter ended September 30, 2008 to 99.9% for the quarter ended September 30, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

UNITED AMERICA INDEMNITY, LTD.
Income (Loss) from underwriting
The factors described above resulted in income from underwriting for our Insurance Operations of $1.7 million for the quarter ended September 30, 2009 compared to a loss from underwriting of $19.0 million for the quarter ended September 30, 2008.
Reinsurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

	Quarter Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written	$8,438	$6,572	$1,866	28.4%

Net premiums written	$8,422	$567	$7,855	1,385.4%

Net premiums earned	$13,922	$1,711	$12,211	713.7%

Losses and expenses:
Net losses and loss adjustment expenses	5,595	1,751	3,844	219.5%
Acquisition costs and other underwriting expenses	3,536	763	2,773	363.4%

Income (loss) from underwriting	$4,791	$(803)	$5,594	NA

Underwriting Ratios:
Loss ratio:
Current accident year	40.2	100.4	(60.2)
Prior accident year	—	2.0	(2.0)

Calendar year loss ratio	40.2	102.4	(62.2)
Expense ratio	25.4	44.6	(19.2)

Combined ratio	65.6	147.0	(81.4)

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $8.4 million for the quarter ended September 30, 2009, compared with $6.6 million for the quarter ended September 30, 2008, an increase of $1.8 million or 28.4%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009. One of the treaties we entered into during the first quarter was a catastrophe book of business.
Net premiums written, which equal gross premiums written less ceded premiums written, were $8.4 million for the quarter ended September 30, 2009, compared with $0.6 million for the quarter ended September 30, 2008, an increase of $7.8 million. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 99.8% for the quarter ended September 30, 2009 and 8.6% for the quarter ended September 30, 2008, an increase of 91.2 points, which was primarily due to changes in our mix of business. In 2008, one of our largest treaties was 95% retroceded.
Net premiums earned were $13.9 million for the quarter ended September 30, 2009, compared with $1.7 million for the quarter ended September 30, 2008, an increase of $12.2 million or 713.7%. The increase was primarily due to the increase of gross premiums written noted above. Property net premiums earned for the quarters ended September 30, 2009 and 2008 were $7.9 million and $0.07 million, respectively. Casualty net premiums earned for the quarters ended September 30, 2009 and 2008 were $6.0 million and $1.6 million, respectively.

UNITED AMERICA INDEMNITY, LTD.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 40.2% for the quarter ended September 30, 2009 compared with 102.4% for the quarter ended September 30, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is a reduction of 2.0 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in the quarter ended September 30, 2008:
•	In 2008, we increased our prior accident year loss reserves by $0.03 million, which increased our loss ratio by 2.0 points. This increase primarily consisted of increases of $0.08 million in our property lines related to accident year 2007, offset by reductions of $0.05 million in our professional lines related to accident year 2007.
•	There were no significant changes to prior accident year loss reserves in 2009.
The current accident year loss ratio decreased 60.2 points from 100.4% in 2008 to 40.2% in 2009 primarily due to a change in the mix of business due to signing several new treaties that became effective in 2009. In 2008, our book was primarily comprised of casualty business that included a treaty that was not performing profitably and that has since been terminated. In 2009, our book is comprised of approximately 50% casualty and 50% property business, based on net premiums earned. The property book of business includes a catastrophe book of business that has performed very well during 2009.
Net losses and loss adjustment expenses were $5.6 million for the quarter ended September 30, 2009, compared with $1.75 million for the quarter ended September 30, 2008, an increase of $3.85 million or 219.5%. Excluding the $0.03 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended September 30, 2008, the current accident year net losses and loss adjustment expenses increased from $1.72 million for the quarter ended September 30, 2008 to $5.6 million for the quarter ended September 30, 2009. This increase is primarily attributable to an increase in net premiums earned, which increased from $1.7 million in 2008 to $13.9 million in 2009, offset partially by improved performance on our book of business in 2009 compared with 2008.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $3.5 million for the quarter ended September 30, 2009, compared with $0.8 million for the quarter ended September 30, 2008, an increase of $2.7 million or 363.4%. The increase is due to a $2.8 million increase in acquisition costs offset by a $0.1 million decrease in other underwriting expenses.
•	The increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.
•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses, offset by an increase in property and office costs and professional services expenses.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 25.4% for the quarter ended September 30, 2009, compared with 44.6% for the quarter ended September 30, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned noted above.
The combined ratio for our Reinsurance Operations was 65.6% for the quarter ended September 30, 2009, compared with 147.0% for the quarter ended September 30, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $0.03 million increase of prior accident year loss reserves in the quarter ended September 30, 2008, the combined ratio decreased from 145.0% for the quarter ended September 30, 2008 to 65.6% for the quarter ended September 30, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

UNITED AMERICA INDEMNITY, LTD.
Income (Loss) from underwriting
The factors described above resulted in income from underwriting for our Reinsurance Operations of $4.8 million for the quarter ended September 30, 2009, compared with loss from underwriting of $0.8 million for the quarter ended September 30, 2008.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarter Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Net investment income	$15,267	$16,627	$(1,360)	-8.2%
Net realized investment gains (losses)	6,613	(20,510)	27,123	NA
Corporate and other operating expenses	(4,676)	(3,189)	(1,487)	46.6%
Interest expense	(1,776)	(1,963)	187	-9.5%
Income tax benefit	2,673	10,312	(7,639)	-74.1%
Equity in net income (loss) of partnership, net of tax	2,809	(1,088)	3,897	NA
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $15.3 million for the quarter ended September 30, 2009, compared with $16.6 million for the quarter ended September 30, 2008, a decrease of $1.3 million or 8.2%.
•	Gross investment income, excluding realized gains and losses, was $16.4 million for the quarter ended September 30, 2009, compared with $17.9 million for the quarter ended September 30, 2008, a decrease of $1.5 million or 8.4%. The decrease was primarily due to reductions in yields on both short-term investments and the common stock portfolio. This decrease was partially offset by investing approximately $100.0 million of cash in higher yielding bonds during the quarter.
•	Investment expenses were $1.1 million for the quarter ended September 30, 2009, compared with $1.2 million for the quarter ended September 30, 2008, a decrease of $0.1 million or 10.8%.
The average duration of our bonds was 2.8 years as of September 30, 2009, compared with 3.9 years as of September 30, 2008. Including cash and short-term investments, the average duration of our investments as of September 30, 2009 and 2008 was 2.4 years and 3.1 years, respectively. At September 30, 2009, our embedded book yield on our bonds, not including cash, was 4.72% compared with 4.98% at September 30, 2008. The embedded book yield on the $212.0 million of municipal bonds in our portfolio was 3.97% at September 30, 2009.
Net Realized Investment Gains (Losses)
Net realized investment gains were $6.6 million for the quarter ended September 30, 2009, compared with net realized investment losses of $20.5 million for the quarter ended September 30, 2008. The net realized investment gains for the quarter ended September 30, 2009 consist primarily of net gains of $4.7 million relative to our bond and equity portfolios and net gains of $4.0 million relative to market value changes in our convertible portfolio, offset by other than temporary impairments of $2.1 million relative to our bond portfolio. The net realized investment losses for the quarter ended September 30, 2008 consist primarily of net losses of $1.6 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $6.1 million relative to our equity and bond portfolios, net losses of $5.9 million from the sale of Fannie Mae and Freddie Mac preferred stock, and net losses of $6.8 million from the sale of Lehman Brothers corporate bonds.

UNITED AMERICA INDEMNITY, LTD.
See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended September 30, 2009 and 2008.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $4.7 million for the quarter ended September 30, 2009, compared with $3.2 million for the quarter ended September 30, 2008, an increase of $1.5 million or 46.6%. The increase was primarily due to the incurrence of infrastructure costs related to information technology upgrades, additional office locations, and redomestication, offset by reductions in compensation and related benefits costs, property and office costs, and other expenses.
Interest Expense
Interest expense was $1.8 million and $2.0 million for the quarter ended September 30, 2009 and 2008, respectively, a decrease of $0.2 million or 9.5% The reduction is primarily due to retiring $15.5 million of trust preferred debt in May 2008. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of our 2008 Annual Report on Form 10-K for details on our debt.
Income Tax Benefit
Income tax benefit was $2.7 million and $10.3 million for the quarters ended September 30, 2009 and 2008, respectively, a decrease of $7.6 million or 74.1%. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Our alternative minimum tax (“AMT”) credit carryforward as of September 30, 2009 and December 31, 2008 was $4.1 million and $0.8 million, respectively. In 2008, there were $29.0 million of other than temporary impairment losses on invested assets held by our U.S. Subsidiaries. Of that amount, $17.3 million were realized in 2009, net of capital gains of $0.6 million. There was also a net operating loss as of September 30, 2009 of $11.7 million. As a result, the AMT credit carryforward increased by $3.3 million.
Equity in Net Income (Loss) of Partnerships
Equity in net income of partnerships, net of tax was $2.8 million for the quarter ended September 30, 2009, compared with equity in net loss of partnerships of $1.1 million for the quarter ended September 30, 2008. The change from a loss in 2008 to income in 2009 was due to the performances of limited partnership investments which invest mainly in high yield bonds and bank loans.
Net Income (Loss)
The factors described above resulted in net income of $27.3 million for the quarter ended September 30, 2009, compared to net loss of $19.6 million for the quarter ended September 30, 2008, an increase of $46.9 million.

UNITED AMERICA INDEMNITY, LTD.
Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008
Insurance Operations
The components of loss from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%
Gross premiums written:
Penn-America	$98,282	$137,669	$(39,387)	-28.6%
United National	46,373	71,166	(24,793)	-34.8%
Diamond State	63,020	71,770	(8,750)	-12.2%

Total	$207,675	$280,605	$(72,930)	-26.0%

Net premiums written:
Penn-America	$79,673	$125,902	$(46,229)	-36.7%
United National	37,072	60,147	(23,075)	-38.4%
Diamond State	52,025	57,929	(5,904)	-10.2%

Total	$168,770	$243,978	$(75,208)	-30.8%

Net premiums earned:
Penn-America	$98,936	$159,357	$(60,421)	-37.9%
United National	44,300	72,826	(28,526)	-39.2%
Diamond State	50,901	63,740	(12,839)	-20.1%

Total	194,137	295,923	(101,786)	-34.4%

Losses and expenses:
Net losses and loss adjustment expenses	115,583	226,175	(110,592)	-48.9%
Acquisition costs and other underwriting expenses (1)	80,408	104,859	(24,451)	-23.3%

Income (loss) from underwriting	$(1,854)	$(35,111)	$33,257	-94.7%

Underwriting Ratios:
Loss ratio:
Current accident year	61.9	70.1	(8.2)
Prior accident year	(2.4)	6.3	(8.7)

Calendar year	59.5	76.4	(16.9)
Expense ratio	41.4	35.4	6.0

Combined ratio	100.9	111.8	(10.9)

(1)	Includes excise tax of $1,038 and $1,484 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the nine months ended September 30, 2009 and 2008, respectively.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $207.7 million for the nine months ended September 30, 2009, compared with $280.6 million for the nine months ended September 30, 2008, a decrease of $72.9 million or 26.0%.
•	Penn-America gross premiums written were $98.3 million for the nine months ended September 30, 2009, compared with $137.7 million for the nine months ended September 30, 2008, a decrease of $39.4 million, or 28.6%. The decrease was primarily due to a reduction of $8.7 million due to terminations of business that did not meet our profitability requirements and a reduction of $30.7 million from other market factors.
•	United National gross premiums written were $46.4 million for the nine months ended September 30, 2009, compared with $71.2 million for the nine months ended September 30, 2008, a decrease of $24.8 million, or 34.8%. The decrease was primarily due to a reduction of $18.5 million due to terminations of business that did not meet our profitability requirements and a reduction of $6.3 million from other market factors.
•	Diamond State gross premiums written were $63.0 million for the nine months ended September 30, 2009, compared with $71.8 million for the nine months ended September 30, 2008, a decrease of $8.8 million, or 12.2%. The decrease was primarily due to a reduction of $4.5 million due to terminations of business that did not meet our profitability requirements and a reduction of $4.3 million from other market factors.

UNITED AMERICA INDEMNITY, LTD.
Net premiums written, which equal gross premiums written less ceded premiums written, were $168.8 million for the nine months ended September 30, 2009, compared with $244.0 million for the nine months ended September 30, 2008, a decrease of $75.2 million or 30.8%. The decrease was primarily due to the reduction of gross premiums written noted above as well as to changes to our reinsurance structure.
The ratio of net premiums written to gross premiums written was 81.3% for the nine months ended September 30, 2009 and 86.9% for the nine months ended September 30, 2008, a decline of 5.6 points, which was primarily due to $8.9 million of ceded premiums written to a new quota share treaty that we executed on Penn-America’s property lines of business effective January 1, 2009 and changes in our mix of business.
Net premiums earned were $194.1 million for the nine months ended September 30, 2009, compared with $295.9 million for the nine months ended September 30, 2008, a decrease of $101.8 million or 34.4%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the nine months ended September 30, 2009 and 2008 were $79.8 million and $107.8 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2009 and 2008 were $114.3 million and $188.1 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 59.5% for the nine months ended September 30, 2009 compared with 76.4% for the nine months ended September 30, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is 8.7 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $4.6 million in the nine months ended September 30, 2009 and an increase of net losses and loss adjustment expenses for prior accident years of $18.8 million in the nine months ended September 30, 2008:
•	In 2009, we reduced our prior accident year loss reserves by $4.2 million and reduced our allowance for uncollectible reinsurance by $0.4 million, which reduced our loss ratio by 2.4 points. The reduction of our prior accident year loss reserves primarily consisted of a $5.2 million reduction in our general liability lines, a $2.4 million reduction in our property lines, and a $0.4 million reduction in our umbrella lines, offset by a $3.8 million increase in our professional lines. The reduction in the general liability lines primarily consisted of net reductions of $9.7 million related to accident years 2006 and prior, offset by increase of $4.5 million to accident years 2007 and 2008. The reduction in the property lines primarily consisted of reductions related to accident year 2007 and 2008. The reduction in the umbrella lines primarily related to accident years 2003 and 2001. The increase to the professional lines primarily related to increases of $6.1 million related to accident years 2007 and 2008, offset by net reductions of $2.3 million primarily to accident years 2005 and prior.
•	In 2008, we increased our prior accident year loss reserves by $13.4 million and increased our allowance for uncollectible reinsurance by $5.3 million, which increased our loss ratio by 6.3 points. The increase of our prior accident year loss reserves of $13.4 million primarily consisted of increases of approximately $14.0 million and $4.8 million in our general liability lines and professional lines, respectively, offset by reductions of $4.5 million and $0.9 million in our property lines and umbrella lines, respectively. The increase to the general liability lines primarily related to accident years 2006, 2007, and 2001 and prior. The increase to the professional liability lines primarily related to increases of $7.2 million related to accident years 2006 and 2007, offset by reductions of $2.3 million related to accident years 2005 and prior. The reduction in the property lines primarily related to accident years 2006 and 2007. The reduction in the umbrella lines primarily related to accident years 2004 and prior.

UNITED AMERICA INDEMNITY, LTD.
The current accident year loss ratio decreased 8.2 points in the nine months ended September 30, 2009 primarily due to a decrease in both the property and casualty loss ratios:
•	The current accident year property loss ratio decreased 18.9 points from 73.7% in the nine months ended September 30, 2008 to 54.8% in the nine months ended September 30, 2009, which consists of a 14.2 point decrease in the catastrophe loss ratio from 18.7% in the nine months ended September 30, 2008 to 4.5% in the nine months ended September 30, 2009 and a 4.7 point decrease in the non-catastrophe loss ratio from 55.0% in the nine months ended September 30, 2008 to 50.3% in the nine months ended September 30, 2009. Catastrophe losses were $3.6 million and $20.1 million in the nine months ended September 30, 2009 and 2008, respectively. The decrease in the non-catastrophe loss ratio is primarily due to lower severity from non-catastrophe weather related losses and large fire losses. Property net premiums earned for the nine months ended September 30, 2009 and 2008 were $79.8 million and $107.8 million, respectively.
•	The current accident year casualty loss ratio decreased 1.1 points from 68.0% in the nine months ended September 30, 2008 to 66.9% in the nine months ended September 30, 2009 primarily due to changes in our mix of business. Casualty net premiums earned for the nine months ended September 30, 2009 and 2008 were $114.3 million and $188.1 million, respectively.
Net losses and loss adjustment expenses were $115.6 million for the nine months ended September 30, 2009, compared with $226.2 million for the nine months ended September 30, 2008, a decrease of $110.6 million or 48.9%. Excluding the $4.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2009 and the $18.8 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2008, the current accident year net losses and loss adjustment expenses were $120.2 million and $207.4 million for the nine months ended September 30, 2009 and 2008, respectively. This decrease is primarily attributable to a decrease in net premiums earned.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $80.4 million for the nine months ended September 30, 2009, compared with $104.9 million for the nine months ended September 30, 2008, a decrease of $24.5 million or 23.3%. The decrease is due to a $26.1 million decrease in acquisition costs offset by a $1.7 million increase in other underwriting expenses.
•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.
•	The increase in other underwriting expenses is primarily due to and the incurrence of infrastructure costs related to new product development, information technology upgrades, and additional office locations, offset by reductions in professional services and other expenses.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 41.4% for the nine months ended September 30, 2009, compared with 35.4% for the nine months ended September 30, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above and the incurrence of infrastructure costs noted above.
The combined ratio for our Insurance Operations was 100.9% for the nine months ended September 30, 2009, compared with 111.8% for the nine months ended September 30, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $4.6 million reduction of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2009 and the $18.8 million increase of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2008, the combined ratio decreased from 105.5% for the nine months ended September 30, 2008 to 103.3% for the nine months ended September 30, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

UNITED AMERICA INDEMNITY, LTD.
Loss from underwriting
The factors described above resulted in loss from underwriting for our Insurance Operations of $1.8 million and $35.1 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease in the loss of $33.3 million or 94.7%.
Reinsurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Gross premiums written	$58,799	$21,805	$36,994	169.7%

Net premiums written	$58,253	$2,901	$55,352	1,908.0%

Net premiums earned	$32,028	$7,318	$24,710	337.7%

Losses and expenses:
Net losses and loss adjustment expenses	15,091	10,253	4,838	47.2%
Acquisition costs and other underwriting expenses	7,942	4,612	3,330	72.2%

Income (loss) from underwriting	$8,995	$(7,547)	$16,542	NA

Underwriting Ratios:
Loss ratio:
Current accident year	47.0	112.7	(65.7)
Prior accident year	0.1	27.4	(27.3)

Calendar year loss ratio	47.1	140.1	(93.0)
Expense ratio	24.8	63.0	(38.2)

Combined ratio	71.9	203.1	(131.2)

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $58.8 million for the nine months ended September 30, 2009, compared with $21.8 million for the nine months ended September 30, 2008, an increase of $37.0 million or 169.7%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009. One of the treaties we entered into during the first quarter was a catastrophe book of business.
Net premiums written, which equal gross premiums written less ceded premiums written, were $58.3 million for the nine months ended September 30, 2009, compared with $2.9 million for the nine months ended September 30, 2008, an increase of $55.4 million. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 99.1% for the nine months ended September 30, 2009 and 13.3% for the nine months ended September 30, 2008, an increase of 85.8 points, which was primarily due to changes in our mix of business. In 2008, one of the largest treaties was 95% retroceded.
Net premiums earned were $32.0 million for the nine months ended September 30, 2009, compared with $7.3 million for the nine months ended September 30, 2008, an increase of $24.7 million or 337.7%. The increase was primarily due to the increase of gross premiums written noted above. Property net premiums earned for the nine months ended September 30, 2009 and 2008 were $16.6 million and $0.4 million, respectively. Casualty net premiums earned for the nine months ended September 30, 2009 and 2008 were $15.4 million and $6.9 million, respectively.

UNITED AMERICA INDEMNITY, LTD.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 47.1% for the nine months ended September 30, 2009 compared with 140.1% for the nine months ended September 30, 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is a reduction of 27.3 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in the nine months ended September 30, 2009 and an increase of net losses and loss adjustment expenses for prior accident years of $2.0 million in the nine months ended September 30, 2008:
•	In 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases in our general liability lines. The increase to the general liability lines were related to accident years 2007 and 2008.
•	In 2008, we increased our prior accident year loss reserves by $2.0 million, which primarily consisted of increases of $2.7 million in our professional lines related to accident year 2007, offset by reductions of $0.1 million in our property lines related to accident year 2007, and $0.6 million in our general liability lines primarily related to accident year 2005.
In 2009, the current accident year loss ratio decreased 65.7 points from 112.7% in 2008 to 47.0% in 2009 primarily due to a change in the mix of business due to signing several new treaties that became effective in 2009. In 2008, our book was primarily comprised of casualty business that included a treaty that was not performing profitably and that has since been terminated. In 2009, our book is primarily comprised of approximately 50% casualty and 50% property business, based on net earned premiums. The property book of business includes a catastrophe book of business that has performed very well during 2009.
Net losses and loss adjustment expenses were $15.1 million for the nine months ended September 30, 2009, compared with $10.3 million for the nine months ended September 30, 2008, an increase of $4.8 million or 47.2%. Excluding the $0.03 million and $2.0 million increases of net losses and loss adjustment expenses for prior accident years in the nine months ended September 30, 2009 and 2008, respectively, the current accident year net losses and loss adjustment expenses increased from $8.2 million for the nine months ended September 30, 2008 to $15.0 million for the nine months ended September 30, 2009. This increase is primarily attributable to an increase in net premiums earned, which increased from $7.3 million in 2008 to $32.0 million in 2009, offset partially by improved performance on our book in 2009 compared with 2008.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $7.9 million for the nine months ended September 30, 2009, compared with $4.6 million for the nine months ended September 30, 2008, an increase of $3.3 million or 72.2%. The increase is primarily due to a $3.5 million increase in acquisition costs, which was due to an increase in commissions resulting from an increase in net premiums earned. There was not a significant change in other underwriting expenses for the nine months ended September 30, 2009 compared to the prior year.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 24.8% for the nine months ended September 30, 2009, compared with 63.0% for the nine months ended September 30, 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned and acquisition costs and other underwriting expenses noted above.

UNITED AMERICA INDEMNITY, LTD.
The combined ratio for our Reinsurance Operations was 71.9% for the nine months ended September 30, 2009, compared with 203.1% for the nine months ended September 30, 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impacts of a $0.03 million and a $2.0 million increase of prior accident year loss reserves in the nine months ended September 30, 2009 and 2008, respectively, the combined ratio decreased from 175.7% for the nine months ended September 30, 2008 to 71.8% for the nine months ended September 30, 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Income (Loss) from underwriting
The factors described above resulted in income from underwriting for our Reinsurance Operations of $9.0 million for the nine months ended September 30, 2009, compared with a loss from underwriting of $7.5 million for the nine months ended September 30, 2008.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Nine Months Ended September 30,		Increase / (Decrease)
(Dollars in thousands)	2009	2008	$	%

Net investment income	$54,049	$51,485	$2,564	5.0%
Net realized investment gains (losses)	3,415	(24,060)	27,475	NA
Corporate and other operating expenses	(12,314)	(9,403)	(2,911)	31.0%
Interest expense	(5,462)	(6,690)	1,228	18.4%
Income tax (expense) benefit	(808)	11,754	(12,562)	NA
Equity in net income (loss) of partnership, net of tax	4,742	(1,557)	6,299	NA
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $54.0 million for the nine months ended September 30, 2009, compared with $51.5 million for the nine months ended September 30, 2008, an increase of $2.5 million or 5.0%.
•	Gross investment income, excluding realized gains and losses, was $57.5 million for the nine months ended September 30, 2009, compared with $55.5 million for the nine months ended September 30, 2008, an increase of $2.0 million or 3.5%. The increase was primarily due to gross investment income from our investments in limited partnerships of $8.6 million offset by reductions due to decreases in interest rates. Our limited partnership investments generated gross investment income of $8.6 million for the nine months ended September 30, 2009 due to liquidations of some of those investments. There was no investment income generated by our limited partnership investments for the nine months ended September 30, 2008. Excluding distributions from our limited partnership investments, gross investment income for the nine months ended September 30, 2009 decreased 12.1% compared to the nine months ended September 30, 2008. This decrease is due to reductions in interest rates.
•	Investment expenses were $3.4 million for the nine months ended September 30, 2009, compared with $4.0 million for the nine months ended September 30, 2008, a decrease of $0.6 million or 15.0%. The decrease was primarily due to the decrease in trust fees and a change in fee structure resulting from change in investment managers.
Please see the discussion of Net Investment Income in the quarter to quarter comparison above for a discussion of our average duration and embedded book yield.

UNITED AMERICA INDEMNITY, LTD.
Net Realized Investment Gains (Losses)
Net realized investment gains were $3.4 million for the nine months ended September 30, 2009 compared to net realized investment losses of $24.1 million for the nine months ended September 30, 2008. The net realized investment gains for the nine months ended September 30, 2009 consist primarily of net gains of $7.1 million relative to market value changes in our convertible portfolio and net gains of $1.9 million relative to our bond and equity portfolio, offset by other than temporary impairment losses of $5.6 million. The net realized investment losses for the nine months ended September 30, 2008 consist primarily of net losses of $3.5 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $7.9 million, net losses of $5.9 million from the sale of Fannie Mae and Freddie Mac preferred stock, and net losses of $6.8 million from the sale of Lehman Brothers corporate bonds.
See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the nine months ended September 30, 2009 and 2008.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $12.3 million and $9.4 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $2.9 million or 31.0%. The increase was primarily due to and the incurrence of infrastructure costs related to information technology upgrades, additional office locations, and redomestication, offset by reductions in total compensation expenses and property and office costs.
Interest Expense
Interest expense was $5.5 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $1.2 million or 18.4%. The reduction is primarily due to retiring $15.5 million of trust preferred debt in May 2008. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of our 2008 Annual Report on Form 10-K for details on our debt.
Income Tax Expense (Benefit)
Income tax expense was $0.8 million for the nine months ended September 30, 2009, compared to a benefit of $11.8 million for the nine months ended September 30, 2008. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Please see the discussion of Income Tax Benefit in the quarter to quarter comparison above for a discussion of our alternative minimum tax.
Equity in Net Income (Loss) of Partnerships
Equity in net income of partnerships, net of tax was $4.7 million for the nine months ended September 30, 2009, compared with equity in net loss of partnerships of $1.6 million for the nine months ended September 30, 2008. The change from a loss in 2008 to income in 2009 was primarily due to the performances of limited partnership investments which invest mainly in high yield bonds and bank loans.
Net Income (Loss)
The factors described above resulted in net income of $50.8 million for the nine months ended September 30, 2009, compared to net loss of $21.1 million for the nine months ended September 30, 2008, respectively.

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
In May 2009, we received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of our Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced on March 4, 2009. We intend to use the net proceeds of $91.8 million to support our strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the Rights Offering.
At September 30, 2009, United America Indemnity owed $48.7 million in principal to Wind River Reinsurance, $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l. (“UAI Luxembourg Investment”), and $3.5 million in related accrued interest.
The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2009, the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $31.3 million and $18.9 million, respectively. The Penn-America Insurance Companies limitation includes $6.2 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2008 ownership percentages. The United National Insurance Companies and the Penn-America Insurance Companies did not declare or pay any dividends during the quarter or nine months ended September 30, 2009.
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
Net cash used for operating activities was $19.5 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $13.0 million for the nine months ended September 30, 2008. The decrease in operating cash flows of approximately $32.5 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
	2009		2008	Change

Net premiums collected	$203,767		$255,011	$(51,244)
Net losses paid	(195,055	)(1)	(173,996)	(21,059)
Acquisition costs and other underwriting expenses	(98,904)		(113,859)	14,955
Net investment income	59,337		58,349	988
Net federal income taxes recovered (paid)	18,188		(6,330)	24,518
Interest paid	(6,828)		(8,467)	1,639
Other	(36)		2,254	(2,290)

Net cash provided by (used for) operating activities	$(19,531)		$12,962	$(32,493)

(1)	Includes losses resulting from Hurricane Ike, which made landfall in August 2008.
See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
Other than the items noted below, there have been no significant changes to our liquidity during the quarter or nine months ended September 30, 2009. Please see Item 7 of Part II in our 2008 Annual Report on Form 10-K for information regarding our liquidity.
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

UNITED AMERICA INDEMNITY, LTD.
Capital Resources
Other than the previously discussed Rights Offering, there have been no significant changes to our capital resources during the quarter or nine months ended September 30, 2009. Please see Item 7 of Part II in our 2008 Annual Report on Form 10-K for information regarding our capital resources.
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

UNITED AMERICA INDEMNITY, LTD.
An overall investment portfolio strategy of maintaining high liquidity, high quality, and a defensive interest rate posture remained consistent through the third quarter. After rising in the second quarter, U.S. Treasury yields were relatively stable during the third quarter. The majority of fixed income market activity during the quarter was in the risk sectors as spreads continued to compress in response to strong buying interest. New investments were focused on short maturity government guaranteed and high quality corporate credits. In response to strong performance, portfolio allocations to municipal and CMBS securities were reduced during the quarter. These sectors are expected to face challenges going forward due to tight state budgets and declining commercial lease rates. With duration at approximately 2.5 years, the portfolio remains defensively positioned in expectation of rising interest rates as the economy recovers. Overall portfolio quality at the end of the third quarter remained high at AA.
There have been no other significant changes to our market risk since December 31, 2008. Please see Item 7A of Part II in our 2008 Annual Report on Form 10-K for information regarding our market risk.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of September 30, 2009, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
We have added, deleted, or modified certain of our internal controls over financial reporting during the quarter or nine months ended September 30, 2009; however, there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

UNITED AMERICA INDEMNITY, LTD.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On May 5, 2009, we completed the Rights Offering in which a total of 17,178,421 Class A common shares and 11,435,244 Class B common shares were issued. The issuance of the Class A common shares included 41,588 Class A common shares issued to an affiliate of Fox Paine & Company in a private placement pursuant to Section 4(2) of the Securities Act, as amended. The affiliate of Fox Paine & Company purchased the 41,588 Class A common shares for $3.50 per share, which was the subscription price at which all Class A common shareholders and Class B common shareholders were entitled to purchase additional shares. All other shares issued in the Rights Offering were issued pursuant to a registration statement. We intend to use the net proceeds of $91.8 million to support our strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 8 to the consolidated financial statements in Item 1 of Part I of this report for details concerning the Rights Offering.
We allow employees to surrender our Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. During the quarter ended September 30, 2009, we purchased 17,302 surrendered Class A common shares from our employees for $0.08 million. All Class A common shares purchased from employees by us are held as treasury stock and recorded at cost.
The following table provides information with respect to the Class A common shares that were surrendered or repurchased during the quarter ended September 30, 2009:

Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period (1)	Purchased		Per Share	or Program	Plan or Program (2)

July 1–31, 2009	17,302	(3)	$4.51	—	$—
August 1–31, 2009	—		$—	—	$—
September 1–30, 2009	—		$—	—	$—

Total	17,302		$—	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Includes 7,302 shares that were surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

Item 6.	Exhibits

3.1+	Amended and Restated Memorandum and Articles of Association of United America Indemnity, Ltd. (effective as of September 30, 2007).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant
November 6, 2009	By:	/s/ Thomas M. McGeehan
Date: November 6, 2009		Thomas M. McGeehan
Interim Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

UNITED AMERICA INDEMNITY, LTD.
EXHIBIT INDEX

Exhibit No.	Description

3.1+	Amended and Restated Memorandum and Articles of Association of United America Indemnity, Ltd. (effective as of September 30, 2007).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.