Form 10-K
period 2009-12-31
UNITED AMERICA INDEMNITY, LTD
filed 2010-03-16
CIK 1263813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Class A Common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Market as of such date), was $161,824,608. Class A common shares held by each executive officer and director and by each person who is known by the registrant to beneficially own 5% or more of the registrant’s outstanding Class A common shares have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2010, the registrant had outstanding 36,525,278 Class A Common Shares and 24,122,744 Class B Common Shares.

As used in this annual report, unless the context requires otherwise: 1) “United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries; 2) our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., AIS, Emerald Insurance Company, which was dissolved on March 24, 2008, Penn-America Group, Inc., our Insurance Operations and our Agency Operations; 3) our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., United America Insurance Services, LLC, J.H. Ferguson & Associates, LLC, the United National Insurance Companies and the Penn-America Insurance Companies; 4) our “U.S. Insurance Companies” refers to the United National Insurance Companies and the Penn-America Insurance Companies; 5) our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Companies, United America Insurance Services, LLC, and J.H. Ferguson & Associates, LLC; 6) the “United National Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company and its subsidiaries, including Diamond State Insurance Company, United National Casualty Insurance Company, and United National Specialty Insurance

Company; 7) the “Penn-America Insurance Companies” refers to the insurance and related operations of Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company; 8) our “Insurance Operations” refers to the U.S. Insurance Operations; 9) our “Non-U.S. Insurance Operations” refers to the insurance related operations of Wind River Insurance Company (Barbados), Ltd. and Wind River Insurance Company, Ltd. prior to the amalgamation, which occurred on September 30, 2006; 10) “Wind River Reinsurance” refers to Wind River Reinsurance Company,; 11) our “Agency Operations” refers to the operations of Penn Independent Corporation and its subsidiaries, which were classified as discontinued operations as of September 30, 2006; 12) our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, U.A.I. (Gibraltar) Limited, which was liquidated on May 30, 2006, U.A.I. (Gibraltar) II Limited, which was liquidated on May 30, 2006, the Luxembourg Companies, U.A.I. (Ireland) Limited, and Wind River Services, Ltd., which was dissolved on August 17, 2007.; 13) our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance; 14) the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.; 15) “United America Indemnity Group” refers to United America Indemnity Group, Inc.; 16) “AIS” refers to American Insurance Service, Inc.; 17) “United National Group” refers to the United National Insurance Companies and Emerald Insurance Company, which was dissolved on March 24, 2008; 18) “Penn-America Group” refers to Penn-America Group, Inc. and the Penn-America Insurance Companies; 19) “Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority; 20) “United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority; 21) “Diamond State” refers to our product classification that includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority; 22) the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009; 23) “Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds; 24) “GAAP” refers to accounting principles generally accepted in the United States of America; and 25) “$” or “dollars” refers to U.S. dollars.

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

Recent Developments

Redomestication to Ireland

On February 16, 2010, we announced that our Board of Directors has unanimously approved a plan for us to re-domicile from the Cayman Islands to Ireland. Our shareholders will be asked to vote in favor of completing the reorganization proposal at a special shareholders meeting. If the proposal is accepted, we will become a wholly-owned subsidiary of Global Indemnity plc, an Irish company.

If the move to Ireland is approved, our Class A common shares will be exchanged for Global Indemnity plc’s Class A ordinary shares on a two-for-one basis, which will trade on The NASDAQ Global Select Market under the ticker symbol “GBLI.” Global Indemnity plc will be subject to U.S. Securities and Exchange Commission reporting requirements, the mandates of the U.S. Sarbanes-Oxley Act, and the corporate governance rules of Nasdaq. Global Indemnity plc will report consolidated financial results in U.S. dollars and under U.S. generally accepted accounting principles. If required by Irish law, audited consolidated annual financial statements prepared in accordance with Irish generally accepted accounting principles will also be made available to shareholders. In addition to shareholder approval, the move to Ireland is subject to an order from the Grand Court of the Cayman Islands sanctioning the transaction.

Haiti Earthquake

In January 2010, a massive earthquake struck the Republic of Haiti that devastated the capital city Port-au-Prince and resulted in widespread damage. We do not expect much, if any, catastrophe loss exposure as insurance penetration in Haiti has historically been low. Any exposure that may develop would be as a result of tsunami activity that affected neighboring islands where we have exposure. At this time, however, we do not expect any significant exposure.

California Mudslides and Flooding

In January 2010, the southern California coast was battered by multiple heavy rainstorms that caused mudslides and flooding which resulted in significant property losses. We do not expect much, if any, catastrophe loss exposure since we expect losses to be within the retention limits of our property catastrophe reinsurance coverage.

Chile Earthquake

In February 2010, a massive earthquake struck the Republic of Chile that resulted in widespread damage. We do not anticipate any catastrophe loss exposure as our current exposures do not include Chilean risks. Any exposure that may develop would be as a result of tsunami activity that affected the Australian, Asian, or Pacific island regions where we have exposure. At this time, however, we do not expect any significant exposure.

Europe Winter Storm

In February 2010, a late winter storm with fierce rain and hurricane strength winds hit western Europe. At this time, we do not know the extent of our catastrophe loss exposure, if any.

Appointment of Thomas M. McGeehan

On December 8, 2009, we announced the appointment of Thomas M. McGeehan as Senior Vice President and Chief Financial Officer, effective as of that day. Mr. McGeehan had been serving as Interim Chief Financial Officer since May 2008.

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

In 2008, we impaired all of the goodwill and $12.2 million of intangible assets associated with our merger with Penn-America Group, Inc. This resulted in an after-tax loss of $92.2 million. See Note 5 of the notes to the consolidated financial statements for details concerning this impairment.

Sale of Agency Operations

On September 30, 2006, we sold substantially all of the assets of our Agency Operations to Brown & Brown, Inc., an unrelated third party. The gain on the sale was $9.4 million, net of applicable taxes of $4.5 million. We had acquired our Agency Operations through the acquisition of Penn Independent Corporation on January 24, 2005. With the divestiture of our Agency Operations complete, we are focused on our core competency, providing excess and surplus lines and specialty property and casualty insurance and reinsurance products. As a result of this sale, we terminated our Agency Operations segment and have classified the results of this segment as discontinued operations; however, due to immateriality, the results of our discontinued operations for all years subsequent to 2006 are included in income from continuing operations in the “Corporate and other operating expenses” line item.

Rights Offering

In May 2009, we received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of our Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced in March 2009. The net proceeds of $91.8 million were used to support strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

General

United America Indemnity, one of the leading specialty property and casualty insurers in the industry, provides its insurance products across a full distribution network — binding authority, program, brokerage, and reinsurance. We manage the distribution of these products in two segments: (a) Insurance Operations and (b) Reinsurance Operations.

Our Insurance Operations

The United National Insurance Companies and the Penn-America Insurance Companies distribute property and casualty insurance products and operate predominantly in the excess and surplus lines marketplace. To manage our operations, we differentiate them by product classification. These product classifications are:

•	Penn-America distributes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

•	United National distributes property, general liability, and professional lines products distributed through program administrators with specific binding authority; and

•	Diamond State distributes property, casualty, and professional lines products distributed through wholesale brokers that are underwritten by our personnel and selected brokers with specific binding authority.

See “Marketing and Distribution” below for a discussion on how our insurance products are underwritten.

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

Currently we are in a period of excess underwriting capacity, and we continued to see rate decreases throughout 2009. Reinsurers’ 2009 growth, if any, became very selective as new business prices remained competitive and renewals saw little overall price increases. The 2009 market proved to be a positive risk selection, capacity management, and pricing environment for the catastrophe underwriters. Non-catastrophe segments of the reinsurance market continued to be strained further as the many opposing market forces failed to allow the upward rate pressures to take root. Reinsurers and carriers alike clearly observed that competition has caused the adequacy in underlying prices, terms, and conditions to be eroded over the past several years calling for a flight to improved pricing, terms, and conditions adequacy.

In order for property and casualty reinsurance and insurance companies to generate an acceptable return on capital in the current interest rate environment, companies are focusing on generating acceptable underwriting returns. The industry is making increased use of risk management tools to adequately compensate for the risks being written. The industry continues to focus on investment yields and the credit-worthiness of investment portfolios.

Although the discount rate was recently raised 0.25 points in February 2010, the Federal Funds rate remained at extremely low levels of 0.0% to 0.25% during 2009 causing investment yields on short-term and overnight investments to be low. Given low interest rates for Fed funds and current yields on investment grade fixed income securities, our investment portfolio has been positioned to protect against a rising interest rate environment by including fixed maturity investments with low durations. The fixed income portfolio continues to be biased toward high quality assets with an average quality of AA.

In addition, developments in the regulatory environment could have some impact on our industry. In December 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009. This bill includes a number of provisions having a direct impact on the insurance industry, most notably, the creation of a Federal Insurance Office to monitor the insurance industry, streamlining of surplus lines insurance, credit for reinsurance, reinsurance insolvency regulation, and systemic risk regulation. This bill will be assigned to the Senate Banking Committee. We are continuing to monitor this development and the impact that it may have on our operations.

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

Competition in the excess and surplus lines market tends to focus less on price and more on availability, service, and other considerations. While excess and surplus lines market exposures may have higher perceived insurance risk than their standard market counterparts, excess and surplus lines market underwriters historically have been able to generate underwriting profitability superior to standard market underwriters.

According to A.M. Best, direct premiums written of the excess and surplus lines market shrank 11.2% the past two years, but from 1988 through 2008, it grew from an estimated $6.3 billion to $34.4 billion. In contrast, the U.S. property and casualty industry grew more moderately during this period from $211.3 billion in direct premiums written to $492.9 billion. During this period, the excess and surplus lines market as a percentage of the total property and casualty industry grew from approximately 3.0% to 7.0%.

Within the excess and surplus lines market, we write business on both a specialty admitted and surplus lines basis. Surplus lines business accounts for approximately 81.3% of the business that our Insurance Operations writes, while specialty admitted business accounts for the remaining 18.7%.

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

Insurance Operations

Our Insurance Operations segment includes the operations of the United National Insurance Companies and the Penn-America Insurance Companies which distribute property and casualty products through three product classifications: 1) Penn-America; 2) United National; and 3) Diamond State. See “Our Insurance Operations” above for a description of these product classifications. Our insurance products target specific, defined groups of insureds with customized coverages to meet their needs. Our products include customized guidelines, rates, and forms tailored to our risk and underwriting philosophy. In 2009, gross premiums written were $268.0 million compared to $353.1 million for 2008.

Reinsurance Operations

Our Reinsurance Operations segment provides third party treaty and facultative reinsurance for writers of excess, surplus, and specialty property and casualty insurance and consists solely of the operations of Wind River Reinsurance. Wind River Reinsurance also provides quota share reinsurance to our Insurance Operations. In 2009, gross premiums written were $73.0 million compared to $25.6 million for 2008. Wind River Reinsurance is listed with the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Although Wind River Reinsurance does not currently offer direct third party excess and surplus lines insurance products, it is eligible to write on a surplus lines basis in 31 U.S. states and the District of Columbia.

Wind River Reinsurance conducts business in Bermuda. While many reinsurers in Bermuda continue to focus on catastrophe oriented reinsurance solutions, Wind River Reinsurance is part of a smaller group of companies looking to write niche and casualty oriented treaty and facultative opportunities. While Wind River Reinsurance will consider unique catastrophe oriented placements, this is a very selective process and is not its primary focus. Given the pricing environment of the larger casualty oriented organizations, Wind River Reinsurance continues to cautiously deploy and manage its capital while seeking to position itself as niche reinsurance solution provider. The current market dictates that growth will be very measured.

As part of the aforementioned quota share reinsurance that Wind River Reinsurance provides to our Insurance Operations, our Insurance Operations cede 50% of their net unearned premiums, plus 50% of the net retained insurance liability of all new and renewal business to Wind River Reinsurance.

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

The following table sets forth an analysis of United America Indemnity’s gross premiums written, which is the sum of direct and assumed premiums written, by product classification within our Insurance Operations and Reinsurance Operations segments during the periods indicated:

	For the Years Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Insurance Operations:
Penn-America	$124,914	36.6%	$172,869	45.6%	$286,439	50.8%
United National	62,059	18.2	88,884	23.5	132,311	23.5
Diamond State	81,019	23.8	91,377	24.1	118,085	21.0

Total Insurance Operations	267,992	78.6	353,130	93.2	536,835	95.3

Reinsurance Operations:
Wind River Reinsurance	73,007	21.4	25,570	6.8	26,277	4.7

Total	$340,999	100.0%	$378,700	100.0%	$563,112	100.0%

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

The following table sets forth an analysis of United America Indemnity’s net premiums written, which is gross premiums written less ceded premiums written, by product classification within our Insurance Operations and Reinsurance Operations segments during the periods indicated:

	For the Years Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Insurance Operations:
Penn-America	$101,320	34.8%	$158,136	51.1%	$266,874	54.4%
United National	50,036	17.2	74,964	24.3	110,649	22.6
Diamond State	66,908	23.0	72,379	23.4	100,751	20.5

Total Insurance Operations	218,264	75.0	305,479	98.8	478,274	97.5

Reinsurance Operations:
Wind River Reinsurance	72,731	25.0	3,601	1.2	12,261	2.5

Total	$290,995	100.0%	$309,080	100.0%	$490,535	100.0%

For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

Geographic Concentration

The following table sets forth the geographic distribution of United America Indemnity’s gross premiums written by its Insurance and Reinsurance Operations for the periods indicated:

	For the Years Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)

Florida	$34,061	10.0%	$41,893	11.0%	$65,610	11.6%
California	28,264	8.3	39,793	10.5	67,578	12.0
Texas	24,292	7.1	26,029	6.9	37,252	6.6
New York	17,224	5.1	26,045	6.9	55,627	9.9
Louisiana	12,339	3.6	13,214	3.5	14,447	2.6
Massachusetts	11,948	3.5	16,956	4.5	24,054	4.3
Pennsylvania	9,506	2.8	12,446	3.3	17,527	3.1
New Jersey	8,918	2.6	13,617	3.6	26,767	4.7
Illinois	8,630	2.5	11,766	3.1	16,633	3.0
Michigan	6,927	2.0	8,467	2.2	9,257	1.6

Subtotal	162,109	47.5	210,226	55.5	334,752	59.4
Reinsurance Operations	73,007	21.4	25,570	6.8	26,277	4.7
All others	105,883	31.1	142,904	37.7	202,083	35.9

Total	$340,999	100.0%	$378,700	100.0%	$563,112	100.0%

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

Of our non-affiliated professional wholesale general agents and program administrators, the top five accounted for 34.1% of our gross premiums written for the year ended December 31, 2009. No one agency accounted for more than 12.9% of our gross premiums written.

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

Underwriting

Our insurance products are underwritten in two ways: (1) specific binding authority in which we grant underwriting authority to our wholesale general agents and program administrators, and (2) brokerage in which our internal personnel underwrites business submitted by our wholesale insurance brokers.

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

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as commissions, when loss results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, insurance companies that cede business to our Reinsurance Operations are paid ceding or profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions is stated separately on the face of the consolidated balance sheet as contingent commissions.

The amount of contingent commissions for 2009 has increased from the prior year primarily due to several reinsurance treaties that were entered into by our Reinsurance Operations during the first quarter of 2009 that have generated profitable business and therefore resulted in increased commissions.

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

Rates have generally declined over the last several years. During 2004 and the first eight months of 2005 the ability to achieve significant rate increases lessened with increased competition and additional industry capacity. This trend subsided, however, during the last four months of 2005 primarily as a result of the impact of Hurricanes Katrina, Rita, and Wilma on the United States. The underwriting capacity for writing property insurance in several wind-prone areas of the United States was reduced immediately, which led to dramatic increases in rate levels in many of the territories affected by these storms. Since 2005, the trend has reversed and prices have been steadily declining. Casualty rates have declined faster than property rates. Our market is facing competition from standard line companies who are writing risks that they had not insured previously, Bermuda companies who are establishing relationships with wholesale brokers, and excess and surplus competitors. New competition is driving much of the price decline. Although market prices have dropped, we have continued to maintain our underwriting discipline, and have therefore exited many programs. Renewal pricing on our book decreased approximately 2.2% in 2007, approximately 3.8% in 2008, and approximately 2.3% in 2009, on average.

Reinsurance of Underwriting Risk

Our philosophy is to purchase reinsurance from third parties to limit our liability on individual risks and to protect against property catastrophe and casualty clash losses. Reinsurance assists us in controlling exposure to severe losses, and protecting capital resources. We purchase reinsurance on both an excess of loss and proportional basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. Our reinsurance contracts renew throughout the year, and all of our reinsurance is purchased following guidelines established by our management. We primarily utilize treaty reinsurance products, including proportional reinsurance, excess of loss reinsurance, casualty clash reinsurance, and property catastrophic excess of loss reinsurance. Additionally, we may purchase facultative reinsurance protection on single risks when deemed necessary.

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

We analyze our reinsurance contracts to ensure that they meet the risk transfer requirements of applicable accounting guidance, which requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction. See Note 6 of the notes to consolidated financial statements in Item 8 of Part II of this report for details concerning our current reinsurance contracts.

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

The following table sets forth the ten reinsurers for which we have the largest reinsurance receivables, as of December 31, 2009. Also shown are the amounts of premiums ceded by us to these reinsurers during the year ended December 31, 2009.

	A.M.	Gross	Prepaid	Total	Percent	Ceded	Percent
	Best	Reinsurance	Reinsurance	Reinsurance	of	Premiums	of
	Rating	Receivables	Premium	Assets	Total	Written	Total
(Dollars in millions)

Munich Re America, Inc.	A+	$256.5	$6.5	$263.0	44.5%	$20.2	40.4%
Westport Insurance Corp.	A	130.1	—	130.1	22.0	(0.1)	(0.2)
General Reinsurance Corp.	A++	27.3	0.6	27.9	4.7	1.8	3.6
Hartford Fire Insurance Co.	A	21.7	—	21.7	3.7	—	—
Transatlantic Reinsurance	A	16.9	3.6	20.5	3.5	8.2	16.4
GE Reinsurance Corporation (Swiss Re)	A	14.8	—	14.8	2.5	—	—
Finial Reinsurance Company	A−	11.1	—	11.1	1.9	—	—
Converium AG, Zurich	A−	10.1	—	10.1	1.7	—	—
Swiss Reinsurance America Corp	A	9.2	—	9.2	1.6	0.1	0.2
Clearwater Insurance Company	A−	7.8	—	7.8	1.3	—	—

Subtotal		505.5	10.7	516.2	87.4	30.2	60.4
All other reinsurers		68.3	5.8	74.1	12.6	19.8	39.6

Total reinsurance receivables before purchase accounting adjustments		573.8	16.5	590.3	100.0%	$50.0	100.0%

Purchase accounting adjustments, including uncollectible reinsurance reserve		(30.4)	—	(30.4)

Total receivables, net of purchase accounting adjustments and uncollectible reinsurance reserve		543.4	16.5	559.9
Collateral held in trust from reinsurers		(378.1)	(5.4)	(383.5)

Net receivables		$165.3	$11.1	$176.4

At December 31, 2009 and 2008, we carried reinsurance receivables of $543.4 million and $679.3 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment resulted from our acquisition of Wind River Investment Corporation on September 5, 2003 and is related to discounting the acquired loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million at December 31, 2009 and 2008. The allowance for uncollectible reinsurance receivables was $12.9 million and $13.7 million at December 31, 2009 and 2008, respectively. The change is primarily due to a decrease in the amount of our carried reinsurance receivables.

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

Claims Management and Administration

Our approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of us, our professional general agents, wholesale brokers, reinsurers and insureds. Our professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process, with the exception of one statutory managing general agent. Our claims management staff supervises or processes all claims. We have a formal claims review process, and all claims greater than $100,000, gross of reinsurance, are reviewed by our senior claims management and certain of our senior executives.

To handle claims, we utilize our own in-house claims department as well as third-party claims administrators (“TPAs”) and assuming reinsurers, to whom we delegate limited claims handling authority. Our experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty claims, latent exposure claims, property claims, TPA oversight, and a wholly owned subsidiary that administers construction defect claims. The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.

As of December 31, 2009, we had $431.0 million of gross outstanding loss and loss adjustment expense case reserves. Claims relating to approximately 80.0% of those reserves are handled by our in-house claims management professionals, while claims relating to approximately 5.0% of those reserves are handled by our TPAs, which send us detailed financial and claims information on a monthly basis. We also individually supervise in-house any significant or complicated TPA handled claims, and conduct two to five day on-site audits of our material TPAs at least twice a year. Approximately 15.0% of our reserves are handled by our assuming reinsurers. We diligently review and supervise the claims handled by our reinsurers to protect our reputation and minimize exposure.

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

We generally estimate such losses and claims costs through an evaluation of individual reported claims. We also establish reserves for incurred but not reported losses (“IBNR”). IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The reserves are reviewed quarterly by the in-house actuarial staff. In 2009, the internal workpapers supporting our reserves were reviewed by independent actuaries for the third quarter of 2009, and our reserves were reviewed in detail by independent actuaries for the second and fourth quarters of 2009. We do not rely upon the review by the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

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

This loss development table shows development in United America Indemnity’s loss and loss expense reserves on a net basis:

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
(Dollars in thousands)

Balance sheet reserves:	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342	$800,884	$835,838	$730,328

Cumulative paid as of:

One year later	$64,139	$26,163	$63,667	$42,779	$76,048	$85,960	$154,069	169,899	190,723	215,903

Two years later	82,119	72,579	82,970	96,623	136,133	139,822	268,827	300,041	360,336

Three years later	118,318	75,661	118,401	141,545	171,659	180,801	355,987	413,055

Four years later	110,640	98,654	150,062	164,181	197,596	209,938	414,068

Five years later	126,119	121,407	164,023	182,043	214,376	237,636

Six years later	143,782	129,371	177,682	193,536	235,022

Seven years later	149,413	139,090	186,173	211,036

Eight years later	157,431	143,435	201,899

Nine years later	162,218	156,432

Ten years later	174,512

Re-estimated liability as of:

End of year	$167,868	$131,128	$156,784	$260,820	$314,023	$344,614	$639,291	$735,342	$800,884	$835,838	$730,328

One year later	157,602	124,896	228,207	261,465	313,213	343,332	632,327	716,361	832,733	827,442

Two years later	155,324	180,044	228,391	263,995	315,230	326,031	629,859	732,056	812,732

Three years later	192,675	180,202	231,133	268,149	298,989	323,696	635,504	707,525

Four years later	192,714	175,198	236,271	252,078	301,660	332,302	622,122

Five years later	175,478	179,727	226,116	264,058	308,775	323,547

Six years later	180,735	173,424	242,666	272,806	303,146

Seven years later	177,025	187,441	254,110	266,880

Eight years later	193,337	198,999	249,861

Nine years later	201,812	196,423

Ten years later	201,424

Cumulative redundancy/(deficiency)	$(33,556)	$(65,295)	$(93,077)	$(6,060)	$10,877	$21,067	$17,169	$27,817	$(11,848)	$8,396	$—

Gross Liability — end of year	805,717	800,630	907,357	2,004,422	2,059,760	1,876,510	1,914,224	1,702,010	1,503,237	1,506,429	1,257,741

Less: Reinsurance recoverables	637,849	669,502	750,573	1,743,602	1,745,737	1,531,896	1,274,933	966,668	702,353	670,591	527,413

Net liability-end of year	167,868	131,128	156,784	260,820	314,023	344,614	639,291	735,342	800,884	835,838	730,328

Gross re-estimated liability	1,167,929	1,284,806	1,604,977	1,707,488	1,594,873	1,369,457	1,500,971	1,324,044	1,490,514	1,461,854	1,257,741

Less: Re-estimated recoverables at December 31, 2009	966,505	1,088,383	1,355,116	1,440,608	1,291,727	1,045,910	878,849	616,519	677,782	634,412	527,413

Net re-estimated liability at December 31, 2009	$201,424	$196,423	$249,861	$266,880	$303,146	$323,547	$622,122	$707,525	$812,732	$827,442	$730,328

Gross cumulative redundancy/(deficiency)	$(362,212)	$(484,176)	$(697,620)	$296,934	$464,887	$507,053	$413,253	$377,966	$12,723	$44,575	$—

During 2009, we experienced a decrease in prior accident year net loss and loss adjustment expenses of $9.1 million, which includes a decrease in our allowance for reinsurance recoverables of $0.7 million due to a decrease in the amount of our carried insurance receivables. The remaining $8.4 million represents decreases to loss and loss adjustment expense reserves related to accident years 2008 and prior.

The loss reserves decrease of $8.4 million consisted a $5.5 million reduction in property lines, a $2.9 million reduction in general liability lines, and a $4.7 million reduction in umbrella lines, partially offset by a $4.7 million increase in professional liability lines:

•	The reduction in the property lines primarily consisted of reductions related to accident year 2006 through 2008 due to better than expected loss emergence in brokerage.

•	The reduction in the general liability lines primarily consisted of reductions of $13.5 million related to accident years 2006 and prior due to loss emergence that had been consistently lower than expected during the year, partially offset by increases of $10.6 million to accident years 2007 and 2008 that were driven by a large claim and an increase in our construction defect provisions for Penn America.

•	The reduction in the umbrella lines primarily consisted of net reductions of $5.1 million related to accident years 2007 and prior that were driven by loss emergence throughout the year that was consistently better than expected, partially offset by increases of $0.4 million related to accident year 2008.

•	The increase to the professional liability lines primarily consisted of increases of $10.1 million related to accident years 2007 and 2008 due to an increase in severity, partially offset by net reductions of $5.4 million primarily related to accident years 2006 and prior.

See Note 8 of the notes to consolidated financial statements in Item 8 of Part II of this report for a reconciliation of United America Indemnity’s liability for losses and loss adjustment expenses, net of reinsurance ceded.

The adverse development noted from 1999 through 2002 is primarily related to increasing asbestos and environmental (“A&E”) reserves. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during 2008 to reflect its best estimate of A&E exposures.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects our best estimates for future amounts needed to pay losses and related adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2009, we had $21.1 million of net loss reserves for asbestos-related claims and $10.5 million for environmental claims. We attempt to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing our gross and net reserves for A&E losses.

In addition to the factors referenced above, establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during the third quarter of 2007 to reflect its best estimate of A&E exposures. In 2009, one of our insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the survival ratios on a gross basis for our open A&E claims.

Investments

Our investment policy is determined by the Investment Committee of our Board of Directors. We have engaged third-party investment advisors to oversee our investments and to make recommendations to the Investment Committee of our Board of Directors. Our investment policy allows us to invest in taxable and tax-exempt fixed income investments including corporate loans and as well as publicly traded and private equity investments. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. For our corporate loan portfolio, the maximum exposure per issuer is limited to 5% of the market value of the corporate loan portfolio. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations, including the applicability of the alternative minimum tax. The maximum allowable investment in equity securities under our investment policy is 30% of our GAAP equity, or $250.0 million at December 31, 2009. As of December 31, 2009, we had $1,694.1 million of investments and cash and cash equivalent assets, including $73.7 million of equity and limited partnership investments and $138.9 million in corporate loans, less a $37.3 million payable for securities purchased.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of United America Indemnity’s investments and cash and cash equivalents as of December 31, 2009, 2008, and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
	Estimated	Percent	Estimated	Percent	Estimated	Percent
	Fair Value	of Total	Fair Value	of Total	Fair Value	of Total
(Dollars in thousands)

Cash and cash equivalents	$186,087	10.8%	$292,604	18.3%	$244,321	13.8%

U.S. treasury and agency obligations	236,088	13.6	152,777	9.6	186,808	10.6
Obligations of states and political subdivisions	225,598	13.0	243,030	15.2	213,074	12.1
Mortgage-backed securities(1)	364,000	21.0	384,069	24.0	456,932	25.9
Commercial mortgage-backed securities	—	—	144,457	9.0	175,160	9.9
Asset-backed securities	114,163	6.6	16,553	1.0	28,827	1.6
Corporate notes and loans	460,730	26.6	213,655	13.4	248,410	14.0
Foreign corporate bonds	70,993	4.1	29,150	1.8	32,107	1.8
Other bonds	—	—	21,283	1.3	29,248	1.7

Total fixed maturities	1,471,572	84.9	1,204,974	75.3	1,370,566	77.6
Equity securities	65,656	3.8	55,278	3.5	85,677	4.9
Other investments	7,999	0.5	46,672	2.9	64,539	3.7

Total investments and cash and cash equivalents(2)	$1,731,314	100.0%	$1,599,528	100.0%	$1,765,103	100.0%

(1)	Includes collateralized mortgage obligations of $21,959, $34,395, and $50,210 for 2009, 2008, and 2007, respectively.

(2)	Does not include payable for securities purchased of $37,258 and $710 for 2009 and 2008, respectively.

Although we generally intend to hold fixed maturities to recovery and/or maturity, we regularly reevaluate our position based upon market conditions. As of December 31, 2009, our fixed maturities had a weighted average maturity of 8.69 years and a weighted average duration, including cash and short-term investments, of 2.5 years. Our financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2009 of $48.5 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Average fixed maturities at book value	$1,307,718	$1,275,700	$1,311,033
Gross income on fixed maturities(1)	62,099	63,268	65,908
Book yield	4.75%	4.96%	5.03%

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

We expect that default rates on collateralized commercial real estate obligations and asset-backed securities may continue to rise. To protect ourselves against this, we have structured our portfolio to reduce the risk of default. Of the $364.0 million of residential mortgage-backed securities, $342.0 million is invested in U.S. agency paper and $22.0 million is invested in collateralized mortgage obligations, of which $20.0 million, or 91.1%, are rated AAA. Of the $114.2 million in asset-backed securities, 87.1% are rated AAA. The weighted average credit enhancement for our asset-backed securities is 20.8. In addition, in order to minimize the risk of commercial mortgage backed securities (“CMBS”) defaults due to falling commercial property values, we sold all of our CMBS in the fourth quarter of 2009 and currently do not have any direct exposure to this sector. We also face liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. We attempt to diversify our investment holdings to minimize this risk. Our investment managers run periodic analysis of liquidity costs to the fixed income portfolio. We also face credit risk. 90.6% of our bonds are investment grade securities. 50.4% of our bonds are rated AAA. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and our investment strategy.

The following table summarizes, by Standard & Poor’s rating classifications, the estimated fair value of United America Indemnity’s investments in fixed maturities, as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Estimated	Percent	Estimated	Percent
	Fair Value	of Total	Fair Value	of Total
(Dollars in thousands)

AAA	$740,658	50.4%	$812,659	67.4%
AA	231,403	15.7	139,906	11.6
A	299,703	20.4	197,345	16.4
BBB	60,439	4.1	48,388	4.0
BB	47,816	3.2	3,696	0.3
B	78,212	5.3	—	—
CCC	5,856	0.4	—	—
C	—	—	299	0.1
Not rated	7,485	0.5	2,681	0.2

Total fixed maturities	$1,471,572	100.0%	$1,204,974	100.0%

The following table sets forth the expected maturity distribution of United America Indemnity’s fixed maturities portfolio at their estimated market value as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Estimated	Percent of	Estimated	Percent of
	Market Value	Total	Market Value	Total
(Dollars in thousands)

One year or less	$59,587	4.0%	$49,303	4.1%
More than one year to five years	718,081	48.8	287,273	23.8
More than five years to ten years	149,785	10.2	202,482	16.8
More than ten years to fifteen years	26,679	1.8	73,108	6.1
More than fifteen years	39,277	2.7	47,729	4.0

Securities with fixed maturities	993,409	67.5	659,895	54.8
Mortgaged-backed securities	364,000	24.7	384,069	31.9
Commercial mortgage-backed securities	—	—	144,457	12.0
Asset-backed securities	114,163	7.8	16,553	1.4

Total fixed maturities	$1,471,572	100.0%	$1,204,974	100.0%

The expected weighted average duration of our asset-backed and mortgage-backed securities is 2.5 years.

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

Our investments in corporate loans were valued at $138.9 million at December 31, 2009. Corporate loans, a new investment vehicle in 2009, sometimes also referred to as leveraged loans, are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets every 60 to 90 days. As a result, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade. To mitigate this risk, our investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of our risk control, our investment managers maintain appropriate portfolio diversification by limiting issuer and industry exposure.

As of December 31, 2009, we had aggregate equity securities of $65.6 million that consisted of $63.0 million in common stocks and $2.6 million in preferred stocks.

Our investments in other invested assets are comprised primarily of limited liability partnerships, and were valued at $8.0 million at December 31, 2009. Of this amount, $6.9 million was comprised of securities for which there is no readily available independent market price, and the remaining $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities are subject to an appraisal action in Delaware State Court. Until the appraisal action is resolved, our ownership interest in this limited partnership is wholly illiquid. The estimated fair value of these limited partnerships is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. We obtain the value of the partnerships at the end of each reporting period; however, we are not provided with a detailed listing of the investments held by these partnerships. We receive annual audited financial statements from each of the partnerships we own.

Realized gains and (losses), including other than temporary impairments, for the years ended December 31, 2009, 2008, and 2007 were $15.9 million, $(50.3) million, and $1.0 million, respectively.

Competition

We compete with numerous domestic and international insurance companies and reinsurers, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd’s syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, we compete against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others:

•	American International Group;

•	Argo Group International Holdings, Ltd.;

•	Berkshire Hathaway;

•	Everest Re Group, Ltd.;

•	Great American Insurance Group;

•	HCC Insurance Holdings, Inc.;

•	IFG Companies;

•	JRG Reinsurance Company, Ltd.;

•	Maiden Holdings, Ltd.;

•	Markel Corporation;

•	Max Capital Group, Ltd.;

•	Nationwide Insurance;

•	Navigators Insurance Group;

•	RLI Corporation;

•	Torus Insurance Holdings, Ltd.;

•	W.R. Berkley Corporation;

•	Western World Insurance Group.

In addition to the companies mentioned above, we are facing competition from standard line companies who are continuing to write risks that traditionally had been written by excess and surplus lines carriers, Bermuda companies who are establishing relationships with wholesale brokers, and other excess and surplus competitors.

Competition may also take the form of lower prices, broader coverages, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of our markets, we compete by developing insurance products to satisfy well-defined market needs and by maintaining relationships with brokers and insureds that rely on our expertise. For our program and specialty wholesale products, offering and underwriting products that are not readily available is our principal means of differentiating ourselves from our competition. Each of our products has its own distinct competitive environment. We seek to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders, general agencies and brokers.

A number of recent, proposed, or potential legislative or marketplace developments could further increase competition in our industry. These developments include an influx of new capital that resulted from the formation of new insurers in the marketplace and existing companies that have attempted to expand their business as a result of better pricing or terms, legislative mandates for insurers to provide certain types of coverage in areas where existing insurers do business which could eliminate the opportunities to write those coverages, and proposed federal legislation which would establish national standards for state insurance regulation.

These developments are making the property and casualty insurance marketplace more competitive by increasing the supply of insurance capacity.

Employees

We have approximately 390 employees, most of whom are located at our Bala Cynwyd, Pennsylvania office. This includes two individuals who operate out of our Bermuda office and 67 individuals who operate out of our field offices that are located in Arizona, California, Georgia, Illinois, New York, North Carolina, and Texas. In addition, we have contracts with international insurance service providers based in Bermuda to provide services to our Reinsurance Operations.

Our Bermuda employees are either permanent residents of Bermuda who possess Bermuda status or are considered residents by the applicable employment visas issued by the Bermuda immigration authorities.

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

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including but not limited to licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the U.S. Insurance Subsidiaries to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with statutory accounting principles, or “SAP,” and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Pennsylvania, Indiana, Wisconsin, and Virginia completed their financial examinations of our U.S. Insurance Subsidiaries for the periods ended December 31, 2007. Their final reports were issued in 2009, and there were no materially adverse findings.

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

The following summarizes the 2009 IRIS ratio results for our insurance companies in our Insurance Operations:

•	Except for United National Insurance Company, our insurance companies had an unusual value for the change in net written premiums resulting from the decline in gross written premiums during 2009 and the result of an unearned premium transfer within the group.

•	Penn-America Insurance Company and United National Insurance Company had an unusual value for investment yield. The investment yield for each company exceeded the high end of the range due to dividend income received from its wholly-owned insurance subsidiaries.

•	Diamond State Insurance Company had an unusual value for a liquidity ratio, equal to the ratio of liabilities, adjusted for deferred agents’ balances, to liquid assets. The unusual value results from a high concentration of investments in wholly-owned insurance subsidiaries which are excluded from the value of liquid assets. Diamond State Insurance Company is a participant in a pooling arrangement with our other U.S. insurance subsidiaries and has proportional surplus to meet its share of current and long-term obligations.

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

Based on the standards currently adopted, we reported in our 2009 statutory filings that the capital and surplus of our U.S. Insurance Companies are above the prescribed Company Action Level Risk-based Capital requirements.

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

State Dividend Limitations

Under Indiana law, Diamond State Insurance Company and United National Casualty Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the 12 consecutive months ending on the date on which the proposed dividend or distribution is scheduled to be made, exceeds the greater of (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income for the 12 month period ending on the 31st day of December of the last preceding year, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. An additional limitation is that Indiana does not permit a domestic insurer to declare or pay a dividend except out of earned surplus unless otherwise approved by the commissioner before the dividend is paid. See Note 16 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2009.

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

Under Virginia law, Penn-Patriot Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the preceding 12 consecutive months exceeds the lesser of either (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income, not including net realized capital gains, for the 12 month period ending on the 31st day of December of the last preceding year, not including pro rata distributions of any class of its securities, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. In determining whether the dividend must be approved, undistributed net income from the second and third preceding years, not including net realized capital gains, may be carried forward.

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

See Note 16 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2009 and the maximum amount of distributions that they could pay as dividends in 2010.

Guaranty Associations and Similar Arrangements

Most of the jurisdictions in which our U.S. Insurance Subsidiaries are admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in guaranty associations. These organizations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent, or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or in limited circumstances by surcharging policyholders.

Operations of Wind River Reinsurance

The insurance laws of each of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-U.S. insurers and reinsurers that are not admitted to do business within such jurisdictions. Wind River Reinsurance is not admitted to do business in the United States. We do not intend for Wind River Reinsurance to maintain offices or solicit, advertise, settle claims or conduct other insurance and reinsurance underwriting activities in any jurisdiction in the United States where the conduct of such activities would require that Wind River Reinsurance be admitted or authorized.

As a reinsurer that is not licensed, accredited, or approved in any state in the United States, Wind River Reinsurance is required to post collateral security with respect to the reinsurance liabilities it assumes from our Insurance Operations as well as other U.S. ceding companies. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to reinsurance liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable United States “credit for reinsurance” statutory provisions, the security arrangements generally may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the ceded premium is held by the ceding company. If “credit for reinsurance” laws or regulations are made more stringent in Indiana, Pennsylvania, Virginia, Wisconsin or other applicable states or any of the Insurance Operations redomesticates to one of the few states that do not allow credit for reinsurance ceded to non-licensed reinsurers, we may be unable to realize some of the benefits we expect from our business plan. Accordingly, our Reinsurance Operations could be adversely affected. Even though Wind River Reinsurance does not currently offer third party excess and surplus lines insurance products, it maintains a U.S. surplus lines trust fund with a U.S. bank to secure its U.S. surplus lines policyholders. The amount held in trust at December 31, 2009 was $6.2 million. Outstanding reserves at December 31, 2009 were $0.1 million. The current minimum amount that Wind River Reinsurance needs to maintain in the trust fund is $5.4 million. In subsequent years, if Wind River Reinsurance were to write third party excess and surplus lines insurance, it would need to maintain in the trust fund an amount equal to 30% of any amount up to the first $200.0 million plus further graduated amounts of its U.S. surplus lines liabilities, as at each year end, as certified by an actuary, but subject to a current maximum of $100.0 million. The trust fund is irrevocable and must remain in force for a period of five years from the date of written notice to the trustee of the termination of the trust unless the liabilities with respect to all risks covered by the trust fund have been transferred to an insurer licensed to do business in all states where insurance is in force.

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

Statutory Financial Statements

Wind River Reinsurance must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). Wind River Reinsurance is required to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. The statutory financial statements are not prepared in accordance with GAAP or SAP and are distinct from the financial statements prepared for presentation to Wind River Reinsurance’s shareholders and under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with GAAP.

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

Bermuda

Under current Bermuda law, we and our Bermuda subsidiaries are not required to pay any taxes in Bermuda on our income or capital gains. We have received an undertaking from Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation until March 2016. Currently, there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by Wind River Reinsurance or its shareholders, other than shareholders ordinarily resident in Bermuda, if any. Currently, there is no Bermuda withholding or other tax on principal, interest, or dividends paid to holders of the common shares of Wind River Reinsurance, other than holders ordinarily resident in Bermuda, if any. There can be no assurance that Wind River Reinsurance or its shareholders will not be subject to any such tax in the future.

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

Luxembourg

The Luxembourg Companies are all private limited liability companies, incorporated under the laws of Luxembourg. The Luxembourg Companies are all taxable companies, which may carry out any activities that fall within the scope of their corporate object clause. The Luxembourg Companies are resident taxpayers fully subject to Luxembourg corporate income tax at a rate of 28.59% and net worth tax at a rate of 0.5%. The Luxembourg Companies are entitled to benefits of the tax treaties concluded between Luxembourg and other countries and European Union Directives.

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

Ireland

U.A.I. (Ireland) Limited, an indirect wholly-owned subsidiary, is a private limited liability company incorporated under the laws of Ireland. The company is a resident taxpayer fully subject to Ireland corporate income tax of 12.5% on trading income and 25.0% on non-trading income, including interest and dividends from foreign companies. Currently, U.A.I. (Ireland) Limited only has non-trading income, so it is subject to corporate income tax of 25.0%.

In February 2010, we announced that our Board of Directors has unanimously approved a plan for us to re-domicile from the Cayman Islands to Ireland. (See “Recent Developments” above for details.) If the proposal is accepted, we will become a wholly-owned subsidiary of Global Indemnity plc, a newly formed Irish company, which will be a resident taxpayer similar to U.A.I. (Ireland) Limited. It is anticipated that Global Indemnity plc will only have non-trading income, so it will be subject to corporate income tax of 25.0%.

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

If Wind River Reinsurance is entitled to the benefits under the income tax treaty between Bermuda and the United States (the “Bermuda Treaty”), Wind River Reinsurance would not be subject to U.S. income tax on any business profits of its insurance enterprise found to be effectively connected with a U.S. trade or business, unless that trade or business is conducted through a permanent establishment in the United States. No regulations interpreting the Bermuda Treaty have been issued. Wind River Reinsurance currently conducts its activities to reduce the risk that it will have a permanent establishment in the United States, although we cannot be certain that we will achieve this result.

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

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are a limited number of available, qualified executives in the business lines in which we compete. The success of our initiatives and our future performance depend, in significant part, upon the continued service of our senior management team, including Larry A. Frakes, our President and Chief Executive Officer, Thomas M. McGeehan, our Chief Financial Officer, Matthew B. Scott, President of Penn-America Group, J. Scott Reynolds, President of United National Group, David J. Myers, President of Diamond State Group, Troy W. Santora, President of Wind River Reinsurance Company, Limited, and Edward M. Rafter, Senior Vice President and Chief Information / Administrative Officer of the United National Insurance Companies and the Penn-America Insurance Companies. Messrs. Frakes, McGeehan, Scott, Reynolds, Myers, and Rafter have employment agreements with us, although these agreements cannot assure us of the continued service of these individuals. We do not currently maintain key man life insurance policies with respect to any of our employees.

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

Catastrophic Events Can Have a Significant Impact on Our Financial and Operational Condition.

Results of operations of property and casualty insurers are subject to man-made and natural catastrophes. While there were no individual catastrophic events that generated significant losses for us in 2009, we have experienced, and expect to experience in the future, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on our operating results and financial condition. Our operating results could be negatively impacted if we experience losses from catastrophes that are in excess of the catastrophe reinsurance coverage of our Insurance Operations. In 2009, our Reinsurance Operations began to participate as a retrocessionaire on a global property catastrophe treaty. Our operating results could be negatively impacted if losses and expenses related to the property catastrophe treaty exceed premiums assumed from that treaty. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather, fires and may include terrorist events such as the attacks on the World Trade Center and Pentagon on September 11, 2001. We cannot predict how severe a particular catastrophe may be until after it occurs. The extent of losses from catastrophes is a function of the total amount and type of losses incurred, the number of insureds affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, some catastrophes may produce significant damage in large, heavily populated areas.

A Decline in Rating for Any of Our Insurance or Reinsurance Subsidiaries Could Adversely Affect Our Position in the Insurance Market, Make It More Difficult To Market Our Insurance Products and Cause Our Premiums and Earnings To Decrease.

Ratings have become an increasingly important factor in establishing the competitive position for insurance companies. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns the companies in our Insurance Operations and Reinsurance Operations a financial strength rating of “A” (Excellent), the third highest of their 16 rating categories. The objective of A.M. Best’s rating system is to provide potential policyholders an opinion of an insurer’s financial strength and its ability to meet ongoing obligations, including paying claims. In evaluating a company’s financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, its spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy and loss reserves, the adequacy of its surplus, its capital structure, and the experience and objectives of its management. These ratings are based on factors relevant to policyholders, general agencies, insurance brokers, reinsurers, and intermediaries and are not directed to the protection of investors. These ratings are not an evaluation of, nor are they directed to, investors in our Class A common shares and are not a recommendation to buy, sell or hold our Class A common shares. Publications of A.M. Best indicate that companies are assigned “A” (Excellent) ratings if, in A.M. Best’s opinion, they have an excellent ability to meet their ongoing obligations to policyholders. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best.

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

We Cannot Guarantee that Our Reinsurers Will Pay in a Timely Fashion, if At All, and as a Result, We Could Experience Losses.

We cede a portion of gross premiums written to third party reinsurers under reinsurance contracts. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. Upon payment of claims, we will bill our reinsurers for their share of such claims. Our reinsurers may not pay the reinsurance receivables that they owe to us or they may not pay such receivables on a timely basis. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected. Lack of reinsurer liquidity, perceived improper underwriting, or claim handling by us, and other factors could cause a reinsurer not to pay.

As of December 31, 2009, we had $543.4 million of reinsurance receivables, and $378.1 million of collateral was held in trust to support our reinsurance receivables. Our reinsurance receivables, net of collateral held, were $165.3 million. We also had $11.1 million of prepaid reinsurance premiums, net of collateral held. As of December 31, 2009, our largest reinsurer represented approximately 44.7% of our reinsurance receivables, or $256.5 million, and our second largest reinsurer represented approximately 22.7% of our reinsurance receivables, or $130.1 million. As of December 31, 2009, we had collateral of $207.6 million and $123.3 million from our largest reinsurer and second largest reinsurer, respectively. See “Business — Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Our Investment Performance May Suffer as a Result of Adverse Capital Market Developments or Other Factors, Which Would In Turn Adversely Affect Our Financial Condition and Results of Operations.

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. For 2009, our income derived from invested assets, was $86.1 million, net of investment expenses, including net realized gains of $15.9 million. Of this amount, $5.6 million were other than temporary impairments. For 2008, our income derived from invested assets, was $17.6 million, net of investment expenses, including net realized losses of $50.3 million. Of this amount, $32.1 million were other than temporary impairments. Our operating results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. The fair value of fixed income investments can fluctuate depending on changes in interest rates and the credit quality of underlying issuers. Generally, the fair market value of these investments has an inverse relationship with changes in interest rates, while net investment income earned by us from future investments in fixed maturities will generally increase or decrease with changes in interest rates. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.

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

We are also subject to credit risk due to non-payment of principal or interest. Current market conditions increase the risk that companies may default on their credit obligations. Several classes of securities that we hold, including our corporate notes and loan securities, have default risk. As interest rates rise for companies that are deemed to be less creditworthy, there is a greater risk that they will be unable to pay contractual interest or principal on their debt obligations.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. A significant increase in interest rates could have a material adverse effect on the market value of our fixed maturities securities. Our mitigation efforts include maintaining a high-quality portfolio with a relatively short duration to reduce the effect of interest rate changes on market value.

We also have an equity portfolio that represented approximately 3.9% of our total investments and cash and cash equivalents portfolio, net of payable for securities purchased of $37.3 million, as of December 31, 2009. The performance of our equity portfolio is dependent upon a number of factors, including many of the same factors that affect the performance of our fixed income investments, although those factors sometimes have the opposite effect on the performance of the equity portfolio. Individual equity securities have unsystematic risk. We could experience market declines on these investments. We also have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market. If the market indexes were to decline, we anticipate that the value of our portfolio would be negatively affected.

We have $138.9 million of investments in corporate loans. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets every 60 to 90 days. As a result, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade.

We have $8.0 million of investments in limited partnerships. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period.

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

As of December 31, 2009, we had approximately $2.5 million worth of investment exposure to subprime investments and Alt-A investments. Of that amount, approximately $0.8 million of those investments have been rated AAA by Standard & Poor’s, $1.6 million were rated BBB- to AA, and $0.1 million were rated CCC. Impairments on these investments were $0.9 million during 2009.

Since We Depend On Professional General Agencies For a Significant Portion of Our Revenue, a Loss of Any One of Them Could Adversely Affect Us.

We market and distribute our insurance products through a group of approximately 110 professional general agencies that have specific quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. For the year ended December 31, 2009, our top five non-affiliated agencies, all of which market more than one specific product, represented 34.1% of our gross premiums written. No one agency accounted for more that 12.9% of our gross premiums written. A loss of all or substantially all of the business produced by any more of these general agencies could have an adverse effect on our results of operations.

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

We Face Significant Competitive Pressures in Our Business that Could Cause Demand for Our Products to Fall and Adversely Affect Our Profitability.

We compete with a large number of other companies in our selected lines of business. We compete, and will continue to compete, with major U.S. and Non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies. Our competitors include, among others: American International Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Everest Re Group, Ltd., Great American Insurance Group, HCC Insurance Holdings, Inc., IFG Companies, JRG Reinsurance Company, Ltd., Maiden Holdings, Ltd., Markel Corporation, Max Capital Group, Ltd., Nationwide Insurance, Navigators Insurance Group, RLI Corporation, Torus Insurance Holdings, Ltd., W.R. Berkley Corporation, and Western World Insurance Group. Some of our competitors have greater financial and marketing resources than we do. Our profitability could be adversely affected if we lose business to competitors offering similar or better products at or below our prices.

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

We market and distribute our insurance products through professional general agencies that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks without our initial approval. If any of these wholesale professional general agencies fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated loss and loss adjustment expenses. Such actions could adversely affect our results of operations.

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

United America Indemnity is a holding company and, as such, has no substantial operations of its own, and its assets primarily consist of cash and invested assets and its ownership of the shares of its direct and indirect subsidiaries. Dividends and other permitted distributions from insurance subsidiaries, which include payment for equity awards granted by United America Indemnity to employees of such subsidiaries, are expected to be United America Indemnity’s sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.

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

In addition, the United National Insurance Companies and the Penn-America Insurance Companies, which are indirect subsidiaries of Wind River Reinsurance, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which must first pass through Wind River Reinsurance before being paid to United America Indemnity. See “Regulation — U.S. Regulation of United America Indemnity” in Item 1 of Part I of this report. Also, see Note 16 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that could be paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2009.

Because We Are Heavily Regulated by the U.S. States in Which We Operate, We May Be Limited in the Way We Operate.

We are subject to extensive supervision and regulation in the U.S. states in which our Insurance Operations operate. This is particularly true in those states in which our insurance subsidiaries are licensed, as opposed to those states where our insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory, and administrative authority to state insurance departments. This system of regulation covers, among other things:

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

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

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

Interests of Holders of Class A Common Shares May Conflict with the Interests of Our Controlling Shareholder.

Fox Paine & Company beneficially owns shares having approximately 89.6% of our total voting power. The percentage of our total voting power that Fox Paine & Company may exercise is greater than the percentage of our total shares that Fox Paine & Company beneficially owns because Fox Paine & Company beneficially owns a large number of Class B common shares, which have ten votes per share as opposed to Class A common shares, which have one vote per share. The Class A common shares and the Class B common shares generally vote together as a single class on matters presented to our shareholders. Based on the ownership structure of the affiliates of Fox Paine & Company that own these shares, these affiliates are subject to the voting restriction contained in our articles of association. As a result, Fox Paine & Company has and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

Our Controlling Shareholder Has the Contractual Right to Nominate a Majority of the Members of Our Board of Directors and Also Otherwise Controls the Election of Directors Due to Its Majority Ownership.

While Fox Paine & Company has the contractual right, under the terms of a shareholders agreement between us, Fox Paine & Company, and certain affiliates of Fox Paine & Company, to nominate a majority of the members of our Board of Directors, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. Our Board of Directors currently consists of seven directors, all of which other than Mr. Frakes were identified and proposed for consideration for the Board of Directors by Fox Paine & Company.

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

Because We Rely on Certain Services Provided by Fox Paine & Company, the Loss of Such Services Could Adversely Affect Our Business.

During 2007, 2008, and 2009, Fox Paine & Company provided certain management services to us. To the extent that Fox Paine & Company is unable or unwilling to provide similar services in the future, and we are unable to perform those services ourselves or we are unable to secure replacement services, our business could be adversely affected.

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

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated February 22, 2010, the Cayman Islands and Bermuda were not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

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

Risks Related to Our Proposed Redomestication to Ireland

The Rights of Our Shareholders Will Change as a Result of Our Proposed Redomestication.

Because of differences between Irish law and Cayman Islands law and differences between the governing documents of Global Indemnity plc and United America Indemnity, the rights of shareholder will change if the proposed redomestication transaction (the “Transaction”) is completed.

Fox Paine & Company and Affiliated Investment Funds of Fox Paine & Company (collectively, the “Fox Paine Entities”) Will Continue to Control a Substantial Interest in Us and Thus May Exert Significant Influence on Corporate Affairs and Actions, Including Those Submitted to a Shareholder Vote.

Following the Transaction, the Fox Paine Entities will continue to beneficially own approximately 17.8% of Global Indemnity plc Class A ordinary shares and 100.0% of our issued and outstanding Class B ordinary shares, together representing approximately 89.6% of our total voting power. As a result of their majority ownership, the

Fox Paine Entities have and will continue to have control over the outcome of most matters requiring shareholder approval, including the power to, among other things:

•	elect all of our directors;

•	amend our articles of association (as long as their voting power is greater than 75%);

•	elect our auditors;

•	increase our share capital;

•	resolve to pay dividends or distributions; and

•	approve the annual report and the annual financial statements.

Subject to certain exceptions, the Fox Paine Entities may also be able to prevent or cause a change of control. The Fox Paine Entities’ control over us, and Fox Paine & Company’s ability in certain circumstances to prevent or cause a change of control, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of our Global Indemnity plc Class A ordinary shares could be adversely affected.

Under the terms of an existing shareholders agreement between us and certain Fox Paine Entities, the applicable Fox Paine Entities have the contractual right to nominate a majority of the members of our board of directors. Our board of directors currently consists of seven directors, all of which, other than Mr. Frakes, were identified and proposed for consideration for the Board of Directors by such Fox Paine Entities. Global Indemnity plc will assume the obligations of United America Indemnity under the shareholders agreement. Following the Transaction, the right of Fox Paine Entities to appoint directors to the board will be included in Global Indemnity plc’s memorandum and articles of association, which will permit certain Fox Paine affiliates to appoint by written notice to the board a certain number of directors, dependent on their percentage ownership of voting shares in Global Indemnity plc for so long as Fox Paine & Company and its affiliates hold an aggregate of 25% or more of the voting power in the company.

Our board of directors, in turn, and subject to its fiduciary duties under Cayman Islands law and Irish law, appoints or will appoint, as applicable, the members of our senior management, who also have fiduciary duties to the Company. As a result, the Fox Paine Entities have the ability to control the appointment of the members of our senior management and to prevent any changes in senior management that other shareholders, or that other members of our board of directors, may deem advisable.

Legislative and Regulatory Action Could Materially and Adversely Affect Us Regardless of Whether or Not We Complete the Transaction.

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely or could broaden the circumstances under which we would be considered a U.S. resident regardless of whether we complete the Transaction, each of which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding the Transaction or limiting our ability to take advantage of the tax treaties between Ireland and the U.S., we could be subjected to increased taxation. In addition, any future amendments to the current income tax treaty between Ireland and the U.S. could subject us to increased taxation.

As a company incorporated in the European Union, Global Indemnity plc is subject to European Union law and this could impose regulatory burdens on Global Indemnity plc in the future.

Our Effective Tax Rate May Increase After the Transaction.

While the Transaction is not anticipated to have any material impact on our effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate (which include the potential legislative actions described above), and our effective tax rate may increase and any such increase may be material.

Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

The Transaction Will Result In Additional Direct and Indirect Costs, Even If It Is Not Completed.

Although we do not expect these costs to be material, we will incur additional direct costs as a result of the Transaction. In addition to Global Indemnity plc being incorporated in Ireland and being governed by Irish law, we will expand our presence in Ireland. In general, we will hold at least half of our board of directors meetings in Ireland. We also expect to incur costs and expenses, including professional fees, to comply with Irish corporate and tax laws and financial reporting requirements. In addition, we expect to incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses and financial printing expenses in connection with the Transaction, even if the scheme of arrangement, pursuant to which we will effect the redomestication (the “Scheme of Arrangement”) is not approved or completed. The Transaction also may negatively affect us by diverting attention of our management and employees from our operating business during the period of implementation and by increasing other administrative costs and expenses.

We May Choose to Abandon or Delay the Transaction.

We may abandon or delay the Transaction at any time prior to the Scheme of Arrangement becoming effective by action of our board of directors, even after obtaining the necessary approval of United America Indemnity common shareholders at the special meeting of shareholders relating to this transaction and sanction of the Grand Court of the Cayman Islands (the “Grand Court”). While we currently expect to complete the Transaction as soon as practicable after obtaining shareholder approval of the Scheme of Arrangement at the Special Meeting and sanction of the Grand Court, our board of directors may delay the Transaction for a significant time or may abandon the Transaction after the Special Meeting because, among other reasons, of an increase in our estimated cost of the Transaction or a determination by the board of directors that completing the Transaction is no longer in our best interest or the best interests of our shareholders or may not result in the benefits we expect. Additionally, we may not be able to obtain the requisite shareholder approval or court sanction.

If the Shareholders of United America Indemnity Do Not Approve the Proposal Relating to Global Indemnity plc’s Distributable Reserves Proposal, Global Indemnity Plc May Not Have Sufficient Distributable Reserves to Pay Dividends (or to Repurchase or Redeem Shares) Following the Transaction. In Addition, There Is No Guarantee That Irish High Court Approval of the Creation of Distributable Reserves Will Be Forthcoming.

Under Irish law, dividends must be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves,” which Global Indemnity plc will not have immediately following the Transaction. If the Scheme of Arrangement is approved, shareholders of United America Indemnity also will be asked at the special meeting of shareholders to approve the reduction of share premium of Global Indemnity plc to allow the creation of distributable reserves of Global Indemnity plc (through the reduction of the share premium account of Global Indemnity plc), so that we may pay dividends and repurchase or redeem shares. The approval of the distributable reserves proposal is not a condition to the consummation of the Transaction. Accordingly, if the common shareholders of United America Indemnity approve the Scheme of Arrangement but do not approve the distributable reserves proposal, and the Transaction is consummated, Global Indemnity plc may not have sufficient distributable reserves to make distributions or pay dividends (or to repurchase or redeem shares) following the Transaction.

In addition, the creation of distributable reserves requires the approval of the Irish High Court. Although we are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves, the issuance of the required order is a matter for the discretion of the Irish High Court and there is no guarantee that such approval will be forthcoming. Even if the Irish High Court does approve the creation of distributable reserves, it may take substantially longer than we anticipate.

As a Result Of Different Shareholder Voting Requirements in Ireland Relative to the Cayman Islands, We Will Have Less Flexibility with Respect to Certain Aspects of Capital Management Than We Now Have.

Under Cayman Islands law, our directors may issue, without shareholder approval, any common shares authorized in our memorandum of association that are not already issued. Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Additionally, subject to specified exceptions, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory pre-emptive rights with respect to any particular allotment of shares. These authorizations must be renewed by the shareholders at least every five years and we cannot guarantee that these authorizations will always be approved, which could limit our ability to issue equity. While we do not believe that the differences between Cayman Islands law and Irish law relating to our capital management will have an adverse effect on us, situations may arise where the flexibility we now have in the Cayman Islands would have provided benefits to our shareholders.

After The Transaction, A Future Transfer of Global Indemnity Plc Ordinary Shares May Be Subject to Irish Stamp Duty.

Transfers by shareholders who hold their Global Indemnity plc ordinary shares beneficially through banks, brokers, trustees, custodians or other nominees, which in turn hold those shares through DTC, will not be subject to Irish stamp duty where such transfers are to holders who also hold through DTC. If shareholders hold their Global Indemnity plc ordinary shares directly rather than beneficially, any purchase of their shares will be subject to Irish stamp duty. Irish stamp duty is currently at the rate of 1% of the price paid or, if higher, the market value of the ordinary shares acquired. Any transfer of Global Indemnity plc ordinary shares which is subject to Irish stamp duty will not be registered in the name of the buyer unless an instrument of transfer is executed by or on behalf of the seller, is duly stamped and is provided to our transfer agent. Only registered shareholders of Global Indemnity plc will be entitled to receive dividends. Subject to certain exceptions, only registered shareholders of Global Indemnity plc will be entitled to vote in general meetings of Global Indemnity plc. The potential for stamp duty could adversely affect the price of Global Indemnity plc ordinary shares.

Dividends Received by Shareholders May Be Subject to Irish Dividend Withholding Tax.

In certain circumstances, as an Irish tax resident company, we are required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. In the majority of cases, shareholders resident in the U.S. will not be subject to Irish dividend withholding tax, and shareholders resident in a number of other countries will not be subject to Irish dividend withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our shares.

Dividends Received by Shareholders Could Be Subject to Irish Income Tax.

Dividends paid in respect of our shares will generally not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Global Indemnity plc.

Global Indemnity plc shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Global Indemnity plc.

A Change of Control Could Accelerate Certain of Our Indebtedness.

We have $90.0 million principal amount of Notes outstanding under the Note and Guarantee Agreement dated as of July 20, 2005. Pursuant to the terms of these Notes, if Global Indemnity plc ceases to be an affiliate of the Fox Paine Entities, then unless certain ratings of United America Indemnity or Global Indemnity plc and its subsidiaries remain constant, we will be required to offer to repurchase such indebtedness pursuant to a change of control provision set forth therein.

The Total Market Capitalization of Global Indemnity Plc Ordinary Shares After the Transaction May Be Lower Than the Total Market Capitalization of United America Indemnity Common Shares Before the Transaction

Reducing the number of outstanding shares through the one-for-two exchange pursuant to the Transaction is intended, absent other factors, to increase the per share market price of Global Indemnity plc ordinary shares. However, other factors, such as financial results, market conditions and the market perception of our business and the one-for-two exchange may adversely affect the market price of Global Indemnity plc ordinary shares. As a result, there can be no assurance that the one-for-two exchange pursuant to the Transaction, if completed, will result in the intended benefits, that the market price of Global Indemnity plc will increase following the Transaction or that the market price of Global Indemnity plc will not decrease in the future. Additionally, we cannot assure our shareholders that the market price per share of Global Indemnity plc after the Transaction will increase in proportion to the reduction in the number of United America Indemnity common shares outstanding before the Transaction. Accordingly, the total market capitalization of Global Indemnity plc ordinary shares after the Transaction may be lower than the market capitalization of United America Indemnity common shares before the Transaction.

The Transaction May Result in Some Shareholders Owning “Odd Lots” of Less Than 100 Shares of Global Indemnity Plc Ordinary Shares

The Transaction may result in some shareholders owning “odd lots” of less than 100 shares of Global Indemnity plc ordinary shares because of the one-for-two exchange of Global Indemnity plc ordinary shares for United America Indemnity common shares. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 71,150 square feet of office space in Bala Cynwyd, Pennsylvania, which serves as the headquarters location for our Insurance Operations, pursuant to a lease that expires on December 31, 2013. In addition, we lease approximately 29,800 square feet of additional office space in Arizona, California, Georgia, Illinois, New York, North Carolina, and Texas, which serve as office space for our field offices, pursuant to various leases that expire at various times from June 30, 2010 to March 31, 2016. Some of the office space in California also serves as office space for our claims operations. We also lease approximately 1,600 square feet of office space in Hamilton, Bermuda, which is used by our Reinsurance Operations, pursuant to a lease that expires on December 31, 2013.

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

On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld a jury verdict in favor of United National Insurance Company, an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. See Note 12 of the notes to consolidated financial statements in Item 8 of Part II of this report for details concerning this legal proceeding.

Item 4.	Submission Of Matters To A Vote Of Security Holders

The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders on October 27, 2009:

1. Election of the following nominees to our Board of Directors.

Nominee	Votes For	Votes Against	Votes Abstained

Saul A. Fox	261,715,487	14,129,278	656,439
Larry A. Frakes	267,661,688	8,186,080	653,436
Stephen A. Cozen	266,596,209	9,251,859	653,136
Seth J. Gersch	267,261,051	8,584,014	656,139
James R. Kroner	268,051,467	7,799,098	650,639
Chad A. Leat	268,294,198	7,779,636	427,370
Michael J. Marchio	268,059,572	7,791,293	650,339

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditor for 2009 and the authorization of our Board of Directors acting by its Audit Committee to set the fees for the independent auditor.

Votes For	Votes Against	Votes Abstained

275,793,080	695,395	12,729

3. Election of the following nominees to the Wind River Reinsurance Company, Ltd. Board of Directors.

Nominee	Votes For	Votes Against	Votes Withheld

Alan Bossin	275,839,880	—	661,324
Larry A. Frakes	275,803,913	—	697,291
Troy W. Santora	275,841,819	—	659,385
Janita Burke Waldron (Alternate Director)	275,840,054	—	661,150

4. Approval of the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, as the independent auditor of Wind River Reinsurance Company, Ltd. for 2009.

Votes For	Votes Against	Votes Abstained

275,870,510	608,155	22,539

5. Approval of the payment of an arrangement fee and a backstop fee to Fox Paine & Company in connection with the Rights Offering.

Votes For	Votes Against	Votes Abstained

150,399,810	6,276,258	119,825,136

6. Approval of the GAAP audited financial statements of Wind River Reinsurance Company, Ltd. and the report of the independent auditors on these financial statements.

Votes For	Votes Against	Votes Abstained

222,835,120	—	—

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Class A Common Shares

Our Class A common shares, par value $0.0001 per share, began trading on the Nasdaq Global Market, formerly the Nasdaq National Market, under the symbol “UNGL” on December 16, 2003. On March 14, 2005 we changed our symbol to “INDM.” The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common shares, as reported by the Nasdaq Global Select Market:

	High	Low

Fiscal Year Ended December 31, 2009:
First Quarter	$13.48	$3.70
Second Quarter	6.47	3.73
Third Quarter	7.69	4.37
Fourth Quarter	8.91	6.62
Fiscal Year Ended December 31, 2008:
First Quarter	$21.44	$17.52
Second Quarter	20.22	13.22
Third Quarter	17.64	11.75
Fourth Quarter	15.74	8.46

There is no established public trading market for our Class B common shares, par value $0.0001 per share.

As of February 25, 2010, there were approximately 2,100 beneficial holders of record of our Class A common shares. As of February 25, 2010, there were 10 holders of record of our Class B common shares, all of whom are affiliates of Fox Paine & Company.

Performance of Our Class A Common Shares

	12/16/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
United America Indemnity, Ltd.	$100.0	$103.9	$109.5	$108.0	$149.0	$117.2	$75.4	$46.6
NASDAQ Insurance Index	100.0	103.1	123.4	134.9	151.2	150.0	132.5	133.2
NASDAQ Composite Index	100.0	104.1	113.1	114.6	125.5	137.8	82.0	117.9

Note:	We completed our Rights Offering on May 5, 2009, which increased our total outstanding Class A common shares by 17.2 million shares. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Recent Sales of Unregistered Securities

On May 5, 2009, we completed the Rights Offering in which a total of 17,178,421 Class A common shares and 11,435,244 Class B common shares were issued. The issuance of the Class A common shares included 41,588 Class A common shares issued to an affiliate of Fox Paine & Company in a private placement pursuant to Section 4(2) of the Securities Act, as amended. The affiliate of Fox Paine & Company purchased the 41,588 Class A common shares for $3.50 per share, which was the subscription price at which all Class A common shareholders and Class B common shareholders were entitled to purchase additional shares. All other shares issued in the Rights Offering were issued pursuant to a registration statement. The net proceeds of $91.8 million were used to support our strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Purchases of Our Class A Common Shares

Our Share Incentive Plan allows employees to surrender shares of our Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. During 2009, we purchased an aggregate of 27,057 of surrendered Class A common shares from our employees for $0.2 million. All shares purchased from employees are held as treasury stock and recorded at cost.

As part of the Rights Offering that was completed in May 2009, we purchased 10,000 Class A common shares for $0.04 million that had been purchased by a former employee with the non-transferable Class A Rights that were distributed to that former employee for Class A common shares held of non-vested restricted stock. Since the restricted stock was not vested, the former employee, upon leaving the Company, had to forfeit those Class A common shares that had been purchased with the non-transferable Class A Rights that were distributed on that restricted stock. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Dividend Policy

We did not declare or pay cash dividends on any class of our common shares in 2009 or 2008, and we do not anticipate paying any cash dividends on any class of our common shares in the foreseeable future. However, this is subject to future determinations by the Board of Directors based on our results, financial conditions, amounts required to grow our business, and other factors deemed relevant by the Board.

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

See Note 16 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2009 and the maximum amount of distributions that they could pay as dividends in 2010.

For 2010, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. In the future, we anticipate paying dividends from Wind River Reinsurance to fund obligations of United America Indemnity. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2009 statutory financial statements that will be filed in 2010, Wind River Reinsurance could pay a dividend of up to $175.8 million without requesting BMA approval.

Under the Companies Act, Wind River Reinsurance may only declare or pay a dividend if Wind River Reinsurance has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

In 2009, profit distributions (not in respect to liquidations) by the Luxembourg Companies were generally subject to Luxembourg dividend withholding tax at a rate of 15%, unless a domestic law exemption or a lower tax treaty rate applies. There is no Luxembourg dividend withholding tax in 2009. Dividends paid by any of the Luxembourg Companies to their Luxembourg resident parent company are exempt from Luxembourg dividend withholding tax, provided that at the time of the dividend distribution, the resident parent company has held (or commits itself to continue to hold) 10% or more of the nominal paid up capital of the distributing entity or, in the event of a lower percentage participation, a participation having an acquisition price of Euro 1.2 million or more for a period of at least twelve months.

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

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
(Dollars in thousands)

Consolidated Statements of Operations Data:
Gross premiums written	$340,999	$378,700	$563,112	$652,965	$622,878
Net premiums written	290,995	309,080	490,535	560,535	519,733
Net premiums earned	301,674	382,508	536,323	546,469	475,430
Net realized investment gains (losses)	15,862	(50,259)	968	(570)	554
Total revenues	387,750	400,079	614,632	612,437	523,102
Impairments of goodwill and intangible assets	—	(96,449)	—	—	—
Income (loss) from continuing operations(1)	75,437	(141,560)	98,917	89,338	64,751
Net income (loss)	75,437	(141,560)	98,917	99,418	65,593
Per share data:(2)
Income (loss) from continuing operations(1)	$75,437	$(141,560)	$98,917	$89,338	$64,751
Basic	1.46	(3.87)	2.40	2.18	1.62
Diluted	1.46	(3.87)	2.38	2.16	1.59
Net income (loss) available to common shareholders	$75,437	$(141,560)	$98,917	$99,418	$65,593
Basic	1.46	(3.87)	2.40	2.43	1.64
Diluted	1.46	(3.87)	2.38	2.41	1.61
Weighted-average number of shares outstanding
Basic	51,712,098	36,556,189	41,258,027	40,957,109	39,983,638
Diluted	51,763,220	36,556,189	41,570,239	41,336,616	40,669,413

(1)	The results of our discontinued operations for 2009, 2008, and 2007 relating to our Agency Operations that were sold in 2006 are included in income from continuing operations due to immateriality. The results of discontinued operations continue to be stated separately for 2006 and 2005.

(2)	In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

(3)	In May 2009, we issued 17.2 million Class A common shares and 11.4 million Class B common shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering in accordance with appropriate accounting guidance. As a result, share counts for the prior periods have been restated.

Consolidated Insurance Operating Ratios based on our GAAP Results:(1)
Before purchase accounting adjustments:
Loss ratio(2)(3)	56.2	79.8	55.8	55.7	58.0
Expense ratio	39.8	37.3	32.5	31.8	33.2

Combined ratio(2)(3)	96.0	117.1	88.3	87.5	91.2

Impact of purchase accounting adjustments:
Loss ratio	—	—	—	—	2.6
Expense ratio	—	—	—	—	(2.9)

Combined ratio	—	—	—	—	(0.3)

As reported, after purchase accounting adjustments:
Loss ratio(2)(3)	56.2	79.8	55.8	55.7	60.6
Expense ratio	39.8	37.3	32.5	31.8	30.3

Combined ratio(2)(3)	96.0	117.1	88.3	87.5	90.9

Net/gross premiums written	85.3	81.6	87.1	85.8	83.4

Financial Position as of Last Day of Period:
Total investments and cash and cash equivalents	$1,731,314	$1,599,528	$1,765,103	$1,656,664	$1,419,564
Reinsurance receivables, net of allowance	543,351	679,277	719,706	982,502	1,278,156
Total assets	2,445,780	2,477,059	2,775,172	2,984,616	3,102,002
Senior notes payable	90,000	90,000	90,000	90,000	90,000
Junior subordinated debentures	30,929	30,929	46,393	61,857	61,857
Unpaid losses and loss adjustment expenses	1,257,741	1,506,429	1,503,237	1,702,010	1,914,224
Total shareholders’ equity	831,976	631,993	836,276	763,270	639,927

(1)	Our insurance operating ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios. The ratios presented here represent the consolidated results of both our Insurance Operations and Reinsurance Operations.

(2)	Our 2009 loss and combined ratios were impacted by a $9.1 million reduction of net losses and loss adjustment expenses for prior accident years. Our 2008 loss and combined ratios were impacted by a $34.9 million increase of net losses and loss adjustment expenses for prior accident years. Our 2007 loss and combined ratios were impacted by a $29.1 million reduction of net losses and loss adjustment expenses for prior accident years. Our 2006 loss and combined ratios were impacted by a $15.6 million reduction of net losses and loss adjustment expenses for prior accident years. See “Results of Operations” in Item 7 of Part II of this report for details of these items and their impact on the loss and combined ratios.

(3)	Our loss and combined ratios for 2009, 2008, 2007, 2006, and 2005 include $5.8 million, $21.5 million, $1.7 million, $4.6 million, and $8.0 million, respectively, of catastrophic losses. See “Results of Operations” in Item 7 of Part II of this report for a discussion of the impact of these losses on the loss and combined ratios.

No cash dividends were declared on common stock in any year presented in the table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Redomestication to Ireland

On February 16, 2010, we announced that our Board of Directors has unanimously approved a plan for us to re-domicile from the Cayman Islands to Ireland. Our shareholders will be asked to vote in favor of completing the reorganization proposal at a special shareholders meeting. If the proposal is accepted, we will become a wholly-owned subsidiary of Global Indemnity plc, an Irish company.

If the move to Ireland is approved, our Class A common shares will be exchanged for Global Indemnity plc’s Class A ordinary shares on a two-for-one basis, which will trade on The NASDAQ Global Select Market under the ticker symbol “GBLI.” Global Indemnity plc will be subject to U.S. Securities and Exchange Commission reporting requirements, the mandates of the U.S. Sarbanes-Oxley Act, and the corporate governance rules of Nasdaq. Global Indemnity plc will continue to report our consolidated financial results in U.S. dollars and under U.S. generally accepted accounting principles. If required by Irish law, audited consolidated annual financial statements prepared in accordance with Irish generally accepted accounting principles will also be made available to shareholders. In addition to shareholder approval, the move to Ireland is subject to an order from the Grand Court of the Cayman Islands sanctioning the transaction.

Haiti Earthquake

On January 12, 2010, a massive earthquake struck the Republic of Haiti that devastated the capital city Port-au-Prince and resulted in widespread damage. We do not expect much, if any, catastrophe loss exposure as insurance penetration in Haiti has historically been low. Any exposure that may develop would be as a result of tsunami activity that affected neighboring islands where we have exposure. At this time, however, we do not expect any significant exposure.

California Mudslides and Flooding

In January 2010, the southern California coast was battered by multiple heavy rainstorms that caused mudslides and flooding which resulted in significant property losses. We do not expect much, if any, catastrophe loss exposure since we expect losses to be within the retention limits of our property catastrophe reinsurance coverage.

Chile Earthquake

In February 2010, a massive earthquake struck the Republic of Chile that resulted in widespread damage. We do not anticipate any catastrophe loss exposure as our current exposures do not include Chilean risks. Any exposure that may develop would be as a result of tsunami activity that affected the Australian, Asian, or Pacific island regions where we have exposure. At this time, however, we do not expect any significant exposure.

Europe Winter Storm

In February 2010, a late winter storm with fierce rain and hurricane strength winds hit western Europe. At this time, we do not know the extent of our catastrophe loss exposure, if any.

Appointment of Thomas M. McGeehan

On December 8, 2009, we announced the appointment of Thomas M. McGeehan as Senior Vice President and Chief Financial Officer, effective as of that day. Mr. McGeehan had been serving as Interim Chief Financial Officer since May 2008.

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

In 2009, the internal workpapers supporting our reserves were reviewed by independent actuaries for the third quarter of 2009, and our reserves were reviewed in detail by independent actuaries for the second and fourth quarters of 2009. We do not rely upon the review by the independent actuaries to develop our reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.

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

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these continuing developments, management increased gross and net A&E reserves during the second quarter of 2008 to reflect its best estimate of A&E exposures. In 2009, one of our insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

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

Management’s best estimate at December 31, 2009 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,257.7 million and $730.3 million, respectively, as of December 31, 2009. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of December 31, 2009 is as follows:

	Gross Reserves
	Case	IBNR(1)	Total
(Dollars in thousands)

Insurance Operations	$412,395	$809,121	$1,221,516
Reinsurance Operations	8,633	27,592	36,225

Total	$421,028	$836,713	$1,257,741

	Net Reserves(2)
	Case	IBNR(1)	Total
(Dollars in thousands)

Insurance Operations	$240,242	$454,718	$694,960
Reinsurance Operations	8,228	27,140	35,368

Total	$248,470	$481,858	$730,328

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $178.5 million for claims occurring during the nine months ended December 31, 2009:

		Severity Change
		−10%	−5%	0%	5%	10%
(Dollars in thousands)

Frequency Change	−5%	$(25,881)	$(17,403)	$(8,925)	$(446)	$8,032
	−3%	(22,668)	(14,012)	(5,355)	3,302	11,959
	−2%	(21,062)	(12,316)	(3,570)	5,176	13,922
	−1%	(19,456)	(10,620)	(1,785)	7,050	15,886
	0%	(17,849)	(8,925)	—	8,925	17,849
	1%	(16,243)	(7,229)	1,785	10,799	19,813
	2%	(14,636)	(5,533)	3,570	12,673	21,776
	3%	(13,030)	(3,838)	5,355	14,547	23,739
	5%	(9,817)	(446)	8,925	18,295	27,666

Our net reserves for losses and loss expenses of $725.3 million as of December 31, 2009 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At December 31, 2009, our reinsurance receivables were $543.4 million, net of an allowance for uncollectible reinsurance receivables of $12.9 million. For a listing of the ten reinsurers for which we have the largest reinsurance asset amounts as of December 31, 2009, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report. See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more details concerning the collectibility of our reinsurance receivables.

Investments

The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During our review, we consider credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which we determine that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 2 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.

For an analysis of our securities with gross unrealized losses as of December 31, 2009 and 2008, and for other than temporary losses that we recorded for the years ended December 31, 2009, 2008, and 2007, please see Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Fair Value Measurements

We categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information about the fair value hierarchy and our assets that are accounted for at fair value.

Goodwill and Intangible Assets

In 2008, we impaired all of the goodwill and $12.2 million of intangible assets associated with our merger with Penn-America Group, Inc. This resulted in an after-tax loss of $92.2 million. See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details concerning this impairment and a discussion of the results of our 2008 impairment testing of goodwill and other definite and indefinite lived assets. As of December 31, 2009, we had $9.2 million of remaining intangible assets, net of accumulated amortization.

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

Our intangible assets that are deemed to have an indefinite useful life, which includes trade names and state insurance licenses, are not amortized. Our intangible assets that are not deemed to have an indefinite useful life, which includes software technology, are amortized over their useful lives. Due to the results of our 2008 impairment testing, we determined that our remaining intangible assets that are not deemed to have an indefinite useful life would be fully amortized by 2010. As a result, we anticipate that amortization expense will be $0.04 million in 2010. This amount is subject to change, however, based upon subsequent reviews of recoverability and useful lives that are performed at least annually.

Taxation

We provide for income taxes in accordance with applicable accounting guidance. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of December 31, 2009. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

In 2009, we recognized $8.6 million of investment income related to the liquidation of investments in two limited partnerships. Our 2009 tax provision includes federal income tax expense of $3.0 million related to this investment income.

We apply a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of our tax uncertainties.

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

See “Business Segments” in Item 1 of Part I of this report for a description of our segments.

The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Years Ended December 31,
	2009		2008	2007
(Dollars in thousands)

Insurance Operations premiums written:
Gross premiums written	$267,992		$353,130	$536,835
Ceded premiums written	49,728		47,651	58,561

Net premiums written	$218,264		$305,479	$478,274

Reinsurance Operations premiums written:
Gross premiums written	$73,007		$25,570	$26,277
Ceded premiums written	276		21,969	14,016

Net premiums written	$72,731		$3,601	$12,261

Revenues:(1)
Insurance Operations	$250,409		$374,174	$530,516
Reinsurance Operations	51,265		8,334	5,807

Total revenues	$301,674		$382,508	$536,323

Expenses:(2)
Insurance Operations	$252,494	(3)	$431,114 (3)	$466,235	(3)
Reinsurance Operations	36,817		16,827	7,730

Subtotal	289,311		447,941	473,965
Intercompany eliminations	—		—	(543)

Net expenses	$289,311		$447,941	$473,422

Income (loss) from segments:
Insurance Operations	$(2,085)		$(56,940)	$64,281
Reinsurance Operations	14,448		(8,493)	(1,923)

Subtotal	12,363		(65,433)	62,358
Intercompany eliminations	—		—	543

Total income (loss) from segments	$12,363		$(65,433)	$62,901

Insurance combined ratio analysis:(4)
Insurance Operations
Loss ratio	58.4		78.5	55.7
Expense ratio	42.4		36.7	32.2

Combined ratio	100.8		115.2	87.9

Reinsurance Operations
Loss ratio	45.2		136.2	62.3
Expense ratio	26.6		65.7	70.8

Combined ratio	71.8		201.9	133.1

Consolidated
Loss ratio	56.2		79.8	55.8
Expense ratio	39.8		37.3	32.5	(5)

Combined ratio	96.0		117.1	88.3	(5)

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $1,342, $1,871, and $2,390 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2009, 2008, and 2007, respectively.

(4)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

(5)	Includes intercompany eliminations of $(543).

Results of Operations

All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Insurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

			Increase/(Decrease)
	2009	2008	$	%
(Dollars in thousands)

Gross premiums written:
Penn-America	$124,914	$172,869	$(47,955)	(27.7)%
United National	62,059	88,884	(26,825)	(30.2)%
Diamond State	81,019	91,377	(10,358)	(11.3)%

Total	$267,992	$353,130	$(85,138)	(24.1)%

Net premiums written:
Penn-America	$101,320	$158,136	$(56,816)	(35.9)%
United National	50,036	74,964	(24,928)	(33.3)%
Diamond State	66,908	72,379	(5,471)	(7.6)%

Total	$218,264	$305,479	$(87,215)	(28.6)%

Net premiums earned:
Penn-America	$125,342	$200,991	$(75,649)	(37.6)%
United National	57,344	92,449	(35,105)	(38.0)%
Diamond State	67,723	80,734	(13,011)	(16.1)%

Total	250,409	374,174	(123,765)	(33.1)%
Losses and expenses:
Net losses and loss adjustment expenses	146,197	293,820	(147,623)	(50.2)%
Acquisition costs and other underwriting expenses(1)	106,297	137,294	(30,997)	(22.6)%

Income (loss) from underwriting	$(2,085)	$(56,940)	$54,855	(96.3)%

Underwriting Ratios:
Loss ratio:
Current accident year	62.0	69.7	(7.7)
Prior accident year	(3.6)	8.8	(12.4)

Calendar year	58.4	78.5	(20.1)
Expense ratio	42.4	36.7	5.7

Combined ratio	100.8	115.2	(14.4)

(1)	Includes excise tax of $1,342 and $1,871 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2009 and 2008, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $268.0 million for 2009, compared with $353.1 million for 2008, a decrease of $85.1 million or 24.1%.

•	Penn-America gross premiums written were $124.9 million for 2009, compared with $172.9 million for 2008, a decrease of $48.0 million, or 27.7%. The decrease was primarily due to a reduction of $11.0 million due to terminated programs and agents and a reduction of $37.0 million from price decreases in the aggregate of approximately 2.9% and other market factors.

•	United National gross premiums written were $62.1 million for 2009, compared with $88.9 million for 2008, a decrease of $26.8 million, or 30.2%. The decrease was primarily due to a reduction of $19.7 million due to terminated programs and agents and a reduction of $7.1 million from price decreases in the aggregate of approximately 3.8% and from other market factors.

•	Diamond State gross premiums written were $81.0 million for 2009, compared with $91.4 million for 2008, a decrease of $10.4 million, or 11.3%. The decrease was primarily due to a reduction of $4.5 million due to terminated programs and agents and a reduction of $5.9 million from price decreases in the aggregate of approximately 0.7% and other market factors.

Net premiums written, which equal gross premiums written less ceded premiums written, was $218.3 million for 2009, compared with $305.5 million for 2008, a decrease of $87.2 million or 28.6%. The decrease was primarily due to the reduction of gross premiums written noted above.

The ratio of net premiums written to gross premiums written was 81.4% for 2009 and 86.5% for 2008, a decline of 5.1 points, which was primarily due to $11.5 million of ceded premiums written to a new quota share treaty that we executed on Penn-America’s property lines of business effective January 1, 2009 and changes in our mix of business.

Net premiums earned were $250.4 million for 2009, compared with $374.2 million for 2008, a decrease of $123.8 million or 33.1%. The decrease was primarily due to the reduction of net premiums written noted above. Property net premiums earned for 2009 and 2008 were $103.5 million and $137.9 million, respectively. Casualty net premiums earned for 2009 and 2008 were $146.9 million and $236.3 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Insurance Operations was 58.4% for 2009 compared with 78.5% for 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The impact of changes to prior accident years is 12.4 points resulting from a decrease of net losses and loss adjustment expenses for prior accident years of $9.1 million in 2009 compared to an increase of net losses and loss adjustment expenses for prior accident years of $33.0 million in 2008. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•	In 2009, we reduced our prior accident year loss reserves by $8.4 million and reduced our allowance for uncollectible reinsurance by $0.7 million. The reduction of our prior accident year loss reserves primarily consisted of a $5.5 million reduction in our property lines, a $2.9 million reduction in our general liability lines, and a $4.7 million reduction in our umbrella lines, offset by a $4.7 million increase in our professional liability lines:

1.	The reduction in the property lines primarily consisted of reductions related to accident year 2006 through 2008 due to better than expected loss emergence in brokerage.

2.	The reduction in the general liability lines primarily consisted of net reductions of $13.5 million related to accident years 2006 and prior due to loss emergence that had been consistently lower than expected during the year, partially offset by increases of $10.6 million to accident years 2007 and 2008 that were driven by a large claim and an increase in our construction defect provisions for Penn America.

3.	The reduction in the umbrella lines primarily consisted of net reductions of $5.1 million related to accident years 2007 and prior that were driven by loss emergence throughout the year that was consistently better than expected, partially offset by increases of $0.4 million related to accident year 2008.

4.	The increase to the professional liability lines primarily consisted of increases of $10.1 million related to accident years 2007 and 2008 due to an increase in severity, partially offset by net reductions of $5.4 million primarily related to accident years 2006 and prior.

The reduction in our allowance for uncollectible reinsurance is primarily due to the decrease in the amount of our carried reinsurance receivables.

•	In 2008, we increased our prior accident year loss reserves by $29.9 million and increased our allowance for uncollectible reinsurance by $3.1 million. The loss reserves increase of $29.9 million consisted of increases of $15.9 million in our general liability lines and $15.7 million in our professional liability lines, offset by reductions of $1.2 million in our property lines and $0.5 million in our umbrella lines.

1.	The increase to the general liability lines consisted of increases of $20.5 million related to accident years 2006, 2007, and 2001 and prior, offset by reductions of $4.6 million related to accident years 2002 through 2005. The increases in 2006 and 2007 are primarily related to greater severity.

2.	The increase to the professional liability lines consisted of increases of $17.7 million related to accident years 2006 and 2007, offset by reductions of $2.0 million related to accident years 2005 and prior. The increases in 2006 and 2007 are primarily related to greater severity.

3.	The reduction in property lines consisted of reductions of $2.6 million related to accident years 2008 and 2003 and prior, offset by increases of $1.4 million primarily related to accident years 2004 through 2006.

4.	The reduction in umbrella lines was primarily related to accident years 2004 and prior. The increases in 2006 and 2007 in our professional and general liability lines are primarily related to greater severity.

The current accident year loss ratio decreased 7.7 points in 2009 primarily due to a decrease in both the property and casualty loss ratios:

•	The current accident year property loss ratio decreased 13.9 points from 69.2% in 2008 to 55.3% in 2009, which consists of an 11.4 point decrease in the catastrophe loss ratio from 15.3% in 2008 to 3.9% in 2009 and a 2.5 point decrease in the non-catastrophe loss ratio from 53.9% in 2008 to 51.4% in 2009. Catastrophe losses were $4.0 million and $21.1 million in 2009 and 2008, respectively. Catastrophe losses in 2008 included net loss and loss adjustment expenses related to Hurricanes Ike and Gustav, which occurred in September 2008, and storms in the Midwest that occurred in the first half of 2008. Property net premiums earned for 2009 and 2008 were $103.5 million and $137.9 million, respectively.

•	The current accident year casualty loss ratio decreased 3.2 points from 70.0% in 2008 to 66.8% in 2009 primarily due to changes in our mix of business. Casualty net premiums earned for 2009 and 2008 were $146.9 million and $236.3 million, respectively.

Net losses and loss adjustment expenses were $146.2 million for 2009, compared with $293.8 million for 2008, a decrease of $147.6 million or 50.2%. Excluding the $9.1 million reduction of net losses and loss adjustment expenses for prior accident years in 2009 and the $33.0 million increase of net losses and loss adjustment expenses for prior accident years in 2008, the current accident year net losses and loss adjustment expenses were $155.3 million and $260.8 million for 2009 and 2008, respectively. This decrease is primarily attributable to a decrease in net premiums earned and the decline in the loss ratio as described above.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $106.3 million for 2009, compared with $137.3 million for 2008, a decrease of $31.0 million or 22.6%. The decrease is due to a $32.5 million decrease in acquisition costs, offset by a $1.5 million increase in other underwriting expenses.

•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.

•	The increase in other underwriting expenses is primarily due to the incurrence of infrastructure costs related to new product development, information technology upgrades, and additional office locations.

Expense and Combined Ratios

The expense ratio for our Insurance Operations was 42.4% for 2009, compared with 36.7% for 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above.

The combined ratio for our Insurance Operations was 100.8% for 2009, compared with 115.2% for 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $9.1 million reduction of prior accident year loss reserves in 2009 and a $33.0 million increase of prior accident year loss reserves in 2008, the combined ratio decreased from 106.4% for 2008 to 104.4% for 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (loss) from underwriting

The factors described above resulted in a loss from underwriting for our Insurance Operations of $2.1 million for 2009, compared with a loss from underwriting of $56.9 million for 2008, a decrease in the loss of $54.8 million.

Reinsurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

			Increase/(Decrease)
	2009	2008	$	%
(Dollars in thousands)

Gross premiums written	$73,007	$25,570	$47,437	185.5%

Net premiums written	$72,731	$3,601	$69,130	1,919.7%

Net premiums earned	$51,265	$8,334	$42,931	515.1%
Losses and expenses:
Net losses and loss adjustment expenses	23,185	11,354	11,831	104.2%
Acquisition costs and other underwriting expenses	13,632	5,473	8,159	149.1%

Income (loss) from underwriting	$14,448	$(8,493)	$22,941	NM

Underwriting Ratios:
Loss ratio:
Current accident year	45.2	112.8	(67.6)
Prior accident year	—	23.4	(23.4)

Calendar year loss ratio	45.2	136.2	(91.0)
Expense ratio	26.6	65.7	(39.1)

Combined ratio	71.8	201.9	(130.1)

NM — Not meaningful.

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $73.0 million for 2009, compared with $25.6 million for 2008, an increase of $47.4 million or 185.5%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009. One of the treaties we entered into during the first quarter was a catastrophe book of business.

Net premiums written, which equal gross premiums written less ceded premiums written, was $72.7 million for 2009, compared with $3.6 million for 2008, an increase of $69.1 million or 1,919.7%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009 and an increase in the amount of gross premiums retroceded to our reinsurers in 2008.

The ratio of net premiums written to gross premiums written was 99.6% for 2009 and 14.1% for 2008, an increase of 85.5 points, which was primarily due to changes in our mix of business. In 2008, one of the largest treaties was 95% retroceded.

Net premiums earned were $51.3 million for 2009, compared with $8.3 million for 2008, an increase of $43.0 million or 515.1%. The increase was primarily due to several new reinsurance treaties that commenced during the first quarter of 2009 and an increase in the amount of gross premiums retroceded to our reinsurers in 2008. Property net premiums earned for 2009 and 2008 were $23.5 million and $0.6 million, respectively. Casualty net premiums earned for 2009 and 2008 were $27.8 million and $7.7 million, respectively.

Net Losses and Loss Adjustment Expenses

The loss ratio for our Reinsurance Operations was 45.2% for 2009 compared with 136.2% for 2008. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

The impact of changes to prior accident years is a reduction of 23.4 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in 2009 and an increase of net losses and loss adjustment expenses for prior accident years of $1.9 million in 2008. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•	In 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases in our general liability lines. The increase to the general liability lines were related to accident years 2007 and 2008.

•	In 2008, we increased our prior accident year loss reserves by $1.9 million, which primarily consisted of an increase of $2.6 million in our professional liability lines, offset by reductions of $0.6 million in our general liability lines and $0.1 million in our property lines. The increase to the professional liability lines was related to accident year 2008. The reduction to the general liability lines was related to accident years 2004 through 2006. The reduction in the property lines was related to accident year 2007.

In 2009, the current accident year loss ratio decreased 67.6 points from 112.8% in 2008 to 45.2% in 2009. In 2008, our book was primarily comprised of casualty business that included a treaty that was not performing profitably and that has since been terminated. In 2009, our book is primarily comprised of approximately 50% casualty and 50% property business, based on net earned premiums.

Net losses and loss adjustment expenses were $23.2 million for 2009, compared with $11.3 million for 2008, an increase of $11.9 million or 104.2%. Excluding the $0.03 million increase of net losses and loss adjustment expenses for prior accident years in 2009 and the $1.9 million increase of net losses and loss adjustment expenses for prior accident years in 2008, the current accident year net losses and loss adjustment expenses were $23.2 million and $9.4 million for 2009 and 2008, respectively. This increase is primarily attributable to an increase in net premiums earned, which increased from $8.3 million in 2008 to $51.3 million in 2009, offset partially by an improved loss ratio in 2009 compared with 2008 as described below.

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses were $13.6 million for 2009, compared with $5.5 million for 2008, an increase of $8.1 million or 149.1%. The increase is due to a $7.8 million increase in acquisition costs and a $0.3 million increase in other underwriting expenses.

•	The increase in acquisition costs is primarily due to an increase in commissions resulting from an increase in net premiums earned.

•	The increase in other underwriting expenses is primarily due to an increase in property and office costs, legal fees, and professional services, partially offset by reductions in total compensation expenses.

Expense and Combined Ratios

The expense ratio for our Reinsurance Operations was 26.6% for 2009, compared with 65.7% for 2008. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The decrease in the expense ratio is primarily due to the increase in net premiums earned noted above.

The combined ratio for our Reinsurance Operations was 71.8% for 2009, compared with 201.9% for 2008. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $0.03 million increase of prior accident year loss reserves in 2009 and a $1.9 million increase of prior accident year loss reserves in 2008, the combined ratio increased from 178.5% for 2008 to 71.8% for 2009. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

Income (Loss) from underwriting

The factors described above resulted in income from underwriting for our Reinsurance Operations of $14.4 million for 2009, compared with a loss from underwriting of $8.5 million for 2008, an increase in income of $22.9 million.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

			Increase/(Decrease)
	2009	2008	$	%
(Dollars in thousands)

Net investment income	$70,214	$67,830	$2,384	3.5%
Net realized investment gains (losses)	15,862	(50,259)	66,121	NM
Corporate and other operating expenses	(16,752)	(13,918)	(2,834)	20.4%
Interest expense	(7,216)	(8,657)	1,441	(16.6)%
Impairments of goodwill and intangible assets	—	(96,449)	96,449	100.0%
Income tax benefit (expense)	(4,310)	29,216	(33,526)	NM
Equity in net loss of partnership, net of tax	5,276	(3,890)	9,166	NM

NM — Not meaningful.

Net Investment Income

Net investment income, which is gross investment income less investment expenses, was $70.2 million for 2009, compared with $67.8 million for 2008, an increase of $2.4 million or 3.5%.

•	Gross investment income, excluding realized gains and losses, was $74.9 million for 2009, compared with $72.8 million for 2008, an increase of $2.1 million or 2.8%. The increase was primarily due to gross investment income of $8.6 million generated from liquidating some of our limited partnership investments offset by reductions due to decreases in interest rates. There was no investment income generated by our limited partnership investments for 2008. Excluding distributions from our limited partnership investments, gross investment income for 2009 decreased 9.0% compared to 2008. This decrease is due to reductions in interest rates. Cash and invested assets, net of payable for securities purchased of $37.3 million, increased to $1,694.1 million as of December 31, 2009 from $1,598.8 million as of December 31, 2008, an increase of $95.3 million or 6.0%. This increase was primarily due to proceeds from the Rights Offering. A portion of these proceeds was invested in a limited partnership which resulted in $1.7 million of equity in net income of partnerships in the consolidated statement of operations. This ownership was redeemed in December 2009. The remaining portion of the proceeds were invested short-term until later in the year at which time they were invested in assets which are expected to produce higher yields in 2010.

•	Investment expenses were $4.7 million for 2009, compared with $5.0 million for 2008, a decrease of $0.3 million or 6.3%. The decrease was primarily due to the decrease in trust fees and a change in fee structure resulting from a change in investment managers.

The average duration of our fixed maturities portfolios was 2.8 years as of December 31, 2009, compared with 3.1 years as of December 31, 2008. Including cash and short-term investments, the average duration of our investments as of December 31, 2009 and 2008 was 2.5 years. At December 31, 2009, our book yield on our fixed maturities, not including cash, was 4.34% compared with 4.95% at December 31, 2008. The book yield on the $194.0 million of municipal bonds in our portfolio was 3.88% at December 31, 2009.

Net Realized Investment Gains (Losses)

Net realized investment gains were $15.9 million for 2009, compared with net realized investment losses of $50.3 million for 2008. The net realized investment gains for 2009 consist primarily of net gains of $5.4 million relative to market value changes in our convertible portfolio and net gains of $16.1 million relative to our fixed maturities and equity portfolios, offset by other than temporary impairment losses of $5.6 million. The net realized investment losses for 2008 consist primarily of net losses of $5.2 million relative to market value declines in our convertible portfolios, other than temporary impairment losses of $32.1 million, net losses of $5.9 million from the sale of Fannie Mae and Freddie Mac preferred stock, and net losses of $6.8 million from the sale of Lehman Brothers corporate bonds.

See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on an after-tax basis for the years ended December 31, 2009 and 2008.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $16.8 million for 2009, compared with $13.9 million for 2008, an increase of $2.8 million or 20.4%. This increase is primarily due to professional fees related to domestication and other corporate initiatives.

Interest Expense

Interest expense was $7.2 million and $8.7 million for 2009 and 2008, respectively. The reduction is due to retiring $15.5 million of trust preferred debt in May 2008, as well as a reduction in LIBOR rates during 2009, which is the basis for interest paid on the trust preferred debt. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our debt.

Impairments of Goodwill and Intangible Assets

Impairments of goodwill and intangible assets were $96.4 million for 2008. There were no impairments in 2009. See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on our impairments.

Income Tax Expense (Benefit)

Income tax expense was $4.3 million for 2009, compared with income tax benefit of $29.3 million for 2008. See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax expense between periods.

Equity in Net Earnings (Loss) of Partnerships

Equity in net earnings of partnerships, net of tax was $5.3 million for 2009, compared with equity in net loss of partnerships, net of tax of $3.9 million for 2008, an increase in income of $9.2 million. The change from a loss in 2008 to income in 2009 was due to the performances of limited partnership investments which invest mainly in high yield bonds and corporate loans. The value of these investments was $1.1 million as of December 31, 2009, so this performance is not likely to repeat in future years.

Net Income (Loss)

The factors described above resulted in net income of $75.4 million for 2009, compared with net loss of $141.6 million for 2008, an increase in income of $217.0 million.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Insurance Operations

The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment, with premium by product classification, are as follows:

			Increase/(Decrease)
	2008	2007	$	%
(Dollars in thousands)

Gross premiums written:
Penn-America	$172,869	$286,439	$(113,570)	(39.6)%
United National	88,884	132,311	(43,427)	(32.8)%
Diamond State	91,377	118,085	(26,708)	(22.6)%

Total	$353,130	$536,835	$(183,705)	(34.2)%

Net premiums written:
Penn-America	$158,136	$266,874	$(108,738)	(40.7)%
United National	74,964	110,649	(35,685)	(32.3)%
Diamond State	72,379	100,751	(28,372)	(28.2)%

Total	$305,479	$478,274	$(172,795)	(36.1)%

Net premiums earned:
Penn-America	$200,991	$317,826	$(116,835)	(36.8)%
United National	92,449	115,118	(22,669)	(19.7)%
Diamond State	80,734	97,572	(16,838)	(17.3)%

Total	374,174	530,516	(156,342)	(29.5)%
Losses and expenses:
Net losses and loss adjustment expenses	293,820	295,624	(1,804)	(0.6)%
Acquisition costs and other underwriting expenses(1)	137,294	170,611	(33,317)	(19.5)%

Income (loss) from underwriting	$(56,940)	$64,281	$(121,221)	(188.6)%

Underwriting Ratios:
Loss ratio:
Current accident year	69.7	61.2	8.5
Prior accident year	8.8	(5.5)	14.3

Calendar year	78.5	55.7	22.8
Expense ratio	36.7	32.2	4.5

Combined ratio	115.2	87.9	27.3

(2)	Includes excise tax of $1,871 and $2,390 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for 2008 and 2007, respectively.

Premiums

Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $353.1 million for 2008, compared with $536.8 million for 2007, a decrease of $183.7 million or 34.2%.

•	Penn-America gross premiums written were $172.9 million for 2008, compared with $286.4 million for 2007, a decrease of $113.5 million, or 39.6%. The decrease was primarily due to a reduction of $41.6 million due to terminations of business that did not meet our profitability requirements, a reduction of $39.3 million from agents that write business in coastal catastrophe prone areas, and a reduction of $32.6 million from price decreases in the aggregate of approximately 4.4% and other market factors.

•	United National gross premiums written were $88.9 million for 2008, compared with $132.3 million for 2007, a decrease of $43.4 million, or 32.8%. The decrease was primarily due to a reduction of $24.9 million due to terminations of business that did not meet our profitability requirements and a reduction of $18.5 million from price decreases in the aggregate of approximately 4.2% and other market factors.

•	Diamond State gross premiums written were $91.4 million for 2008, compared with $118.1 million for 2007, a decrease of $26.7 million, or 22.6%. The decrease was primarily due to a reduction of $5.6 million due to terminations of business that did not meet our profitability requirements and a reduction of $21.1 million from price decreases in the aggregate of approximately 2.1% and other market factors.

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

The impact of changes to prior accident years is 14.3 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $33.0 million in 2008 compared to a $29.0 million reduction of net losses and loss adjustment expenses for prior accident years in 2007. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•	In 2008, we increased our prior accident year loss reserves by $29.9 million and increased our allowance for uncollectible reinsurance by $3.1 million. The loss reserves increase of $29.9 million consisted of increases of $15.9 million in our general liability lines and $15.7 million in our professional liability lines, offset by reductions of $1.2 million in our property lines and $0.5 million in our umbrella lines.

1.	The increase to the general liability lines consisted of increases of $20.5 million related to accident years 2006, 2007, and 2001 and prior, offset by reductions of $4.6 million related to accident years 2002 through 2005. The increases in 2006 and 2007 are primarily related to greater severity.

2.	The increase to the professional liability lines consisted of increases of $17.7 million related to accident years 2006 and 2007, offset by reductions of $2.0 million related to accident years 2005 and prior. The increases in 2006 and 2007 in are primarily related to greater severity.

3.	The reduction in property lines consisted of reductions of $2.6 million related to accident years 2007 and 2003 and prior, offset by increases of $1.4 million primarily related to accident years 2004 through 2006.

4.	The reduction in umbrella lines was primarily related to accident years 2004 and prior. The increases in 2006 and 2007 in our professional and general liability lines are primarily related to greater severity.

•	In 2007, we reduced our prior accident year loss reserves by $24.6 million and reduced our allowance for uncollectible reinsurance by $4.4 million. The loss reserves reduction of $24.6 million consisted of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run- off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for unallocated loss adjustment expenses (“ULAE”) and A&E.

The current accident year loss ratio increased 8.5 points in 2008 primarily due to an increase in both the current property and casualty loss ratios:

•	The current accident year property loss ratio increased 19.7 points from 49.4% in 2007 to 69.1% in 2008, which consists of a 14.3 point increase in the catastrophe loss ratio from 1.0% in 2007 to 15.3% in 2008 and a 5.3 point increase in the non-catastrophe loss ratio from 46.0% in 2007 to 51.3% in 2008. The increase in the catastrophe loss ratio is due to $21.1 million of net loss and loss adjustment expenses primarily related to Hurricanes Ike and Gustav, which occurred in September 2008, and storms in the Midwest that occurred in the first half of 2008, compared to $2.0 million of catastrophe losses in 2007. Loss and loss adjustments related to Hurricanes Ike and Gustav was $14.0 million in 2008. The increase in the non-catastrophe loss ratio is primarily due to higher frequency related to weather-related losses early in 2008.

•	The current accident year casualty loss ratio increased 2.5 points from 67.5% in 2007 to 70.0% in 2008 primarily due to increased loss trends, higher severity on product lines that we are exiting, and the impact of lower pricing.

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

Acquisition Costs and Other Underwriting Expenses

Acquisition costs and other underwriting expenses, excluding intercompany eliminations, were $137.3 million for 2008, compared with $170.6 million for 2007, a decrease of $33.3 million or 19.5%. The decrease is due to a $37.0 million decrease in acquisition costs, offset by a $3.7 million increase in other underwriting expenses.

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

The combined ratio for our Insurance Operations was 115.2% for 2008, compared with 87.9% for 2007. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $33.0 million increase of prior accident year loss reserves in 2008 and a $29.0 million reduction of prior accident year loss reserves in 2007, the combined ratio increased from 93.4% for 2007 to 106.4% for 2008. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.

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

Premiums

Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $25.6 million for 2008, compared with $26.3 million for 2007, a decrease of $0.7 million or 2.7%. The decrease was primarily due to the non-renewal in 2008 of a treaty we had written in 2007 that no longer met our profitability requirements.

Net premiums written, which equal gross premiums written less ceded premiums written, were $3.6 million for 2008, compared with $12.3 million for 2007, a decrease of $8.7 million or 70.6%. The decrease was due to an increase in the amount of gross premiums retroceded to our reinsurers. With respect to the non-renewed treaty referred to above, in 2007, we retroceded a smaller percentage of gross written premiums under that treaty compared to other treaties we wrote. Therefore, in 2008, the non-renewal of that treaty had a disproportionate impact on net written premiums when compared to gross written premiums.

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

The impact of changes to prior accident years is 25.6 points resulting from an increase of net losses and loss adjustment expenses for prior accident years of $1.9 million in 2008 compared to a $0.1 million reduction of net losses and loss adjustment expenses for prior accident years in 2007. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

•	In 2008, we increased our prior accident year loss reserves by $1.9 million, which primarily consisted of an increase of $2.6 million in our professional liability lines, offset by reductions of $0.6 million in our general liability lines and $0.1 million in our property lines. The increase to the professional liability lines was related to accident year 2007. The reduction to the general liability lines was related to accident years 2004 through 2006. The reduction in the property lines was related to accident year 2007.

•	In 2007, we reduced our prior accident year loss reserves by $0.1 million which consisted of a reduction in our general liability lines for accident year 2005.

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

Loss from underwriting

The factors described above resulted in a loss from underwriting for our Reinsurance Operations of $8.5 million for 2008, compared with a loss from underwriting of $1.9 million for 2007, an increase of $6.6 million or 341.7%.

Unallocated Corporate Items

The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

			Increase/(Decrease)
	2008	2007	$	%
(Dollars in thousands)

Net investment income	$67,830	$77,341	$(9,511)	(12.3)%
Net realized investment gains (losses)	(50,259)	968	(51,227)	NM
Corporate and other operating expenses	(13,918)	(11,643)	2,275	19.5%
Interest expense	(8,657)	(11,372)	(2,715)	(23.9)%
Impairments of goodwill and intangible assets	(96,449)	—	(96,449)	—
Income tax benefit (expense)	29,216	(18,697)	(47,913)	NM
Equity in net loss of partnership, net of tax	(3,890)	(581)	(3,309)	(569.5)%

NM — Not meaningful.

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

The average duration of our bonds was 3.1 years as of December 31, 2008, compared with 3.7 years as of December 31, 2007. Including cash and short-term investments, the average duration of our investments as of December 31, 2008 and 2008 was 2.5 and 3.1 years, respectively. At December 31, 2008, our book yield on our bonds, not including cash, was 4.95% compared with 5.02% at December 31, 2007. The book yield on the $234.6 million of municipal bonds in our portfolio was 3.87% at December 31, 2008.

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

See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on an after-tax basis for the years ended December 31, 2008 and 2007.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $13.9 million for 2008, compared with $11.6 million for 2007, an increase of $2.3 million or 19.5%. This increase is primarily due to an increase in travel expenses, legal fees, accounting and audit fees, and other miscellaneous expenses.

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

Income Tax Expense (Benefit)

Income tax benefit relating to continuing operations was $29.2 million for 2008, compared with income tax expense of $18.7 million for 2007. See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax expense between periods.

Our alternative minimum tax (“AMT”) credit carryforward as of December 31, 2008 and 2007 was $0.8 million and $0.0 million, respectively. In 2008, there were $29.0 million of other than temporary impairment losses on invested assets held by our U.S. Subsidiaries. If these invested assets are sold and the impairment losses are realized in 2008, the AMT credit carryforward could increase by $4.4 million to $5.2 million.

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

The principal source of cash that United America Indemnity, United America Indemnity Group, Inc. (“United America Indemnity Group”), and AIS need to meet their short term and long term liquidity needs, including corporate expenses, includes dividends, other permitted disbursements from their direct and indirect subsidiaries, and reimbursement to United America Indemnity from its subsidiaries for equity awards granted to employees. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, commissions, investment income, and proceeds from sales and redemptions of investments. Funds are used principally to pay claims and operating expenses, to make debt payments, to purchase investments, and to make dividend payments. The future liquidity of United America Indemnity, United America Indemnity Group, and AIS is dependent on the ability of their subsidiaries to pay dividends. United America Indemnity, United America Indemnity Group, and AIS currently have no planned capital expenditures that could have a material impact on its long-term liquidity needs.

In May 2009, United America Indemnity received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of its Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced in March 2009. The net proceeds of $91.8 million were used to support strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

United America Indemnity Group owes $90.0 million to unrelated third parties in guaranteed senior notes. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to prepay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd. In the event that debt service obligations were not satisfied, United America Indemnity Group would be precluded from paying dividends to U.A.I. (Luxembourg) Investment S.à r.l., its parent company.

AIS owes $30.9 million to affiliated parties in junior subordinated debentures, which are due in 2033. Interest is payable quarterly. See Note 9 of the notes to consolidated financial statements in Item 8 of Part II of this report for the terms of these notes. In the event that debt service obligations were not satisfied, AIS would be precluded from paying dividends to United America Indemnity Group, its parent company.

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

At December 31, 2009, United America Indemnity owed $48.7 million in principal to Wind River Reinsurance, $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l. (“UAI Luxembourg Investment”), and $4.0 million in related accrued interest.

The United National Insurance Companies and the Penn-America Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The United National Insurance Companies and the Penn-America Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. See Note 16 of the notes to consolidated financial statements in Item 8 of Part II of this report for the dividends declared and paid by the United National Insurance Companies and the Penn-America Insurance Companies in 2009 and the maximum amount of distributions that they could pay as dividends in 2010.

For 2010, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2009 statutory financial statements that will be filed in 2010, Wind River Reinsurance could pay a dividend of up to $175.8 million without requesting BMA approval.

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

Our reconciliation of net income to cash provided from operations is generally influenced by the following:

•	the fact that we collect premiums, net of commission, in advance of losses paid;

•	the timing of our settlements with our reinsurers; and

•	the timing of our loss payments.

Net cash was provided by (used for) operating activities in 2009, 2008, and 2007 of $(52.6) million, $(18.2) million and $148.0 million, respectively.

In 2009, the decrease in operating cash flows of approximately $35.4 million from the prior year was primarily a net result of the following items:

	2009		2008	Change

Net premiums collected	$270,512		$324,785	$(54,273)
Net losses paid	(282,144	)(1)	(261,553)	(20,591)
Acquisition costs and other underwriting expenses	(128,725)		(145,810)	17,085
Net investment income	76,791		76,827	(36)
Net federal income taxes recovered (paid)	18,311		(5,670)	23,981
Interest paid	(7,292)		(9,016)	1,724
Other	(96)		2,206	(2,302)

Net cash provided by (used for) operating activities	$(52,643)		$(18,231)	$(34,412)

(1)	Includes out-of-period adjustment of $(18.6) million. See Note 2 in Item 8 of Part II of this report for details concerning this adjustment.

In 2008, the decrease in operating cash flows of approximately $166.3 million from the prior year was primarily a net result of the following items:

	2008	2007	Change

Net premiums collected	$324,785	$504,643	$(179,858)
Net losses paid	(261,553)	(235,218)	(26,335)
Acquisition costs and other underwriting expenses	(145,810)	(182,088)	36,278
Net investment income	76,827	85,406	(8,579)
Net federal income taxes recovered (paid)	(5,670)	(17,182)	11,512
Interest paid	(9,016)	(11,180)	2,164
Other	2,206	3,638	(1,432)

Net cash provided by (used for) operating activities	$(18,231)	$148,019	$(166,250)

See the consolidated statement of cash flows in the financial statements in Item 8 of Part II of this report for details concerning our investing and financing activities.

Liquidity

Each company in our Insurance Operations and our Reinsurance Operations maintains sufficient liquidity to pay claims through cash generated by operations and investments in liquid investments. At December 31, 2009, United America Indemnity had cash and cash equivalents of $186.1 million.

In May 2009, United America Indemnity received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of its Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced in March 2009. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

Previous Intercompany Pooling Arrangements

The United National Insurance Companies participated in an intercompany pooling arrangement whereby premiums, losses, and expenses were shared pro rata among the members of the group. United National Insurance Company is not an authorized reinsurer in all states. As a result, any losses and unearned premium that were ceded to United National Insurance Company by the other companies in the group had to be collateralized. To satisfy this requirement, United National Insurance Company set up custodial trust accounts on behalf of the other group members. The state insurance departments that regulate the parties to the intercompany pooling agreements also required United National Insurance Company to place assets on deposit subject to trust agreements for the protection of other group members.

There were two intercompany pooling arrangements in place for the United National Insurance Companies. The first pooling agreement governed policies that were written prior to July 1, 2002. The second pooling agreement governed policies that were written on or after July 1, 2002. The method by which intercompany reinsurance is ceded was different for each pool. In the first pool, the United National Insurance Companies ceded all business to United National Insurance Company. United National Insurance Company ceded in turn to external reinsurers. The remaining net premiums retained were allocated to the companies in the group according to their respective pool participation percentages. In the second pool, each company in the group first ceded to external reinsurers. The remaining net was ceded to United National Insurance Company where the net premiums written of the group were pooled and reallocated to the group based on their respective participation percentages. The second pool required less collateral by United National Insurance Company as a result of it assuming less business from the other group members. United National Insurance Company only had to fund the portion that was ceded to it after cessions had occurred with external reinsurers. United National Insurance Company retained 80.0% of the risk associated with each pool.

The Penn-America Insurance Companies participated in an intercompany pooling arrangement whereby premiums, losses, and expenses were shared pro rata among the members of the group. These parties were not authorized reinsurers in all states. As a result, any losses and unearned premium that were ceded to Penn-Star Insurance Company by the other group members had to be collateralized. The state insurance departments that regulate the parties to the intercompany pooling agreements required Penn-Star Insurance Company to place assets on deposit subject to trust agreements for the protection of other group members.

Current Intercompany Pooling Arrangement and Stop Loss Agreement

Effective January 1, 2009, all of the U.S. Insurance Companies participate in a single pool. The U.S. Insurance Companies and Wind River Reinsurance also negotiated a new stop loss agreement that provides protection to the U.S. Insurance Companies in a loss corridor from 70% to 90%. Regulatory approval for these agreements was obtained.

Quota Share Arrangements

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

In 2010, we expect that, in the aggregate, our Insurance Operations and our Reinsurance Operations will have sufficient liquidity to pay claims. We monitor our portfolios to assure liability and investment durations are closely matched.

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

We have access to various capital sources including dividends from insurance subsidiaries, invested assets in our Non-U.S. Subsidiaries, and access to the debt and equity capital markets. We believe we have sufficient liquidity to meet our capital needs. See Note 16 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of our dividend capacity.

Capital Resources

In May 2009, United America Indemnity received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of its Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced in March 2009. See Note 10 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the Rights Offering.

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

On January 18, 2006, U.A.I. Luxembourg Investment loaned $6.0 million to United America Indemnity, Ltd. The loan has been used to pay operating expenses that arise in the normal course of business. The loan is a demand loan and bears interest at 4.38%. At December 31, 2009, there was $1.0 million of accrued interest on the loan. United America Indemnity, Ltd. is dependent on its subsidiaries to pay it dividends and its operating expenses.

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

In June 2008, Wind River Reinsurance declared and paid a dividend of $50.0 million to United America Indemnity. United America Indemnity used proceeds from the dividend to repay a portion of the loan. As of December 31, 2009, there was $48.7 million outstanding on the line of credit plus accrued interest of $4.0 million.

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

Our wholly owned business trust subsidiaries, UNG Trust I and UNG Trust II, are not consolidated pursuant to applicable accounting guidance. Our business trust subsidiaries have issued $30.0 million in floating rate capital securities and $0.9 million of floating rate common securities. The sole assets of the business trust subsidiaries are $30.9 million of our junior subordinated debentures, which have the same terms with respect to maturity, payments, and distributions as the floating rate capital securities and the floating rate common securities.

We are party to a management agreement with Fox Paine & Company, whereby in connection with certain management services provided to us by Fox Paine & Company, we agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. The last annual management fee of $1.5 million was paid to Fox Paine & Company on September 25, 2009. The next annual management fee payment of $1.5 million is payable on November 1, 2010.

Contractual Obligations

We have commitments in the form of operating leases, a revolving line of credit, senior notes payable, junior subordinated debentures and unpaid losses and loss expense obligations. As of December 31, 2009, contractual obligations related to United America Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
		1 Year	2 to 3 Years	4 to 5 Years	6 Years
	Total	1/1/10-12/31/10	1/1/11-12/31/12	1/1/13-12/31/14	and Later
(Dollars in thousands)

Operating leases(1)	$14,437	$3,499	$6,877	$3,884	$177
Commitments to fund limited partnerships	2,501	2,501	—	—	—
Senior notes(2)	112,392	5,598	46,076	41,598	19,120
Junior subordinated debentures(3)	78,663	1,996	3,992	3,992	68,683
Term Loans	641	285	356	—	—
Unpaid losses and loss adjustment expenses obligations(4)	1,257,741	421,997	477,148	203,864	154,732

Total	$1,466,375	$435,876	$534,449	$253,338	$242,712

(1)	We lease office space and equipment as part of our normal operations. The amounts shown above represent future commitments under such operating leases.

(2)	On July 20, 2005, United America Indemnity Group sold $90.0 million of guaranteed senior notes, due July 20, 2015. These notes have an interest rate of 6.22%, payable semi-annually. On July 20, 2011 and on each anniversary thereafter to and including July 20, 2014, United America Indemnity Group is required to prepay $18.0 million of the principal amount. On July 20, 2015, United America Indemnity Group, Inc is required to pay any remaining outstanding principal amount on the notes. The notes are guaranteed by United America Indemnity, Ltd. Proceeds from the notes were used to prepay $72.8 million in principal together with related interest due as of July 20, 2005 under senior notes issued by Wind River to the Ball family trusts in September 2003. The terms of the prepayment agreement required the Ball family trusts to reimburse Wind River for $0.3 million of the issuance costs of the new senior notes plus $1.0 million of the incremental interest costs that United America Indemnity Group is estimated to incur under the new senior notes. The total amount of these reimbursements of $1.3 million was recorded as a gain on the early extinguishment of debt.

(3)	See discussion in “Capital Resources.”

(4)	These amounts represent the gross future amounts needed to pay losses and related loss adjustment expenses and do not reflect amounts that are expected to be recovered from our reinsurers. See discussion in “Liability for Unpaid Losses and Loss Adjustment Expenses” for more details.

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

Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: (1) the ineffectiveness of our business strategy due to changes in current or future market conditions; (2) the effects of competitors’ pricing policies, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products; (3) greater frequency or severity of claims and loss activity than our underwriting, reserving or investment practices have anticipated; (4) decreased level of demand for our insurance products or increased competition due to an increase in capacity of property and casualty insurers; (5) risks inherent in establishing loss and loss adjustment expense reserves; (6) uncertainties relating to the financial ratings of our insurance subsidiaries; (7) uncertainties arising from the cyclical nature of our business; (8) changes in our relationships with, and the capacity of, our general agents; (9) the risk that our reinsurers may not be able to fulfill obligations; (10) investment performance and credit risk; (11) risks associated with our proposed re-domestication to Ireland; (12) new tax legislation or interpretations that could lead to an increase in our tax burden; and (13) uncertainties relating to governmental and regulatory policies.

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

Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, illiquidity, foreign exchange rates and commodity prices. Our consolidated balance sheet includes the estimated fair values of assets that are subject to market risk. Our primary market risks are interest rate risk and credit risks associated with investments in fixed maturities, equity price risk associated with investments in equity securities, and foreign exchange risk associated with premium received that is denominated in foreign currencies. Each of these risks is discussed in more detail below. We have no commodity risk.

Interest Rate Risk

Our primary market risk exposure is to changes in interest rates. Our fixed income investments are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income investments fall, and the converse is also true. We expect to manage interest rate risk through an active portfolio management strategy that involves the selection, by our managers, of investments with appropriate characteristics, such as duration, yield, currency, and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. Our strategy for managing interest rate risk also includes maintaining a high quality bond portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.

As of December 31, 2009, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in United America Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

		Change in
		Market Value
Basis Point Change	Market Value	$	%

(200)	$1,523,077	$51,505	3.5%
(100)	1,503,358	31,786	2.2%
No change	1,471,572	—	0.0%
100	1,428,602	(42,970)	(2.9)%
200	1,383,131	(88,441)	(6.0%)

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income investments as well as corporate loans. With the exception of corporate loans, our investment policy requires that we invest in debt instruments of high credit quality issuers and limits the amount of credit exposure to any one issuer based upon the rating of the security.

Our corporate loan portfolio is subject to default risk since these investments are typically below investment grade. To mitigate this risk, our investment managers perform an in-depth structural analysis. As part of this analysis, they focus on the strength of any security granted to the lenders, the position of the loan in the company’s capital structure and the appropriate covenant protection. In addition, as part of our risk control, our investment managers maintain appropriate portfolio diversification by limiting issuer and industry exposure.

As of December 31, 2009, we had approximately $2.5 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2009, approximately $0.8 million of those investments have been rated AAA by Standard & Poor’s, $1.6 million were rated BBB- to AA, and $0.1 million were rated CCC. As of December 31, 2008, the Company had approximately $3.5 million worth of investment exposure to subprime and Alt-A investments. Of that amount, approximately $1.2 million have been rated AAA by Standard & Poor’s, $1.8 million were rated BBB- to AA, and the remaining $0.5 million were rated BB+. Impairments on these investments were $0.9 million and $0.5 million during the years ended December 31, 2009 and 2008, respectively.

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

With respect to our credit exposure to reinsurers, we seek to mitigate and control our risk by ceding business to only those reinsurers having adequate financial strength and sufficient capital to fund their obligation. In addition, we seek to mitigate credit risk to reinsurers through the use of trusts and letters of credit for collateral. As of December 31, 2009, $378.1 million of collateral and $62.1 million of letters of credit were held in trust to support the reinsurance receivables.

Equity Price Risk

In 2009, the strategy for our equity portfolio follows a large cap value approach. This investment style will place primary emphasis on selecting the best relative values from those issues having a projected normalized price-earnings ratio at a discount to the market multiple.

We compare the results of our equity portfolio to a custom benchmark index. To protect against equity price risk, the sector exposures within our equity portfolio closely correlate to the sector exposures custom benchmark index. In 2009, our common stock portfolio had a return of 48.6%, not including investment advisor fees, compared to the benchmark return of 37.9%.

The carrying values of investments subject to equity price risk are based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and thus the amount realized in the subsequent sale of an investment may differ from the reported market value. Fluctuation in the market price of an equity security results from perceived changes in the underlying economic makeup of a stock, the price of alternative investments and overall market conditions.

We attempt to mitigate our unsystematic risk, which is the risk that is associated with holding a particular security, by holding a large number of securities in that market. At year end, no security represented more than 4.5% of the market value of the equity portfolio. We continue to have systematic risk, which is the risk inherent in the general market due to broad macroeconomic factors that affect all companies in the market.

As of December 31, 2009, the table below summarizes our equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

		Hypothetical
	Estimated Fair Value	Percentage Increase
(Dollars in thousands)	after Hypothetical	(Decrease) in
Hypothetical Price Change	Change in Prices	Shareholders’ Equity

(20)%	$52,525	(1.0)%
(10)%	59,090	(0.5)%
No change	65,656	—
10%	72,222	0.5%
20%	78,787	1.0%

Foreign Exchange Risk

In 2009, we had foreign exchange risk associated with a small portion of the premium of Wind River Reinsurance. We generally keep premiums received in non-U.S. currencies in their respective original currencies, until there is greater certainty of net profits under individual reinsurance contracts, at which time we intend to sell some of those original currencies into U.S. dollars. At year-end, we revalue those non-U.S. currency assets to current U.S. dollar rates. Corresponding liabilities, if any, are adjusted within the reserving process. If losses exceed premiums, we intend to purchase the relevant non-U.S. currencies at the prevailing rates. At December 31, 2009, there was an unrealized loss of $0.04 million resulting from our foreign currency asset revaluations, which is included as a component of accumulated other comprehensive income. We are converting to U.S. dollars in 2010.

Item 8.	Financial Statements and Supplementary Data

UNITED AMERICA INDEMNITY, LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of United America Indemnity, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United America Indemnity, Ltd. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 16, 2010

UNITED AMERICA INDEMNITY, LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
(In thousands, except share amounts)

ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,423,052 and $1,192,385)	$1,471,572	$1,204,974
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $1,509 and $4,665)	2,599	4,665
Common stocks:
Available for sale, at fair value (cost: $50,709 and $46,316)	63,057	50,613
Other invested assets:
Available for sale, at fair value (cost: $4,323 and $19,689)	6,854	39,219
Securities classified as trading, at fair value (cost: $1,145 and $7,453)	1,145	7,453

Total investments	1,545,227	1,306,924
Cash and cash equivalents	186,087	292,604
Accounts receivable, net	69,711	57,117
Reinsurance receivables	543,351	679,277
Federal income taxes receivable	3,521	16,487
Deferred federal income taxes	13,819	32,532
Deferred acquisition costs	33,184	34,734
Intangible assets	9,236	9,309
Prepaid reinsurance premiums	16,546	23,960
Other assets	25,098	24,115

Total assets	$2,445,780	$2,477,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,257,741	$1,506,429
Unearned premiums	131,582	149,677
Ceded balances payable	16,009	25,165
Contingent commissions	11,169	6,695
Payable for securities purchased	37,258	710
Notes and debentures payable	121,569	121,845
Other liabilities	38,476	34,545

Total liabilities	1,613,804	1,845,066

Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 42,486,690 and 25,032,618, respectively; Class A common shares outstanding: 36,430,477 and 19,013,462, respectively; Class B common shares issued and outstanding: 24,122,744 and 12,687,500, respectively	7	4
Additional paid-in capital	619,469	524,345
Accumulated other comprehensive income, net of taxes	48,481	25,108
Retained earnings	264,739	182,982
Class A common shares in treasury, at cost:
6,056,213 and 6,019,156 shares, respectively	(100,720)	(100,446)

Total shareholders’ equity	831,976	631,993

Total liabilities and shareholders’ equity	$2,445,780	$2,477,059

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
(In thousands, except shares and per share data)

Revenues:
Gross premiums written	$340,999	$378,700	$563,112

Net premiums written	$290,995	$309,080	$490,535

Net premiums earned	$301,674	$382,508	$536,323
Net investment income	70,214	67,830	77,341
Net realized investment gains (losses) :
Other than temporary impairment losses on investments	(5,689)	(32,141)	(651)
Other than temporary impairment losses on investments recognized in other comprehensive income	115	—	—
Other net realized investment gains (losses)	21,436	(18,118)	1,619

Total net realized investment gains (losses)	15,862	(50,259)	968

Total revenues	387,750	400,079	614,632
Losses and Expenses:
Net losses and loss adjustment expenses	169,382	305,174	299,241
Acquisition costs and other underwriting expenses	119,929	142,767	174,181
Corporate and other operating expenses	16,752	13,918	11,643
Interest expense	7,216	8,657	11,372
Impairments of goodwill and intangible assets	—	96,449	—

Income (loss) before income taxes	74,471	(166,886)	118,195
Income tax expense (benefit)	4,310	(29,216)	18,697

Income (loss) before equity in net income (loss) of partnerships	70,161	(137,670)	99,498
Equity in net income (loss) of partnerships, net of taxes	5,276	(3,890)	(581)

Net income (loss)	$75,437	$(141,560)	$98,917

Per share data(1):
Net income (loss)
Basic	$1.46	$(3.87)	$2.40

Diluted	$1.46	$(3.87)	$2.38

Weighted-average number of shares outstanding(2)
Basic	51,712,098	36,556,189	41,258,027

Diluted	51,762,764	36,556,189	41,570,239

(1)	In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for the year ended December 31, 2008.

(2)	In May 2009, the Company issued 17.2 million Class A common shares and 11.4 million Class B common shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering in accordance with appropriate accounting guidance. As a result, share counts for 2008 and 2007 have been restated.

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2009	2008	2007
(In thousands)

Net income (loss)	$75,437	$(141,560)	$98,917

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	40,532	(49,111)	18,509
Portion of other than temporary impairment losses recognized in other comprehensive income (loss), net of taxes	150	—	—
Recognition of previously unrealized holding (gains) losses	(11,129)	34,144	(621)
Unrealized foreign currency translation gains (losses)	140	(97)	—

Other comprehensive income (loss), net of tax	29,693	(15,064)	17,888

Comprehensive income (loss), net of tax	$105,130	$(156,624)	$116,805

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Changes in Shareholders’ Equity

	Years Ended December 31,
	2009	2008	2007
(In thousands, except share amounts)

Number of Class A common shares issued:
Number at beginning of period	25,032,618	24,770,507	24,507,919
Common shares issued under share incentive plan	72,127	252,248	243,253
Common shares issued to directors	203,524	9,863	19,335
Common shares issued under Rights Offering	17,178,421	—	—

Number at end of period	42,486,690	25,032,618	24,770,507

Number of Class B common shares issued:
Number at beginning of period	12,687,500	12,687,500	12,687,500
Common shares issued under Rights Offering	11,435,244	—	—

Number at end of period	24,122,744	12,687,500	12,687,500

Par value of Class A common shares:
Balance at beginning of period	$3	$3	$3
Common shares issued under Rights Offering	1	—	—

Balance at end of period	$4	$3	$3

Par value Class B common shares:
Balance at beginning of period	$1	$1	$1
Common shares issued under Rights Offering	2	—	—

Balance at end of period	$3	$1	$1

Additional paid-in capital:
Balance at beginning of period	$524,345	$519,980	$515,357
Contributed capital from Class A common shares	—	—	1,002
Share compensation plans	3,294	4,365	3,621
Common shares issued under Rights Offering	91,830	—	—

Balance at end of period	$619,469	$524,345	$519,980

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$25,108	$40,172	$22,580
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	29,554	(14,967)	17,888
Unrealized foreign currency translation losses	140	(97)	—

Other comprehensive income (loss)	29,694	(15,064)	17,888
Change in other than temporary impairment losses recognized in other comprehensive income, net of taxes	(1)	—	—
Cumulative effect adjustment per new impairment accounting guidance	(6,320)	—	—
Reclass of change in convertible securities per new accounting guidance	—	—	(296)

Balance at end of period	$48,481	$25,108	$40,172

Retained earnings:
Balance at beginning of period	$182,982	$324,542	$225,329
Reclass of change in convertible securities per new accounting guidance	—	—	296
Net income (loss)	75,437	(141,560)	98,917
Cumulative effect adjustment per new impairment accounting guidance	6,320	—	—

Balance at end of period	$264,739	$182,982	$324,542

Number of Treasury Shares:
Number at beginning of period	6,019,156	2,454,087	—
Class A common shares purchased	37,057	3,565,069	2,454,087

Number at end of period	6,056,213	6,019,156	2,454,087

Treasury Shares, at cost:
Balance at beginning of period	$(100,446)	$(48,422)	$—
Class A common shares purchased, at cost	(274)	(52,024)	(48,422)

Balance at end of period	$(100,720)	$(100,446)	$(48,422)

Total shareholders’ equity	$831,976	$631,993	$836,276

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
(In thousands)

Cash flows from operating activities:
Net income (loss)	$75,437	$(141,560)	$98,917
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of debt issuance costs	83	173	278
Amortization and depreciation	73	1,008	1,010
Impairments of goodwill and intangible assets	—	96,449	—
Restricted stock and stock option expense	4,588	3,415	2,698
Deferred federal income taxes	9,655	(14,944)	(1,561)
Amortization of bond premium and discount, net	1,995	2,638	1,513
Net realized investment losses (gains)	(15,862)	50,259	(968)
Equity in loss (income) of partnerships	(5,276)	3,890	581
Changes in:
Accounts receivable	(12,594)	11,460	21,690
Reinsurance receivable	135,926	40,429	262,796
Unpaid losses and loss adjustment expenses	(248,688)	3,192	(198,773)
Unearned premiums	(18,095)	(78,686)	(54,902)
Ceded balances payable	(9,156)	9,427	(477)
Other assets and liabilities, net	2,867	(5,543)	(5,528)
Contingent commissions	4,474	(2,925)	971
Federal income tax (receivable) payable	12,966	(19,942)	3,076
Deferred acquisition costs, net	1,550	17,771	7,581
Prepaid reinsurance premiums	7,414	5,258	9,117

Net cash provided by (used for) operating activities	(52,643)	(18,231)	148,019

Cash flows from investing activities:
Proceeds from sale of fixed maturities	499,857	222,345	217,367
Proceeds from sale of equity securities	86,376	24,611	34,854
Proceeds from maturity of fixed maturities	49,260	94,060	68,144
Proceeds from sale of other invested assets	60,191	—	—
Purchase of fixed maturities	(728,075)	(177,732)	(390,365)
Purchase of equity securities	(80,778)	(29,565)	(44,853)
Purchase of other invested assets	(31,334)	(277)	—

Net cash provided by (used for) investing activities	(144,503)	133,442	(114,853)

Cash flows from financing activities:
Net proceeds from issuance of common shares	91,833	—	1,002
Borrowings under credit facility	—	—	22,906
Repayments of credit facility	—	—	(24,441)
Proceeds from exercise of stock options	—	1,041	1,902
Excess tax benefit (expense) from share-based compensation plan	(794)	(91)	406
Purchase of Class A common shares	(274)	(52,024)	(48,422)
Retirement of junior subordinated debentures	—	(15,464)	(15,464)
Principal payments of term debt	(276)	(293)	(479)

Net cash provided by (used for) financing activities	90,489	(66,831)	(62,590)

Effect of exchange rates on cash and cash equivalents	140	(97)	—

Net change in cash and cash equivalents	(106,517)	48,283	(29,424)
Cash and cash equivalents at beginning of period	292,604	244,321	273,745

Cash and cash equivalents at end of period	$186,087	$292,604	$244,321

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

The Company offers property and casualty insurance products in the excess and surplus lines marketplace through its Insurance Operations and provides third party facultative reinsurance for writers of excess and surplus and specialty lines of property and casualty insurance through its Reinsurance Operations. The Company manages its Insurance Operations by differentiating them into three product classifications: Penn-America, which markets to small commercial businesses through a select network of wholesale general agents with specific binding authority; United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; and Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority. Collectively, the Company’s U.S. insurance subsidiaries are licensed in all 50 states and the District of Columbia. The Company’s Reinsurance Operations consist solely of the operations of its Bermuda-based wholly-owned subsidiary, Wind River Reinsurance.

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

The Company’s wholly-owned business trust subsidiaries, United National Group Capital Trust I (“UNG Trust I”), United National Group Capital Statutory Trust II (“UNG Trust II”), are not consolidated pursuant to applicable accounting guidance. The Company’s business trust subsidiaries have issued $30.0 million in floating rate capital securities (“Trust Preferred Securities”) and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. The registration of the Company’s wholly owned business trust subsidiary, Penn-America Statutory Trust II (“Penn Trust II”), was cancelled effective February 2, 2009 as a result of the redemption of its $15.0 million issued and outstanding notes on May 15, 2008.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities, preferred stock, and common stock are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s available for sale portfolio, excluding the limited partnership interest, are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. Corporate loans have stated maturities; however, they generally do not reach their final maturity due to borrowers refinancing. The difference between amortized cost and fair value of the Company’s available for sale investments, excluding the Company’s convertible bond and convertible preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other than temporary. The difference between amortized cost and fair value of the convertible bonds and convertible preferred stocks is included in income.

At December 31, 2009, the Company held $0.6 million of convertible preferred stock. As of December 31, 2008, the Company held $16.0 million of convertible bonds and $3.1 million of convertible preferred stock. The change in the difference between the amortized cost and the market value of the convertible portfolio is included in income as a component of net realized investments gains (losses). The Company realized a $5.4 million gain, a $5.2 million loss, and a $2.6 million loss for the years ended December 31, 2009, 2008, and 2007, respectively, due to market value changes related to convertible securities.

At December 31, 2009, the Company held $138.9 million in corporate loans. Corporate loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR which resets every 60 to 90 days. The Company’s investments in corporate loans are purchased in secondary markets for the purpose of being as held as investments. They are carried at fair value with any change in the difference between amortized cost and fair value, net of the effect of deferred income taxes, reflected in accumulated other comprehensive income in shareholders’ equity. These investments are typically below investment grade.

The Company’s investments in other invested assets are comprised primarily of limited liability partnership interests. Partnership interests of 3% ownership or greater are carried at their fair value. The change in the difference between amortized cost and fair value of partnership interests of 3% ownership or greater, net of the effect of deferred income taxes, is reflected in income. Partnership interests of less than 3% ownership are carried at their fair value. The change in the difference between amortized cost and the fair value of partnership interests of less than 3% ownership, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for impairments deemed to be other than temporary.

The Company’s investments in other invested assets, including investments in several limited partnerships, were valued at $8.0 million and $46.7 million as of December 31, 2009 and 2008, respectively. Of these amounts, $6.9 million and $13.9 million as of December 31, 2009 and 2008, respectively, were comprised of securities for which there is no readily available independent market price. The remaining $1.1 million and $32.8 million were related to limited partnerships that invest primarily in securities that are publicly traded. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. Securities that are held by these partnerships are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of the partnerships at the end of each reporting period; however, the Company is not provided with a detailed listing of the investments held by these partnerships. The Company receives annual audited financial statements from each of the partnerships it owns.

Net realized gains and losses on investments are determined based on the specific identification method.

The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each fixed maturity security in an unrealized loss position to assess whether the security is a

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

candidate for credit loss. Specifically, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis through discounted cash flow testing to estimate the credit loss to be recognized in earnings, if any. The specific methodologies and significant assumptions used by asset class are discussed below. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other than temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.

For fixed maturities, the factors considered in reaching the conclusion that a decline below cost is other than temporary include, among others, whether:

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

For equity securities, management carefully reviews all securities with unrealized losses and further focuses on securities that have either:

(1) persisted for more than twelve consecutive months or

(2) the value of the investment has been 20% or more below cost for six continuous months or more to determine if the security should be impaired.

The amount of any write-down, including those that are deemed to be other than temporary, is included in earnings as a realized loss in the period in which the impairment arose.

According to the most recent accounting guidance, for debt securities in an unrealized loss position, the Company is required to assess whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, the Company must recognize an other than temporary impairment with the entire unrealized loss being recorded through earnings. For debt securities in an unrealized loss position not meeting these conditions, the Company assesses whether the impairment of a security is other-than-temporary. If the impairment is deemed to be other-than-temporary, the Company must separate the other than temporary impairment into two components: the amount representing the credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other than temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes.

For an analysis of other than temporary losses that were recorded for the years ended December 31, 2009, 2008, and 2007, please see Note 3 below.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2009, the Company had approximately $144.7 million of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Accounts Receivable

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific circumstance where a party’s inability to meet its financial obligations to the Company, a specific allowance for bad debts against amounts due is recorded to reduce the net receivable to the amount reasonably believed by the Company’s management to be collectible. For all remaining balances, allowances are recognized for bad debts based on the length of time the receivables are past due. The allowance for bad debts was $2.2 million and $3.6 million as of December 31, 2009 and 2008, respectively. There were no bad debts written off in 2009 or 2008.

Goodwill and Intangible Assets

As of December 31, 2009 and 2008, intangible assets were $9.2 million and $9.3 million, respectively. All of our goodwill was completely written off in 2008.

The carrying amount of intangible assets that are deemed to have an indefinite useful life, which includes trade names and state insurance licenses, and the carrying amount of intangible assets that are not deemed to have an indefinite useful life, which includes software technology, are regularly reviewed for indicators of impairments in value in accordance with the applicable accounting guidance. The Company’s annual impairment review of intangible assets is performed at December 31. Impairment is recognized only if the carrying amount of the intangible asset is considered not to be recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. See Note 5 for details concerning the results of the Company’s 2009 impairment testing.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy.

During 2009, the Company decreased its uncollectible reinsurance reserve by $0.7 million due to a decrease in the amount of carried reinsurance receivables. During 2008, the Company increased its uncollectible reinsurance reserve by $3.1 million due to an increase in the Company’s assessment of its risk of collecting from several individual reinsurers.

The applicable accounting guidance requires that the reinsurer must assume significant insurance risk under the reinsured portions of the underlying insurance contracts and that there must be a reasonably possible chance that the reinsurer may realize a significant loss from the transaction. The Company has evaluated its reinsurance contracts and concluded that each contract qualifies for reinsurance accounting treatment pursuant to this guidance.

The Company analyzes its reinsurance contracts to ensure they meet the risk transfer requirements of the applicable accounting guidance and regularly reviews the collectibility of reinsurance receivables. Any changes in the allowances resulting from this review are included in income during the period in which the determination is made.

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

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts include commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of new and renewal insurance and reinsurance contracts. The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned. In accordance with accounting guidance for insurance enterprises,” the method followed in computing such amounts limits them to their estimated realizable value that gives effect to the premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. The amortization of deferred acquisition costs for the years ended December 31, 2009, 2008, and 2007 was $84.1 million, $108.9 million, and $142.2 million, respectively. The Company determined that its acquisition costs of $33.2 million as of December 31, 2009 were deemed to be recoverable.

Notes and Debentures Payable

The carrying amounts reported in the balance sheet represent the outstanding balances.

In accordance with the applicable accounting guidance that establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity, the Company’s junior subordinated debentures are classified as a liability on the balance sheets and the related distributions are recorded as interest expense in the Statements of Operations.

The Company does not consolidate its business trust subsidiaries, which in the aggregate issued $30.0 million of Trust Preferred Securities and $0.9 million of floating rate common securities. The sole assets of the Company’s business trust subsidiaries are $30.9 million of junior subordinated debentures issued by the Company, which have the same terms with respect to maturity, payments, and distributions as the Trust Preferred Securities and the floating rate common securities. Therefore, the Company’s junior subordinated debentures are presented as a liability in the balance sheet at December 31, 2009 and 2008.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. This liability is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period with respect to direct business, estimates received from ceding companies with respect to assumed reinsurance, and estimates of unreported losses.

The process of establishing the liability for unpaid losses and loss adjustment expenses of a property and casualty insurance company is complex, requiring the use of informed actuarially based estimates and judgments. In

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Premiums

Premiums are recognized as revenue ratably over the term of the respective policies and treaties. Unearned premiums are computed on a pro rata basis to the day of expiration.

Contingent Commissions

Certain professional general agencies of the Insurance Operations are paid special incentives, referred to as commissions, when loss results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, insurance companies that cede business to the Company’s Reinsurance Operations are paid ceding or profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred. The liability for the unpaid portion of these commissions, which is stated separately on the face of the consolidated balance sheet as contingent commissions, was $11.2 million and $6.7 million as of December 31, 2009 and 2008, respectively. The increase is primarily due to several reinsurance treaties that were entered into by the Company’s Reinsurance Operations during the first quarter of 2009 that have generated profitable business and therefore resulted in increased commissions.

Share-Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by the appropriate accounting guidance. See Note 13 for details.

Earnings Per Share

Basic earnings per share has been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share has been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average common share equivalents outstanding, which include options, warrants, and other equity awards. Basic and diluted per common share and related weighted average number of common share amounts are the same for 2008 since potential common shares were anti-dilutive and excluded from the computation due to the Company’s net loss for the year ended December 31, 2008. See Note 15 for details.

Out-of-Period Adjustments

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2009, the Company identified an error in the consolidated financial statements as of and for the years ended December 31, 2009 and 2008 related to the recognition of outstanding claim payment checks and ACH wires occurring after the early closing of the paid-loss sub-ledger at the end of the reporting periods. The Company typically closes the general ledger for operations during the third week of a quarter- or year-end close in order to improve the timeliness of financial reporting. Cash accounts in the general ledger remain open through the last day of the reporting period, which would typically remedy system cut-off issues, since post-system close cash is applied through the financial statement date. However, although post-system close claim payments are recorded in the general ledger, they are not recorded to the paid claims accounts that are mapped to the “Unpaid losses and loss adjustment expenses” line item on the balance sheet; they are instead recorded to a clearing account that is mapped to the “Cash and cash equivalents” line item. The net effect is that claim payments that are made after the system close, but before the financial statement date, are actually not reflected in the consolidated financial statements

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since neither cash nor unpaid losses and loss adjustment expenses are reduced for the amount of the claim payments. The only other balances that are impacted as a result of this process are operating cash flows on the consolidated statement of cash flows. There is no impact to the Company’s net income.

The Company has corrected this error in its consolidated financial statements as of and for the year ended December 31, 2009 by decreasing the “Cash and cash equivalents” and the “Unpaid losses and loss adjustment expenses” line items on the consolidated balance sheet and the “Unpaid losses and loss adjustment expenses” line item on the consolidated statement of cash flows by $18.6 million, the cumulative net effect of the error. The Company does not believe that that these adjustments are material to the consolidated financial statements for the year ended December 31, 2009 or to any prior years’ consolidated financial statements. As a result, the Company has not restated any prior period amounts.

3.	Investments

The amortized cost and estimated fair value of investments were as follows as of December 31, 2009 and 2008:

					Other Than
		Gross	Gross		Temporary
	Amortized	Unrealized	Unrealized	Estimated	Impairments
	Cost	Gains	Losses	Fair Value	Recognized in AOCI(1)
(Dollars in thousands)

As of December 31, 2009
Fixed maturities:
U.S. treasury and agency obligations	$228,386	$7,936	$(234)	$236,088	$—
Obligations of states and political subdivisions	217,713	8,255	(370)	225,598	—
Mortgage-backed securities	349,287	15,219	(506)	364,000	(72)
Asset-backed securities	112,287	2,322	(446)	114,163	(10)
Corporate notes and loans	446,570	15,419	(1,259)	460,730	—
Foreign corporate bonds	68,809	2,354	(170)	70,993	(698)

Total fixed maturities	1,423,052	51,505	(2,985)	1,471,572	(780)
Common stock	50,709	12,473	(125)	63,057	—
Preferred stock	1,509	1,090	—	2,599	—
Other invested assets	5,468	2,531	—	7,999	—

Total	$1,480,738	67,599	$(3,110)	$1,545,227	$(780)

(1)	Represents the amount of other than temporary impairment losses due to other factors which are recognized in accumulated other comprehensive income (“AOCI”). Per the accounting guidance, these items were not included in earnings as of December 31, 2009.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(Dollars in thousands)

As of December 31, 2008
Fixed maturities:
U.S. treasury and agency obligations	$135,457	$17,320	$—	$152,777
Obligations of states and political subdivisions	241,457	5,712	(4,139)	243,030
Mortgage-backed securities	372,569	12,180	(680)	384,069
Commercial mortgage-backed securities	156,402	—	(11,945)	144,457
Asset-backed securities	19,801	—	(3,248)	16,553
Corporate notes and loans	215,931	2,175	(4,451)	213,655
Foreign corporate bonds	29,485	136	(471)	29,150
Other bonds	21,283	—	—	21,283

Total fixed maturities	1,192,385	37,523	(24,934)	1,204,974
Common stock	46,316	4,482	(185)	50,613
Preferred stock	4,665	—	—	4,665
Other invested assets	27,142	19,530	—	46,672

Total	$1,270,508	$61,535	$(25,119)	$1,306,924

NOTE:	Other than temporary impairments recognized in AOCI is not shown as of December 31, 2008 since the applicable new accounting guidance on other than temporary impairments is not applied retrospectively.

Excluding U.S. treasury and securities guaranteed by the U.S. Government, the Company did not hold any debt or equity investments in a single issuer that was in excess of 2.0% or 5.0% of shareholders’ equity at December 31, 2009 or 2008, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
(Dollars in thousands)

Due in one year or less	$58,635	$59,587
Due after one year through five years	695,807	718,081
Due after five years through ten years	143,407	149,785
Due after ten years through fifteen years	25,446	26,679
Due after fifteen years	38,183	39,277
Mortgaged-backed securities	349,287	364,000
Asset-backed securities	112,287	114,163

	$1,423,052	$1,471,572

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2009:

	Less Than 12 Months		12 Months or Longer(1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)

Fixed maturities:
U.S. treasury and agency obligations	$56,445	$(234)	$—	$—	$56,445	$(234)
Obligations of states and political subdivisions	26,488	(239)	6,403	(131)	32,891	(370)
Mortgage-backed securities	23,612	(217)	5,020	(289)	28,632	(506)
Asset-backed securities	31,255	(246)	1,625	(200)	32,880	(446)
Corporate notes and loans	87,286	(1,166)	3,556	(93)	90,842	(1,259)
Foreign corporate bonds	11,835	(170)	—	—	11,835	(170)

Total fixed maturities	236,921	(2,272)	16,604	(713)	253,525	(2,985)
Common stock	3,184	(73)	1,107	(52)	4,291	(125)

Total	$240,105	$(2,345)	$17,711	$(765)	$257,816	$(3,110)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2008:

	Less Than 12 Months		12 Months or Longer(1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)

Fixed maturities:
U.S. treasury and agency obligations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	59,175	(3,253)	7,181	(886)	66,356	(4,139)
Mortgage-backed securities	7,561	(282)	4,533	(398)	12,094	(680)
Commercial mortgage-backed securities	55,904	(4,514)	45,380	(7,431)	101,284	(11,945)
Asset-backed securities	12,624	(2,976)	1,476	(272)	14,100	(3,248)
Corporate notes and loans	112,886	(2,555)	20,614	(1,896)	133,500	(4,451)
Foreign corporate bonds	21,171	(471)	—	—	21,171	(471)

Total fixed maturities	269,321	(14,051)	79,184	(10,883)	348,505	(24,934)
Common stock	1,143	(185)	—	—	1,143	(185)

Total	$270,464	$(14,236)	$79,184	$(10,883)	$349,648	$(25,119)

(1)	At December 31, 2008, the Company had 52 bonds that were in an unrealized loss position for twelve months or longer. The estimated fair value and amortized cost of these securities was $79.2 million and $90.1 million,

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The Company has analyzed these securities and has determined that they are not impaired. The Company has the ability to hold these investments until maturity or until recovery. 99.9% of these securities are investment grade.

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2009, concluded the unrealized losses discussed above are not other than temporary impairments. The impairment evaluation process is discussed in the “Investment” section of Note 2 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasury and agency obligations — As of December 31, 2009, gross unrealized losses related to U.S. treasury and agency obligations were $0.2 million. All unrealized losses have been in an unrealized loss position for less than twelve months. Of these securities, 90% are rated AAA with the remaining securities being rated AA+. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

Obligations of states and political subdivisions — As of December 31, 2009, gross unrealized losses related to obligations of states and political subdivisions were $0.4 million. Of this amount, $0.1 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

Mortgage-backed securities — non-agency — As of December 31, 2009, gross unrealized losses related to mortgage-backed securities — non-agency were $0.5 million. Of this amount, $0.3 million has been in an unrealized loss position for twelve months or greater. Of these securities, 95% are rated AAA with the remaining securities being rated between AA and investment grade. The Company’s investment manager models each residential mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the Metropolitan Statistical Area (“MSA”) level based on the historical relationship between the individual MSA HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and content loan size, loan age, mortgage rate and type (fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (owner occupied / investor property), dwelling type (single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs.

Asset backed securities (“ABS”) — As of December 31, 2009, gross unrealized losses related to asset backed securities were $0.4 million. Of this amount, $0.2 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset backed portfolio is 20.8. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.

Corporate notes — As of December 31, 2009, gross unrealized losses related to corporate bonds were $0.4 million. Of this amount, $0.1 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The Company’s investment manager maintains financial models for the Company’s corporate bond issuers. These models include a projection of each issuer’s future financial performance

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including prospective debt servicing capabilities and capital structure composition. The analysis incorporates macroeconomics environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Foreign bonds — As of December 31, 2009, gross unrealized losses related to foreign bonds were $0.2 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated investment grade. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates macroeconomics environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

Corporate loans — As of December 31, 2009, gross unrealized losses related to corporate loans were $0.8 million. Of this amount, all unrealized losses have been in an unrealized loss position for less than three months. The Company’s investment managers’ analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. Part of the process is running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. On an ongoing basis, the Company’s investment managers also contact the senior management of each issuer to discuss financial developments and industry trends.

The Company recorded the following other than temporary impairments on its investment portfolio for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Fixed maturities:
OTTI losses, gross	$4,449	$13,811	$432
Portion of loss recognized in other comprehensive income (pre-tax)	(115)	—	—

Net bonds impairment losses recognized in earnings	4,334	13,811	432
Preferred stock	647	2,130	—
Common stock	593	16,200	69
Other invested assets	—	—	150

Total	$5,574	$32,141	$651

In the second quarter of 2009, the Company reclassed $6.3 million of OTTI losses, net of tax, that were previously recorded through earnings to other comprehensive income with an offset to retained earnings as a cumulative-effect adjustment. This one-time adjustment that resulted from the implementation of new impairment accounting guidance represented the non-credit portion of previously recognized OTTI on debt securities which were still held as investments as of April 1, 2009.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of December 31, 2009 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

(Dollars in thousands)

Balance of credit losses related to securities still being held as of April 1, 2009, date of adoption	$—
Additions where no OTTI was previously recorded	50
Additions where an OTTI was previously recorded	—
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	—

Balance of credit losses related to securities still being held as of December 31, 2009	$50

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
(Dollars in thousands)

Net unrealized gains from:
Fixed maturities	$48,521	$12,589
Preferred stocks	1,090	—
Common stocks	12,348	4,297
Partnerships < 3% owned	2,531	19,530
Foreign currency fluctuations	44	(97)
Deferred taxes	(16,053)	(11,211)

Accumulated other comprehensive income	$48,481	$25,108

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) on the sale of investments for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Fixed maturities:
Gross realized gains	$21,777	$2,553	$2,573
Gross realized losses	(12,751)	(26,003)	(2,573)

Net realized gains (losses)	9,026	(23,450)	—

Common stock:
Gross realized gains	11,753	1,972	3,417
Gross realized losses	(6,118)	(18,513)	(1,645)

Net realized gains (losses)	5,635	(16,541)	1,772

Preferred stock:
Gross realized gains	2,490	—	431
Gross realized losses	(1,289)	(10,268)	(1,085)

Net realized gains (losses)	1,201	(10,268)	(654)

Other invested assets:
Gross realized gains	—	—	—
Gross realized losses	—	—	(150)

Net realized gains (losses)	—	—	(150)

Total net realized investment gains (losses)	$15,862	$(50,259)	$968

The proceeds from sales of available for sale securities resulting in net realized investment gains (losses) for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Fixed maturities	$499,857	$222,345	$217,367
Equity securities	86,376	24,611	34,854

Net Investment Income

The sources of net investment income for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Fixed maturities	$62,099	$63,223	$65,778
Preferred and common stocks	1,752	3,059	2,365
Cash and cash equivalents	2,382	6,529	14,855
Other invested assets	8,647	—	395

Total investment income	74,880	72,811	83,393
Investment expense	(4,666)	(4,981)	(6,052)

Net investment income	$70,214	$67,830	$77,341

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total investment return on an after-tax basis for the 2009, 2008, and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Net investment income	$56,745	$55,689	$62,250

Net realized investment gains (losses)	11,129	(34,142)	621
Net equity in net income (loss) of partnerships	5,276	(3,890)	(581)
Net unrealized investment gains (losses)	29,553	(14,969)	17,592

Net investment gains (losses)	45,958	(53,001)	17,632

Total investment return	$102,703	$2,688	$79,882

Total investment return %	6.2%	0.2%	4.7%

Average investment portfolio(1)	$1,646,437	$1,682,316	$1,710,658

(1)	Average of total cash and invested assets, net of payable for securities purchased, as of the beginning and ending of the period.

Subprime and Alt-A Investments

The Company had approximately $2.5 million and $3.5 million worth of investment exposure through subprime and Alt-A investments as of December 31, 2009 and 2008, respectively. An Alt-A investment is one which is backed by a loan that contains less documentation than required to obtain a mortgage in the primary market. As of December 31, 2009, approximately $0.8 million of those investments were rated AAA by Standard & Poor’s, $1.6 million were rated BBB- to AA, and $0.1 million were rated CCC. As of December 31, 2008, approximately $1.2 million of those investments were rated AAA by Standard & Poor’s, $1.8 million were rated BBB- to AA, and the remaining $0.5 million were rated BB+.

Insurance Enhanced Municipal Bonds

As of December 31, 2009, the Company held insurance enhanced municipal bonds of approximately $155.4 million, which represented approximately 9.0% of the Company’s total cash and invested assets. These securities had an average rating of “AA.” Approximately $70.3 million of these bonds are pre-refunded with U.S. treasury securities, of which $52.9 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. (See table below.) Of the remaining $85.1 million of insurance enhanced municipal bonds, $23.1 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in thousands)	with	without
Rating	Insurance	Insurance

AAA	$1,463	$—
AA	20,707	148
A	958	15,828
BBB	—	1,005
Not rated	—	6,147

Total	$23,128	$23,128

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, is as follows:

				Exposure Net of
				Pre-refunded
			Government	&Government
(Dollars in thousands)		Pre-refunded	Guaranteed	Guaranteed
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$19,826	$9,144	$—	$10,682
Assured Guaranty Corporation	405	—	—	405
Financial Guaranty Insurance Company	6,552	5,325	—	1,227
Financial Security Assurance, Inc.	42,653	16,944	—	25,709
Municipal Bond Insurance Association	60,723	18,691	—	42,032
Federal Housing Association	2,388	—	2,388	—
Federal National Housing Association	780	—	780	—
Govt National Housing Association	1,296	1,116	180	—
Permanent School Fund Guaranty	3,359	1,690	1,669	—

Total backed by financial guarantors	137,982	52,910	5,017	80,055
Other credit enhanced municipal bonds	17,432	17,432	—	—

Total	$155,414	$70,342	$5,017	$80,055

In addition to the $155.4 million of insurance enhanced municipal bonds, the Company also held unrated insurance enhanced asset-backed and credit securities with a market value of approximately $29.1 million, which represented approximately 1.7% of the Company’s total invested assets. The financial guarantors of the Company’s $29.1 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($1.1 million), Municipal Bond Insurance Association ($7.5 million), Ambac ($3.8 million), Financial Security Assurance, Inc ($6.2 million) and National Public Finance Guarantee (10.5 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2009.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of December 31, 2009 and 2008:

	Estimated Fair Value
	December 31,	December 31,
	2009	2008
(Dollars in thousands)

On deposit with governmental authorities	$50,080	$44,268
Intercompany trusts held for the benefit of U.S. policyholders	683,384	631,236
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	6,169	5,915

Total	$739,633	$681,419

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value Measurements

The Company elected to apply the fair value option within its limited partnership investment portfolio to those investments where the Company owns more than a 3% interest. The fair value of this investment was $1.1 million and $7.5 million as of December 31, 2009 and 2008, respectively. Effective December 31, 2009, the Company redeemed the majority of its ownership interest in this limited partnership, resulting in its ownership interest falling below 3%. This limited partnership invested primarily in securities that were publicly traded during the time that the Company held this investment. As of December 31, 2009, the fair value of the Company’s remaining interest in this limited partnership was $1.1 million and was comprised of convertible preferred securities of a privately held company. Securities that are held by this partnership are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of this partnership at the end of each reporting period; however, the Company is only periodically provided with a detailed listing of the investments held by the partnership. Accordingly, this investment is classified as Level 3 within the fair value hierarchy.

During 2009, the Company contributed $30.0 million to a limited partnership which invests in corporate loans. This partnership interest was redeemed as of December 31, 2009. The activity associated with this investment is classified as Level 3 within the fair value hierarchy. The Company obtained the value of this partnership at the end of each reporting period; however, the Company was not provided with a detailed listing of the investments held by the partnership. Accordingly, this investment was classified as Level 3 within the fair value hierarchy.

During 2009 and 2008, the Company recognized gains (losses), net of taxes, of $5.3 million and $(3.9) million, respectively, due to changes in the value of these investments. These gains (losses) are reflected on the consolidated statement of operations as equity in net income (loss) of partnerships, net of taxes.

The fair value option was not elected for the Company’s investments in limited partnerships with less than a 3% ownership interest.

The accounting standards related to fair value measurements define fair value, establish a framework for measuring fair value, outline a fair value hierarchy based on inputs used to measure fair value, and enhance disclosure requirements for fair value measurements. These standards do not change existing guidance as to whether or not an instrument is carried at fair value. The Company has determined that its fair value measurements are in accordance with the requirements of these accounting standards.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2009	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$82,021	$154,067	$—	$236,088
Obligations of states and political subdivisions	—	225,598	—	225,598
Mortgage-backed securities	—	364,000	—	364,000
Commercial mortgage-backed securities	—	—	—	—
Asset-backed securities	—	114,163	—	114,163
Corporate notes and loans	—	460,730	—	460,730
Foreign corporate bonds	—	70,993	—	70,993
Other bonds	—	—	—	—

Total fixed maturities	82,021	1,389,551	—	1,471,572
Preferred shares	579	2,020	—	2,599
Common shares	63,057	—	—	63,057
Other invested assets	—	—	7,999	7,999

Total invested assets	$145,657	$1,391,571	$7,999	$1,545,227

As of December 31, 2008	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$75,460	$77,317	$—	$152,777
Obligations of states and political subdivisions	—	243,030	—	243,030
Mortgage-backed securities	—	384,069	—	384,069
Commercial mortgage-backed securities	—	144,457	—	144,457
Asset-backed securities	—	16,553	—	16,553
Corporate notes and loans	—	213,655	—	213,655
Foreign corporate bonds	—	29,150	—	29,150
Other bonds	—	21,283	—	21,283

Total fixed maturities	75,460	1,129,514	—	1,204,974
Preferred shares	1,813	2,852	—	4,665
Common shares	50,613	—	—	50,613
Other invested assets	—	—	46,672	46,672

Total invested assets	$127,886	$1,132,366	$46,672	$1,306,924

The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The securities classified as Level 2 in the above table consist primarily of fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. For corporate loans, price quotes from multiple dealers along with recent reported trades for identical or similar securities are used to develop prices.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for 2009:

Fair Value
Measurements
Using Level 3 Inputs
Other
Invested Assets
(Dollars in thousands)

Beginning balance at January 1, 2008	$46,672
Total gains (losses) (realized/unrealized):
Included in equity in net income of partnership	7,184
Included in accumulated other comprehensive income (loss)	(8,336)
Purchases	31,334
Sales	(68,855)

Ending balance at December 31, 2009	$7,999

Losses for 2009 included in earnings attributable to the change in unrealized gains relating to assets still held at December 31, 2009	$181

The securities classified as Level 3 in the above table consist of $8.0 million related to investments in limited partnerships. Of the investments in limited partnerships, $6.9 million was comprised of securities for which there is no readily available independent market price, and the remaining $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities are subject to an appraisal action in Delaware State Court. Until the appraisal action is resolved, the Company’s ownership interest in this limited partnership is wholly illiquid. The estimated fair value of these limited partnerships is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. However, since the Company does not have the ability to see the invested asset composition of this limited partnership on a daily basis, it has classified this investment within the Level 3 category.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for 2008:

	Fair Value Measurements
	Using Level 3 Inputs
		Other
	Fixed	Invested
	Maturities	Assets	Total
(Dollars in thousands)

2008
Beginning balance at January 1, 2007	$2,376	$64,539	$66,915
Total gains (losses) (realized/unrealized):
Included in equity in net loss of partnership	—	(5,984)	(5,984)
Included in accumulated other comprehensive loss	(55)	(12,160)	(12,215)
Purchases	—	277	277
Sales	(554)	—	(554)
Transfers out of Level 3	(1,767)	—	(1,767)

Ending balance at December 31, 2008	$—	$46,672	$46,672

Losses for 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2008	$—	$(5,984)	$(5,984)

The securities classified as Level 3 in the above table consist of $46.7 million related to investments in limited partnerships. Of this amount, $13.9 million was comprised of securities for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. The remaining $32.8 million was related to limited partnerships that invest mainly in securities that are publicly traded. However, since the Company does not have the ability to see the invested asset composition of these limited partnerships on a daily basis, it has classified these investments within the Level 3 category.

Effective January 1, 2009, the Company changed its primary investment manager and investment accountants. The former investment manager provided the Company with one non-binding price for each of its fixed maturity and equity securities valued as Level 1 or Level 2 in the fair value hierarchy. The new investment manager does not provide any pricing to the Company’s investment accountants. As a result, the Company entered into third party agreements with pricing vendors to obtain single non-binding prices for its securities. The third party pricing vendors, and the respective securities they price, were selected based on the requisite experience of each asset manager by asset class. The investment manager provided advice as to which pricing source would provide the best estimate of fair value for each asset class.

The Company’s pricing vendors provide prices for all investment categories except for investments in limited partnerships. One vendor provides prices for equity securities and select fixed maturity categories including: corporate loans, commercial mortgage backed securities, high yield, investment grade, short term securities, and international fixed income securities, if any. A second vendor provides prices for other fixed maturity categories including: asset backed securities (“ABS”), collateralized mortgage obligations (“CMO”), and municipals. A third vendor provides prices for the remaining fixed maturity categories including mortgage backed securities (“MBS”) and treasuries.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a description of the valuation methodologies used by the Company’s pricing vendors for investment securities carried at fair value:

•	Equity prices are received from all primary and secondary exchanges.

•	Corporate notes are individually evaluated on a nominal spread or an option adjusted spread basis depending on how the market trades a security or sector. Spreads are updated each day and compared with those from the broker/dealer community and contributing firms. Issues are generally benchmarked off of the U.S. treasuries or LIBOR.

•	For CMOs, which are categorized with mortgage-backed securities in the tables listed above, a volatility-driven, multi-dimensional single cash flow stream model or option-adjusted spread model is used. For ABSs, a single expected cash flow stream model is utilized. For both asset classes, evaluations utilize standard inputs plus new issue data, monthly payment information, and collateral performance. The evaluated pricing models incorporate security set-up, prepayment speeds, cash flows, treasury, swap curves and spread adjustments.

•	For municipals, a series of matrices are used to evaluate securities within this asset class. The evaluated pricing models for this asset class incorporate security set-up, sector curves, yield to worst, ratings updates, and adjustments for material events notices.

•	U.S. Treasuries are priced on the bid side by a market maker.

•	For MBSs, the pricing vendor utilizes a matrix model correlation to TBA (a forward MBS trade) or benchmarking to value a security.

•	Corporate loans are priced using averages of bids and offers obtained from the broker/dealer community involved in trading such loans.

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

During 2009, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.

Fair Value of Alternative Investments

Included in “Other invested assets” in the fair value hierarchy at December 31, 2009 are limited liability partnerships measured at fair value using net asset value as a practical expedient as provided by the provisions of

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable accounting guidance. The following table provides the fair value and future funding commitments related to these investments at December 31, 2009.

		Future
		Funding
	Fair Value	Commitments
(Dollars in thousands)

Equity Fund, LP(1)	$5,625	$2,500
Real Estate Fund, LP(2)	1,229	—
High Yield Convertible Securities Fund, LP(3)	1,145	—

Total	$7,999	$2,500

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(3)	This limited partnership is a registered mutual fund which invests in a portfolio of high yield convertible securities issued by companies with small to medium market capitalizations and lower credit ratings (generally below investment grade). In accordance with the partnership agreement, the Company has exercised its right to submit a capital withdrawal request effective December 31, 2009. As of December 31, 2009, the $11.8 million distribution is classified as a receivable and netted with “payable for securities purchased” on the Consolidated Balance Sheet. As of December 31, 2009, the Company was unable to redeem a portion of its ownership interest in this limited partnership with a fair market value of $1.1 million. This is related to convertible preferred securities of one company which are subject to an Appraisal Action in Delaware Court. The partnership decided to participate in the Appraisal Action to maximize the value of its preferred share. Until the appraisal action is resolved, the claim relating to the preferred share is wholly illiquid.

5.	Goodwill and Intangible Assets

During 2008, the gross written premium of the Penn-America Group declined, and the Company’s and certain of its competitors’ market values declined, indicating that goodwill and other indefinite lived assets might be impaired. After testing, the Company concluded that impairment of goodwill and partial impairment of the intangible assets related to the merger with Penn-America Group, Inc. was necessary. As a result, the Company recorded an impairment charge of $92.2 million, net of tax, in the fourth quarter of 2008 related to the Company’s 2005 merger with the Penn-America Group. The impairment charge of $92.2 million is comprised of a goodwill impairment of $84.3 million, an impairment of intangible assets with an indefinite life of $0.8 million pre-tax, $0.5 million after tax, and an impairment of intangible assets with a definite life of $11.4 million pre-tax, $7.4 million after-tax. An overview of the testing conducted during the fourth quarter of 2008 is as follows:

Goodwill

In 2008, Goodwill was tested for impairment using a two-step process. The first step was to determine if there was an impairment based on the estimated fair value of the reporting unit compared to the carrying value of the business unit, and the second step, which is only required if step one yields a business unit carrying value that is

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater than the fair value of the business unit, was to determine the amount of the impairment loss, which was equal to the excess carrying value over the implied fair value of the goodwill of the reporting unit giving rise to the goodwill.

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

Step two of the goodwill impairment test, which determines the amount of the impairment loss, required the Company to determine the fair value of each asset and liability and to compare those values to the implied fair value of the reporting unit to determine the amount of goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities was the implied fair value of goodwill. Step two of the goodwill impairment test indicated the fair value of the Penn-America reporting unit was less than the amounts assigned to the assets and liabilities of the reporting unit, demonstrating that the entire amount of the Penn-America goodwill was impaired. As a result, the Company recorded an impairment charge of $84.3 million, which reduced the balance of goodwill at December 31, 2008 to $0.

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

Intangible assets with indefinite lives

As of December 31, 2009 and 2008, intangible assets with indefinite lives, which are comprised of trade names and state insurance licenses, were $9.2 million. Impairment testing performed in 2009 indicated that there was no impairment.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets with definite lives

As of December 31, 2009 and 2008, intangible assets with definite lives, which are comprised of software technology, were $0.04 million and $0.1 million, respectively. Applicable accounting guidance requires that intangible assets with definite lives are to be tested for impairment whenever events or changes in circumstances indicate that its carrying amount exceeds fair value and the carrying amount is not be recoverable. Impairment testing performed in 2009 indicated that there was no impairment. Other than the aforementioned software technology, all intangible assets with definite lives were written off in 2008. (See table below.)

Impairment of indefinite lived intangible asset is the condition that exists when the carrying amount of an intangible asset with an indefinite life exceeds its fair value and is not recoverable. The carrying value of an intangible asset is not recoverable if it exceeds the sum of future undiscounted cash flows expected to result from the use and disposition of the asset.

The Company’s intangible assets with definite lives pertain to the Penn-America Group agency relationships that were in force at the time of the merger and internally developed software. The Company determined that the forecasted undiscounted cash flows related to the agency relationships, net of a capital charge equal to 16.0% of required capital, were negative, and therefore there was no value to the agency relationships. As a result, the Company recorded an impairment charge of $11.4 million pre-tax and $7.4 million after-tax, which reduced the balance of the agency relationships at December 31, 2008 to $0. The internally developed software related to the Penn-America Group does not directly generate cash flows; therefore, the Company worked with the independent valuation firm to determine the fair value of the software. The valuation firm used the cost approach, which estimates the cost to replicate the software, to determine the fair value of the internally developed software. The software was valued at $0.3 million, which is greater than the carrying value of $0.1 million, indicating there was no impairment.

The following tables present details of the Company’s intangible assets as of December 31, 2009:

(Dollars in thousands)			Accumulated
Description	Useful Life	Cost	Amortization	Net Value

Trade names	Indefinite	$4,200	$—	$4,200
State insurance licenses	Indefinite	5,000	—	5,000
Software technology	5 years	400	364	36

		$9,600	$364	$9,236

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present details of the Company’s intangible assets as of December 31, 2008:

(Dollars in thousands)			Accumulated	Impairment
Description	Useful Life	Cost	Amortization	Charge	Net Value

Agency relationships	16 years	$15,012	$3,609	$11,403	$—
Trade names	Indefinite	5,000	—	800	4,200
State insurance licenses	Indefinite	5,000	—	—	5,000
Software technology	5 years	400	291	—	109

		$25,412	$3,900	$12,203	$9,309

Amortization expense related to the Penn-America Group, Inc. merger was $0.07 million, $1.0 million, and $1.0 million for 2009, 2008, and 2007.

Remaining amortization of the intangible assets is expected to be $0.04 million in 2010.

6.	Reinsurance

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

At December 31, 2009 and 2008, the Company carried reinsurance receivables of $543.4 million and $679.3 million, respectively. These amounts are net of a purchase accounting adjustment and an allowance for uncollectible reinsurance receivables. The purchase accounting adjustment is related to discounting the loss reserves to their present value and applying a risk margin to the discounted reserves. This adjustment was $17.5 million at December 31, 2009 and 2008, respectively. The allowance for uncollectible reinsurance receivables was $12.9 million and $13.6 million at December 31, 2009 and 2008, respectively. The change is primarily due to the decrease in the amount of carried reinsurance receivables.

At December 31, 2009 and 2008, the Company held collateral securing its reinsurance receivables of $378.1 million and $477.1 million, respectively. Prepaid reinsurance premiums were $16.5 million and $24.0 million at December 31, 2009 and 2008, respectively. Reinsurance receivables, net of collateral held, were $165.3 million and $202.2 million at December 31, 2009 and 2008, respectively.

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

Property Per Risk Excess of Loss — Effective January 1, 2010, the Company renewed its property per risk excess of loss treaty which provides coverage of $14.0 million per risk in excess of $1.0 million per risk. This replaces the treaty that expired December 31, 2009, which also covered $14.0 million per risk in excess of $1.0 million per risk. This treaty provides coverage in two layers: $4.0 million per risk in excess of $1.0 million per

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk, and $10.0 million per risk in excess of $5.0 million per risk. Similar to expiring terms, the first layer is subject to a $4.0 million limit of liability for all risks involved in one loss occurrence, and the second layer is subject to a $10.0 million limit for all risks involved in one loss occurrence.

Professional Liability Excess of Loss — Effective January 1, 2010, the Company renewed its professional liability excess of loss treaty which provides coverage of $4.0 million per policy / occurrence in excess of $1.0 million per policy / occurrence. This replaces the treaty that expired December 31, 2009, which provided identical limits of coverage.

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

Casualty Clash Excess of Loss — Effective January 1, 2010, the Company renewed its casualty clash excess of loss treaty which provides coverage of $10.0 million per occurrence in excess of $3.0 million per occurrence, subject to a $20.0 million limit for all loss occurrences. This replaces the treaty that expired December 31, 2009, which provided identical coverage.

Property Quota Share — Effective January 1, 2010, the Company renewed its quota share treaty related to the Penn-America property line of business. The expiring quota share program was terminated on a cut-off basis. The renewal quota share program covers premiums earned in 2010 on policies written in 2009 and 2010. The quota share percentage was increased from 30% to 40%. During 2009, the Company ceded $6.3 million of earned premium.

There were no other significant changes to any of the Company’s other reinsurance treaties during 2009.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.

As of December 31, 2009, the Company had aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following groups of reinsurers. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses and prepaid reinsurance premiums, less amounts secured by collateral.

	Reinsurance	A.M. Best Ratings
	Receivables	(As of December 31, 2009)
(Dollars in millions)

Munich Group	$49.9	A+
Gen Re Group	26.3	A++

	$76.2

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of reinsurance on premiums written and earned is as follows:

	Written	Earned
(Dollars in thousands)

For the year ended December 31, 2009:
Direct business	$267,981	$298,427
Reinsurance assumed	73,018	60,667
Reinsurance ceded	(50,004)	(57,420)

Net premiums	$290,995	$301,674

For the year ended December 31, 2008:
Direct business	$353,168	$429,164
Reinsurance assumed	25,532	28,221
Reinsurance ceded	(69,620)	(74,877)

Net premiums	$309,080	$382,508

For the year ended December 31, 2007:
Direct business	$536,868	$605,316
Reinsurance assumed	26,244	12,698
Reinsurance ceded	(72,577)	(81,691)

Net premiums	$490,535	$536,323

7.	Income Taxes

The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 28.59% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the annual taxable income of each country to calculate the annual income tax expense.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the Insurance Operations, for the years ended December 31, 2009, 2008, and 2007 were as follows:

Year Ended December 31, 2009:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$191,138	$267,993	$(118,132)	$340,999

Net premiums written	$190,862	$100,133	$—	$290,995

Net premiums earned	$185,471	$116,203	$—	$301,674
Net investment income	41,764	46,890	(18,440)	70,214
Net realized investment gains	2,338	13,524	—	15,862

Total revenues	229,573	176,617	(18,440)	387,750
Losses and Expenses:
Net losses and loss adjustment expenses	95,730	73,652	—	169,382
Acquisition costs and other underwriting expenses	75,185	44,744	—	119,929
Corporate and other operating expenses	10,014	6,738	—	16,752
Interest expense	—	25,656	(18,440)	7,216

Income before income taxes	$48,644	$25,827	$—	$74,471

Year Ended December 31, 2008:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$178,310	$353,130	$(152,740)	$378,700

Net premiums written	$156,341	$152,739	$—	$309,080

Net premiums earned	$195,421	$187,087	$—	$382,508
Net investment income	41,157	45,113	(18,440)	67,830
Net realized investment losses	(4,215)	(46,044)	—	(50,259)

Total revenues	232,363	186,156	(18,440)	400,079
Losses and Expenses:
Net losses and loss adjustment expenses	151,643	153,531	—	305,174
Acquisition costs and other underwriting expenses	83,540	59,227	—	142,767
Corporate and other operating expenses	9,168	4,750	—	13,918
Interest expense	—	27,097	(18,440)	8,657
Impairments of goodwill and intangible assets	—	96,449	—	96,449

Loss before income taxes	$(11,988)	$(154,898)	$—	$(166,886)

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007:

	Non-U.S.	U.S.
	Subsidiaries	Subsidiaries	Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$271,120	$536,835	$(244,843)	$563,112

Net premiums written	$257,105	$233,430	$—	$490,535

Net premiums earned	$271,065	$265,258	$—	$536,323
Net investment income	44,305	51,513	(18,477)	77,341
Net realized investment gains (losses)	(23)	991	—	968

Total revenues	315,347	317,762	(18,477)	614,632
Losses and Expenses:
Net losses and loss adjustment expenses	149,803	149,438	—	299,241
Acquisition costs and other underwriting expenses	102,223	71,958	—	174,181
Corporate and other operating expenses	9,044	2,599	—	11,643
Interest expense	—	29,849	(18,477)	11,372

Income before income taxes	$54,277	$63,918	$—	$118,195

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2009		2008		2007
		% of Pre-		% of Pre-		% of Pre-
	Amount	Tax Income	Amount	Tax Income	Amount	Tax Income
(Dollars in thousands)

Expected tax provision at weighted average	$9,110	12.2%	$(54,182)	(32.4)%	$22,434	19.0%
Adjustments:
Tax exempt interest	(2,571)	(3.5)	(2,994)	(1.8)	(2,462)	(2.1)
Dividend exclusion	(375)	(0.5)	(653)	(0.4)	(476)	(0.4)
Impairment of goodwill	—	—	29,486	17.7	—	—
Other	(1,854)	(2.4)	(920)	(0.6)	(816)	(0.7)

Actual taxes (benefits) on continuing operations	$4,310	5.8%	$(29,263)	(17.5)%	$18,680	15.8%

The effective income tax rate for 2009 was 5.8%, compared with an effective income tax benefit rate of 17.5% for 2008 and an effective income tax rate of 15.8% for 2007. The effective rate differed from the weighted average expected income tax expense rate of 12.2% for 2009 primarily due to investments in tax-exempt securities and the decrease in prior years tax contingencies due to lapses on the statute of limitations. The effective rate differed from the weighted average expected income tax benefit rate of 32.4% for 2008 primarily due to investments in tax-exempt securities and the impairments of goodwill and intangible assets. The effective rate differed from the

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average expected income tax expense rate of 19.0% for 2007 primarily due to investments in tax-exempt securities.

The following table summarizes the components of income tax expense:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Current income tax expense:
Foreign and U.S. Federal	$(5,345)	$(14,319)	$20,241
Deferred income tax expense (benefit):
U.S. Federal	9,655	(14,944)	(1,561)

Total income tax expense	$4,310	$(29,263)	$18,680

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2009 and 2008 are presented below:

	2009	2008
(Dollars in thousands)

Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$17,316	$21,520
Unearned premiums	3,215	4,340
Alternative minimum tax credit carryover	3,240	796
Partnership K1 basis differences	3,435	8,549
Investment impairments	4,362	11,707
Stock options	1,977	2,021
Losses on securities	1	1,905
Other	4,661	2,536

Total deferred tax assets	38,207	53,374

Deferred tax liabilities:
Intangible assets	3,233	3,259
Unrealized gain on securities available-for-sale and less than 3% owned investments in partnerships included in accumulated other comprehensive income	16,053	11,210
Gain on partnerships greater than 20% owned	2,714	806
Investment basis differences	(417)	1,771
Deferred acquisition costs	1,875	2,304
Depreciation and amortization	193	233
Other	737	1,259

Total deferred tax liabilities	24,388	20,842

Total net deferred tax assets	$13,819	$32,532

Management believes it is more likely than not that the deferred tax assets will be completely utilized in future years. As a result, there is no valuation allowance at December 31, 2009 and 2008.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $3.2 million and $0.8 million as of December 31, 2009 and 2008, respectively, which can be carried forward indefinitely. As a result of the 2008

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2009 capital loss carrybacks and 2009 net operating loss carryback, the alternative minimum tax was triggered in the carryback years. In 2008, there were $29.0 million of other than temporary impairment losses on invested assets held by the Company’s U.S. Subsidiaries. Of that amount, $18.3 million was realized in 2009, net of capital gains of $11.1 million. In 2009, there was a net operating loss of $15.6 million. As a result, the AMT credit carryforward increased by $2.4 million.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2006.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefits were $1.1 million and $3.1 million as of December 31, 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance as of January 1, 2007 and 2008	$3,646
Lapses on statutes of limitations	(554)

Balance as of December 31, 2008	3,092
Lapses on statutes of limitations	(1,986)

Balance as of December 31, 2009	$1,106

If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period. The provision for gross unrecognized tax benefits decreased $2.0 million during 2009 due to the expiration of the IRS statute of limitations on the Company’s 2005 federal income tax return. As a result, the effective income tax rate was reduced by 2.7% during 2009.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2009, the Company has recorded $0.1 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2009		2008		2007
(Dollars in thousands)

Unpaid losses and loss adjustment expenses at beginning of period	$1,506,429		$1,503,237		$1,702,010
Less: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	670,591		702,353		966,668

Net balance at beginning of period	835,838		800,884		735,342
Incurred losses and loss adjustment expenses related to:
Current year	178,492		270,242		328,346
Prior years(1)	(9,110	)(2)	34,932	(3)	(29,105	)(4)

Total incurred losses and loss adjustment expenses	169,382		305,174		299,241

Paid losses and loss adjustment expenses related to:
Current year	44,100		58,435		73,923
Prior years	230,328		211,785		159,776

Total paid losses and loss adjustment expenses	274,892		270,220		233,699

Net balance at end of period	730,328		835,838		800,884
Plus: Gross reinsurance receivables on unpaid losses and loss adjustment expenses	527,413		670,591		702,353

Unpaid losses and loss adjustment expenses at end of period	$1,257,741		$1,506,429		$1,503,237

(1)	When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

(2)	In 2009, the Company reduced its prior accident year loss reserves by $8.4 million and reduced its allowance for uncollectible reinsurance by $0.7 million. The reduction of the prior accident year loss reserves primarily consisted of a $5.5 million reduction in property lines, a $2.9 million reduction in general liability lines, and a $4.7 million reduction in umbrella lines, partially offset by a $4.7 million increase in professional liability lines. The reduction in the property lines primarily consisted of reductions related to accident year 2006 through 2008 due to better than expected loss emergence in brokerage. The reduction in the general liability lines primarily consisted of reductions of $13.5 million related to accident years 2006 and prior due to loss emergence that had been consistently lower than expected during the year, partially offset by increases of $10.6 million to accident years 2007 and 2008 that were driven by a large claim and an increase in our construction defect provisions for Penn America. The reduction in the umbrella lines primarily consisted of net reductions of $5.1 million related to accident years 2007 and prior that were driven by loss emergence throughout the year that was consistently better than expected, partially offset by increases of $0.4 million related to accident year 2008. The increase to the professional liability lines primarily consisted of increases of $10.1 million related to accident years 2007 and 2008 due to an increase in severity, partially offset by net reductions of $5.4 million primarily related to accident years 2006 and prior. The reduction in the allowance for uncollectible reinsurance is due to a decrease in the amount of the Company’s carried reinsurance receivables.

(3)	In 2008, the Company increased its prior accident year loss reserves by $31.8 million and increased its allowance for uncollectible reinsurance by $3.1 million. The loss reserves increase of $31.8 million consisted of

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increases of $15.3 million in general liability lines and $18.3 million in professional liability lines, offset by reductions of $1.2 million in property lines and $0.6 million in umbrella lines. The increase to the general liability lines consisted of increases of $20.4 million related to accident years 2006, 2007, and 2001 and prior, offset by reductions of $5.1 million related to accident years 2002 through 2005. The increase to the professional liability lines consisted of increases of $20.3 million related to accident years 2006 and 2007, offset by reductions of $2.0 million related to accident years 2005 and prior. The reduction in property lines consisted of reductions of $2.6 million related to accident years 2007 and 2003 and prior, offset by increases of $1.4 million related to accident years 2004 through 2006. The reduction in umbrella lines was primarily related to accident years 2004 and prior.

(4)	In 2007, the Company reduced its prior accident year loss reserves by $24.7 million and reduced its allowance for uncollectible reinsurance by $4.4 million. The loss reserves reduction of $24.7 million consisted of a net reduction of $42.5 million for primary liability, umbrella and excess, construction defect, and lines in run-off due to both lower than expected frequency and severity emergence, offset by a $17.8 million increase in net reserves for unallocated loss adjustment expenses and asbestos and environmental.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. Management believes its reserves for CD claims ($55.0 million and $58.1 million as of December 31, 2009 and 2008, net of reinsurance, respectively) are appropriately established based upon known facts, existing case law and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded.

The Company has exposure to asbestos & environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2009, 2008, and 2007 were IBNR reserves of $21.6 million, $31.8 million, and $21.5 million, respectively, and case reserves of approximately $10.1 million, $5.2 million, and $8.7 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Gross reserve for A&E losses and loss adjustment expenses — beginning of period	$60,601	$65,116	$48,274
Plus: Incurred losses and loss adjustment expenses — case reserves	9,212	6,592	11,519
Plus: Incurred losses and loss adjustment expenses — IBNR	(5,716)	1,469	9,719
Less: Payments	12,927	12,576	4,396

Gross reserves for A&E losses and loss adjustment expenses — end of period	$51,170	$60,601	$65,116

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Net reserve for A&E losses and loss adjustment expenses — beginning of period	$36,926	$30,144	$17,078
Plus: Incurred losses and loss adjustment expenses — case reserves	9,989	4,150	4,242
Plus: Incurred losses and loss adjustment expenses — IBNR	(5,564)	7,988	10,562
Less: Payments	9,674	5,356	1,738

Net reserves for A&E losses and loss adjustment expenses — end of period	$31,677	$36,926	$30,144

Establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. In response to these developments, management increased gross and net A&E reserves during the third quarter of 2007 to reflect its best estimate of A&E exposures. In 2009, one of the Company’s insurance companies was dismissed from a lawsuit seeking coverage from it and other unrelated insurance companies. The suit involved issues related to approximately 3,900 existing asbestos related bodily injury claims and future claims. The dismissal was the result of a settlement of a disputed claim related to accident year 1984. The settlement is conditioned upon certain legal events occurring which will trigger financial obligations by the insurance company. Management will continue to monitor the developments of the litigation to determine if any additional financial exposure is present.

As of December 31, 2009, 2008, and 2007, the survival ratio on a gross basis for the Company’s open A&E claims was 5.1 years, 9.2 years, and 8.2 years, respectively. As of December 31, 2009, 2008, and 2007, the survival ratio on a net basis for the Company’s open A&E claims was 5.7 years, 13.8 years, and 6.3 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a non-GAAP financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Debt consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

6.22% guaranteed senior notes of United America Indemnity Group due July 2015	$90,000	$90,000
Three-month LIBOR plus 4.05% junior subordinated debentures of AIS due September 2033	10,310	10,310
Three-month LIBOR plus 3.85% junior subordinated debentures of AIS due October 2033	20,619	20,619
Loans payable, due 2012 to 2013, stated interest up to 4.5%	640	916

Total debt	$121,569	$121,845

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

The Company’s wholly owned business trust subsidiaries, UNG Trust I and UNG Trust II, are not consolidated pursuant to applicable accounting guidance. These business trust subsidiaries have issued $30.0 million in floating rate capital securities and $0.9 million of floating rate common securities. The sole assets of the business trust subsidiaries are $30.9 million of the Company’s junior subordinated debentures, which have the same terms with respect to maturity, payments, and distributions as the floating rate capital securities and the floating rate common securities.

On May 15, 2008, the Company redeemed all of the $15.0 million issued and outstanding notes of Penn Trust II. In conjunction with this redemption, the $15.5 million of junior subordinated debentures of PAGI, which

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are the sole assets of Penn Trust II, were also redeemed. The registration of Penn Trust II was cancelled effective February 2, 2009.

Loans Payable

Loans payable of $0.6 million and $0.9 million as of December 31, 2009 and 2008 were comprised of a loan payable to a former minority shareholder. The current portion of these loans that will be payable in 2010 is $0.3 million. Interest expense related to loans payable was $0.03 million, $0.03 million, and $0.05 million for 2009, 2008, and 2007, respectively.

10.	Shareholders’ Equity

Rights Offering

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Repurchases of the Company’s Class A Common Shares

The Company allows employees to surrender the Company’s Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s Share Incentive Plan. During 2009, the Company purchased an aggregate of 27,057 of surrendered Class A common shares from its employees for $0.2 million. During 2008, the Company purchased an aggregate of 17,948 of surrendered Class A common shares from its employees for $0.3 million. All Class A common shares purchased from employees by the Company are held as treasury stock and recorded at cost.

As part of the Rights Offering, the Company purchased 10,000 Class A common shares for $0.04 million that had been purchased by a former employee with the non-transferable Class A Rights that were distributed to that former employee for Class A common shares held of non-vested restricted stock. Since the restricted stock was not vested, the former employee, upon leaving the Company, had to forfeit those Class A common shares that had been purchased with the non-transferable Class A Rights that were distributed on that unvested restricted stock. See above for more details concerning the Rights Offering.

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

The following table provides information with respect to the Class A common shares that were surrendered or repurchased in 2009:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period(1)	Purchased		Per Share	or Program	Plan or Program(2)

January 1-31, 2009	9,246	(3)	$12.13	—	$—
February 1-28, 2009	4,326	(3)	$10.50	—	$—
May 1-31, 2009	2,398	(3)	$4.89	—	$—
July 1-31, 2009	17,302	(4)	$4.51	—	$—
October 1-31, 2009	1,594	(3)	$7.46	—	$—
November 1-30, 2009	2,191	(3)	$6.95	—	$—

Total	37,057		$7.40	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Includes 7,302 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock and 10,000 shares repurchased as part of the Rights Offering.

The following table provides information with respect to the Class A common shares that were surrendered or repurchased in 2008:

						Approximate
				Total Number of		Dollar Value
				Shares Purchased		of Shares That
	Total Number		Average	as Part of Publicly		May Yet Be
	of Shares		Price Paid	Announced Plan		Purchased Under the
Period(1)	Purchased		Per Share	or Program		Plan or Program(2)

January 1-31, 2008	93,054	(3)	$19.70	88,362	(4)	$434
February 1-29, 2008	71,242	(5)	$19.23	68,659	(6)	$49,680,261
March 1-31, 2008	154,200		$19.03	154,200	(6)	$45,746,974
May 1-31, 2008	995,674		$14.06	995,674	(6)	$31,749,232
June 1-30, 2008	1,606,850		$14.25	1,606,850	(6)	$8,847,487
July 1-31, 2008	636,545	(7)	$13.97	633,376	(6)	$—
September 1-30, 2008	2,173	(8)	$14.69	—		$—
October 1-31, 2008	1,931	(8)	$11.21	—		$—
November 1-30, 2008	3,226	(8)	$12.35	—		$—
December 1-31, 2008	174	(8)	$11.45	—		$—

Total	3,565,069		$14.59	3,547,121		N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Includes 4,692 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Purchased as part of the repurchase authorization announced in December 2007.

(5)	Includes 2,583 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(6)	Purchased as part of the repurchase authorization announced in February 2008.

(7)	Includes 3,169 shares surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(8)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

11.	Related Party Transactions

Fox Paine & Company

As of December 31, 2009, Fox Paine & Company beneficially owns shares having approximately 89.6% of the Company’s total outstanding voting power. Fox Paine & Company can nominate five of the directors of the Company’s Board of Directors. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company directly reimbursed Fox Paine & Company $0.5 million, $0.1 million, and $0.3 million during 2009, 2008, and 2007, respectively, for expenses incurred in providing management services.

As mentioned in Note 10 above, as a result of the Rights Offering, the Company agreed to pay Fox Paine & Company an arrangement fee of $2.0 million and a backstop fee equal to 5% of the aggregate gross proceeds raised in the Rights Offering, or $5.0 million, for total payments of $7.0 million. Since Fox Paine & Company is a related party, and all other shareholders were not offered these fees in the Rights Offering, the payment of the fees was

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to the prior approval of the Company’s shareholders, which was obtained at the Annual General Shareholders’ meeting that was held on October 27, 2009. The fees were paid on October 27, 2009. See Note 10 above for more details concerning the Rights Offering.

At December 31, 2009 and 2008, Wind River Reinsurance was a limited partner in the Fox Paine Capital Fund, II, which is managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $5.6 million and $6.8 million at December 31, 2009 and 2008, respectively. At December 31, 2009, the Company had an unfunded capital commitment of $2.5 million to the partnership.

In September 2009, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company pursuant to the Management Agreement with Fox Paine & Company. The management fees cover the period from September 5, 2009 through September 4, 2010 and will be recognized ratably over that period. In November 2008, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company. The management fees cover the period from September 5, 2008 through September 4, 2009 and were recognized ratably over that period. In November 2007, management fees of $1.5 million in the aggregate were paid to Fox Paine & Company. The management fees covered the period from September 5, 2007 through September 4, 2008 and were recognized ratably over that period. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company.

As part of the Company’s intended redomestication from the Cayman Islands to Ireland (see Note 20 for details), the Company has agreed to indemnify Fox Paine & Company against any Irish stamp duty that it may incur. See Item 1B in Part I of the report for details concerning the Irish stamp duty.

Cozen O’Connor

In 2009, 2008, and 2007, the Company incurred $0.09 million, $1.1 million, and $1.3 million, respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.

Validus Reinsurance, Ltd.

Validus Reinsurance, Ltd. (“Validus”) was a participant on the Company’s following catastrophe reinsurance treaties:

•	$30.0 million in excess of $30.0 million, which expired on May 31, 2007;

•	$25.0 million in excess of $5.0 million, which expired on May 31, 2007;

•	$100.0 million in excess of $10.0 million, which expired on May 31, 2008; and

•	$70.0 million in excess of $10.0 million, which expired on May 31, 2009.

The Company paid $0.2 million and $0.9 million in 2008 and 2007, respectively, in premium to Validus as a result these treaties. There was no premium paid to Validus in 2009.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Ceded written premium	$2,518	$10,634	$10,762
Ceded losses	2,314	8,075	1,893

Edward J. Noonan, the chairman and chief executive officer of Validus, was a member of the Company’s Board of Directors until June 1, 2007, when he resigned from the Company’s Board. Validus remains a related party since the current quota share retrocession agreement between Validus and Wind River Reinsurance was put in place during the period when Mr. Noonan was a member of the Company’s Board of Directors.

Citigroup Global Markets, Inc.

In connection with the Rights Offering, the Company entered into an agreement with Citigroup Global Markets, Inc. (“Citi”), wherein Citi agreed to be the Company’s exclusive capital markets structuring adviser to provide advisory and investment banking services. The Company paid Citi $1.0 million in connection with these services. Chad A. Leat, a managing director and chairman of Citigroup’s Global Alternative Asset Group, is a member of the Company’s Board of Directors.

12.	Commitments and Contingencies

Lease Commitments

Total rental expense under operating leases for the years ended December 31, 2009, 2008, and 2007 were $3.5 million, $3.7 million, and $3.6 million, respectively. At December 31, 2009, future minimum payments under non-cancelable operating leases were as follows:

(Dollars in thousands)

2010	$3,499
2011	3,398
2012	3,480
2013	3,414
2014 and thereafter	646

Total	$14,437

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

On December 4, 2008, a federal jury in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) returned a $24.0 million verdict in favor of United National Insurance Company (“United National”), an indirect wholly owned subsidiary of the Company, against AON Corp., an insurance and reinsurance broker. On July 24, 2009, a federal judge from the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia) upheld that jury verdict. In doing so, the U.S. District Judge increased the verdict to $32.2 million by adding more than $8.2 million in prejudgment interest. AON has filed its Notice of Appeal and a Bond in the amount of $33.0 million. A court ordered mediation took place on December 10, 2009, which did not result in a settlement. The Company has received a briefing schedule from the Appellate Court. Once all briefs have been filed and reviewed by the Court, the Court will likely order oral arguments. It is estimated that it will take another eight to ten months for a decision following oral arguments. United National does not intend to recognize the gain contingency until the matter has been resolved through the appellate process.

Other Commitments

As mentioned in Note 11 above, the Company has a remaining commitment of $2.5 million to the Fox Paine Capital Fund, II. The timing and funding of this remaining commitment has not been determined. As investment opportunities are identified by the partnerships, capital calls will be made.

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, whereby in connection with certain management services provided to it by Fox Paine & Company, the Company agreed to pay an annual management fee of $1.5 million to Fox Paine & Company. The most recent annual management fee of $1.5 million was paid to Fox Paine & Company on September 25, 2009. The next annual management fee payment of $1.5 million is payable on November 1, 2010.

13.	Share-Based Compensation Plans

The fair value method of accounting recognizes share-based compensation in the statements of operations using the grant-date fair value of the stock options and other equity-based compensation expensed over the requisite service and vesting period.

The Company adopted accounting guidance that sets accounting requirements for share-based compensation to employees and non-employee directors, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. For the purpose of determining the fair value of stock option awards, the Company uses the Black-Scholes option-pricing model. The estimation of forfeitures is required when recognizing compensation expense which is then adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment to compensation in the period of change.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.3 million, $0.1 million and $(0.4) million for the years ended December 31, 2009, 2008, and 2007, respectively.

See the Company’s 2008 Annual Report on Form 10-K, filed with the SEC on March 10, 2008 for plan activity prior to 2007.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OPTIONS

Share Incentive Plan

The Company maintains the United America Indemnity, Ltd. Share Incentive Plan (as so amended, the “Plan”). The purpose of the Plan is to give the Company a competitive advantage in attracting and retaining officers, employees, consultants and non-employee directors by offering stock options, restricted shares and other stock-based awards. As amended in May 2005, the Company may issue up to 5.0 million Class A common shares for issuance pursuant to awards granted under the Plan. Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

					Weighted
					Average
	Time-Based	Performance-	Tranche A	Total	Exercise Price
	Options	Based Options	Options	Options	Per Share

Options outstanding at January 1, 2007	1,132,139	202,429	56,074	1,390,642	$15.92
Options issued	217,473	197,473	—	414,946	$25.15
Options forfeited	(254,979)	(202,429)	—	(457,408)	$23.90
Options exercised	(144,232)	—	—	(144,232)	$13.19
Options retired	(90,300)	—	—	(90,300)	$10.00
Options purchased by Company	(119,700)	—	—	(119,700)	$10.00

Options outstanding at December 31, 2007	740,401	197,473	56,074	993,948	$17.75
Options issued	249,419	249,419	—	498,838	$20.05
Options forfeited	(54,206)	—	—	(54,206)	$12.98
Options exercised	(98,743)	—	—	(98,743)	$10.54
Options retired	(322)	—	—	(322)	$8.49
Options purchased by Company	(197,473)	(197,473)	—	(394,946)	$25.32

Options outstanding at December 31, 2008	639,076	249,419	56,074	944,569	$16.83
Options issued	249,419	249,419	—	498,838	$11.90
Options forfeited	(15,000)	—	—	(15,000)	$21.87
Options retired	(205,455)	—	(56,074)	(261,529)	$11.22
Options purchased by Company	(249,419)	(249,419)	—	(498,838)	$12.83

Options outstanding at December 31, 2009	418,621	249,419	—	668,040	$13.92

Options exercisable at December 31, 2009	226,557	62,355	—	288,912	$15.68

NOTE:	The above table excludes 55,000 warrants that were issued, at an exercise price of $10.00 per share, on September 5, 2003 and which expired on September 11, 2008. In addition, the Tranche A options were granted outside of the Plan.

There was no activity in the Option-A Tranche during 2007 or 2008. In 2009, 56,074 Option-A Tranche options expired on March 31, 2009.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

During 2009, the Company granted 249,419 Time-Based Options and 249,419 Performance-Based Options under the Plan. The Company also cancelled 249,419 Time-Based Options and 249,419 Performance-Based Options under the plan as a result of the amendment and restatement of Larry A. Frakes’ employment agreement. The Time-Based Options vest in 25% increments on December 31, 2008, 2010, 2011, and 2012, with any unvested options being forfeited upon termination of employment for any reason, and expire 10 years after the grant date. The Performance-Based Options vest in 25% increments and are conditional upon the Company achieving various operating targets and expire 10 years after the grant date.

In 2009, the Company recorded $1.2 million of compensation expense for the 668,040 outstanding options granted under the Plan. In 2008, the Company recorded $1.2 million of compensation expense for the 944,569 outstanding options granted under the Plan. In 2007, the Company recorded $0.8 million of compensation expense for the 993,948 outstanding options granted under the Plan. The Company received $0.0 million, $1.0 million and $1.9 million of proceeds from the exercise of options during 2009, 2008, and 2007, respectively. Amortization expense related to options is anticipated to be $1.3 million in 2010, $1.3 million in 2011, and $0.1 million in 2012.

Option intrinsic values, which are the differences between the fair market value of $7.92 at December 31, 2009 and the strike price of the option, are as follows:

		Weighted
	Number	Average
	of Shares	Strike Price	Intrinsic Value

Outstanding	668,040	$12.83	$0.0 million
Exercisable	288,912	13.92	0.0 million
Exercised	—	—	0.0 million

NOTE:	The intrinsic value of the Exercised Options is the difference between the fair market value at time of exercise and the strike price of the option.

The options exercisable at December 31, 2009 include the following:

Number of Options
Option Price	Exercisable

$8.49	415
$10.00	38,587
$14.62	10,000
$17.00	90,200
$18.40	5,000
$18.85	20,000
$20.05	124,710

Options exercisable at December 31, 2009	288,912

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted under the Plan was $2.28, $7.57, and $9.19 in 2009, 2008, and 2007, respectively, using a Black-Scholes option-pricing model and the following weighted average assumptions:

	2009	2008	2007

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.40%	31.4%	26.6%
Risk-free interest rate	3.0%	3.1%	4.6%
Expected option life	6.1 years	6.6 years	6.2 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2009, 2008, and 2007:

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2009	Exercise Price	Remaining Life

$8.48- $9.99	415	$8.49	2.0 years	(1)
$10.00-$16.99	547,425	$11.82	7.1 years	(1)
$17.00-$19.99	120,200	$17.44	4.0 years	(1)

Total	688,040

(1)	Decrease in weighted average remaining life from the prior year is due to terminations of employees with exercisable options that expired in early 2009.

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2008	Exercise Price	Remaining Life

$6.50- $9.99	56,489	$6.51	0.4 years	(1)
$10.00-$16.99	187,887	$10.25	2.3 years	(1)
$17.00-$19.99	181,355	$17.45	3.6 years	(1)
$20.00-$21.87	518,838	$20.12	8.4 years

Total	944,569

(1)	Decrease in weighted average remaining life from the prior year is due to terminations of employees with exercisable options that expired in early 2009.

		Weighted Average
	Outstanding at	Per Share	Weighted Average
Ranges of Exercise Prices	December 31, 2007	Exercise Price	Remaining Life

$6.50- $9.99	58,812	$6.59	5.9 years
$10.00-$16.99	310,425	$10.15	6.0 years
$17.00-$19.99	209,765	$17.48	6.6 years
$20.00-$25.32	414,946	$25.15	9.4 years

Total	993,948

Restricted Shares

In addition to stock option awards, the Plan also provides for the issuance of Restricted Shares to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $1.8 million, $1.4 million and $1.4 million for 2009, 2008, and 2007, respectively. The total unrecognized compensation expense

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the non-vested restricted stock was $2.3 million at December 31, 2009, which will be recognized over a weighted average life of 2.2 years. The weighted average fair value of the 292,995 Class A common shares, subject to certain restrictions granted to key employees of the Company under the Plan (“Restricted Shares”) that vested during the year ended December 31, 2009 was $7.39 per share.

The following table summarizes the restricted stock awards since inception.

	Restricted Stock Awards
Year	Employees	Directors	Total

Inception through 2006(1)	550,664	58,804	609,468
2007	83,984	19,335	103,319
2008	222,675	47,404	270,079
2009	131,138	203,524	334,662

	988,461	329,067	1,317,528

(1)	Includes 245,208 shares that were purchased by key employees in 2003.

The following table summarizes the non-vested Restricted Shares activity for the years ended December 31, 2007, 2008, and 2009:

		Weighted
		Average
	Number of	Price
	Shares	Per Share

Non-vested Restricted Shares at January 1, 2007	227,639	$20.56
Shares issued	103,319	$23.60
Shares vested	(54,886)	$21.70
Shares forfeited	(31,531)	$22.58
Shares returned	31,531	$22.58
Shares purchased	(35,000)	$20.18

Non-vested Restricted Shares at December 31, 2007	241,072	$24.59
Shares issued	160,863	$14.46
Shares vested	(109,453)	$19.07
Shares forfeited	(38,882)	$21.77
Shares returned	38,882	$21.77

Non-vested Restricted Shares at December 31, 2008	292,482	$16.39
Shares issued	276,191	$8.03
Shares vested	(292,995)	$10.39
Shares forfeited	(78,639)	$13.92
Shares returned	78,639	$13.92

Non-vested Restricted Shares at December 31, 2009	275,678	$11.67

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2008, the Company granted an aggregate of 222,675 Restricted Shares to key employees of the Company and an aggregate of 47,404 fully vested Director Restricted Shares, at a weighted average fair value of $16.70 per share, to non-employee directors of the Company under the Plan. In 2008, the company granted 71,675 Restricted Shares to key employees and 37,541 fully vested Director Restricted Shares to non-employee directors of the Company out of shares held in treasury. Included in the 222,675 are 142,000 Restricted Shares granted by the Company to key executives of the Company in exchange for signed employment agreements. Included in the 142,000 are 12,000 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years, and 30,000 shares that vest 25% on each subsequent anniversary date of the award for a period of four years. Of the remaining 100,000 shares, 10% of the shares vested upon being granted and 22.5% vest on each subsequent anniversary date of the award for a period of four years. The Company also granted 16,161 shares to a key executive in 2008. The 16,161 Restricted Shares vest 25% on each subsequent anniversary date of the award for a period of four years.

During 2009, the Company granted an aggregate of 131,138 Restricted Shares to key employees of the Company and an aggregate of 203,524 fully vested Director Restricted Shares, at a weighted average fair value of $6.77 per share, to non-employee directors of the Company under the Plan. In 2009, the company granted 58,471 Restricted Shares to key employees and 0 fully vested Director Restricted Shares to non-employee directors of the Company out of shares held in treasury. Included in the 131,138 are 77,362 Restricted Shares granted by the Company to key executives of the Company in exchange for signed employment agreements. Included in the 77,362 are 52,362 shares that were forfeited in 2009 and 15,000 shares that vest 33 1/3% on each subsequent anniversary date of the award for a period of three years, and 10,000 shares that vest 25% on each subsequent anniversary date of the award for a period of four years.

Chief Executive Officer

Effective May 9, 2007, Larry A. Frakes was hired as the Company’s President and Chief Operating Officer, as well as Chief Executive Officer of all of the Company Affiliates. Mr. Frakes’ four-year employment agreement

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 14, 2009, the Company entered into an amended and restated employment agreement with Mr. Frakes, which amended and restated Mr. Frakes’ amended employment agreement that was entered into on February 5, 2008. The amended and restated employment agreement changes and clarifies the terms of options granted under the original employment agreement. The Time Based Options vest at 25% on December 31, 2008, 2010, 2011, and 2012. The Performance Based Options have three vesting opportunities. Each Tranche which represents 25% of the total award can initially vest on December 31, 2008, 2009, 2010, and 2011. Subsequent vesting opportunities occur on April 30, 2011 and 2012 for each tranche.

14.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company for new employees with less than 3 years of service prior to January 1, 2009 occurs pro-rata over a three year period. Effective January 1, 2009, vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.4 million, $1.3 million, and $1.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

15.	Earnings (Loss) Per Share

Earnings (loss) per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period. As detailed below, share counts for prior years have been restated as a result of the Rights Offering.

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

The market price of the Company’s Class A common shares was $4.89 per share on March 12, 2009, which was the ex-rights date related to the Rights Offering. Since the $3.50 per share subscription price of the shares issued under the Rights Offering was lower than the $4.89 per share market price on March 12, 2009, the Rights Offering contained a bonus element. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering. See Note 10 above for more details concerning the Rights Offering.

The following table sets forth the computation of basic and diluted earnings (loss) per share. In 2008, “Diluted” loss per share is the same as “Basic” loss per share since there was a net loss for that year.

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands, except per share data)

Net income (loss)	$75,437	$(141,560)	$98,917

Basic earnings (loss) per share:
Weighted average shares outstanding — basic	50,492,343	32,826,379	37,048,491
Adjustment for bonus element of Rights Offering	1,219,755	3,729,810	4,209,536

Adjusted weighted average shares outstanding — basic	51,712,098	36,556,189	41,258,027

Net income (loss)	$1.46	$(3.87)	$2.40

Diluted earnings (loss) per share:
Weighted average shares outstanding — diluted	50,543,009	32,826,379	37,360,703
Adjustment for bonus element of Rights Offering	1,219,755	3,729,810	4,209,536

Adjusted weighted average shares outstanding — diluted	51,762,764	36,556,189	41,570,239

Net income (loss)	$1.46	$(3.87)	$2.38

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007

Weighted average shares for basic earnings per share	51,712,098	36,556,189	41,258,027
Non-vested restricted stock	5,922	—	60,549
Options and warrants	44,744	—	251,663

Weighted average shares for diluted earnings per share	51,762,764	36,556,189	41,570,239

If the Company had not incurred a loss in 2008, then 36,706,995 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 50,551 shares of non-vested restricted stock and 100,255 share equivalents for options and warrants.

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

The Company’s U.S. insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2009, the maximum amount of distributions that could be paid for 2010 by the United National Insurance Companies and the Penn-America Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $50.3 million and $19.1 million, respectively. The Penn-America Insurance Companies limitation includes $6.3 million that would be distributed to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2009 ownership percentages. For 2009, United National Insurance Companies and Penn-America Insurance Companies declared and paid dividends of $31.3 million and $18.9 million, respectively.

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) less than or equal to 100%, but greater than 70% of its ACLRBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and

(d) less than or equal to 70% of its ACLRBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control.

Based on the standards currently adopted, the Company reported in its 2009 statutory filings that the capital and surplus of the U.S. Insurance Companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s U.S. Insurance Companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Statutory capital and surplus, as of end of period	$461,756	$440,157	$585,859
Statutory net income (loss)	55,811	(45,363)	85,077

The following is a reconciliation of statutory net income of the Company’s U.S. Insurance Companies for the year ended December 31, 2009 to GAAP net income per the consolidated statement of operations:

Year Ended
December 31, 2009(1)
(Dollars in thousands)

Statutory net income of U.S. Insurance Companies	$55,811
Adjustments to statutory net income:
Change in DAC	(1,226)
Deferred income taxes	(11,737)
Agents balance charged off	424
Realized investment gain/loss	1,915
Investment income	(10,320)
Reinsurance allowance	2,144
Excess offshore commission	(321)
Other UW expenses	68
Partnerships	3,544

Total adjustments	(15,509)

GAAP net income of U.S. Insurance Companies	40,302
GAAP net income of all other subsidiaries	35,135

Net income per the consolidated statement of operations	$75,437

(1)	A reconciliation is not presented for the years ended December 31, 2008 and 2007 since the U.S. Insurance Companies did not participate in a single intercompany pooling arrangement in those years.

17.	Segment Information

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

Gross premiums written by product classification are as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Insurance Operations	$267,992	$353,130	$536,835
Reinsurance Operations	73,007	25,570	26,277

Total	$340,999	$378,700	$563,112

Of the Company’s non-affiliated professional wholesale general agents and program administrators, the top five accounted for 34.1% of gross premiums written for the year ended December 31, 2009. No one agency accounted for more than 12.9% of gross premiums written.

Following is a tabulation of business segment information. Corporate information is included to reconcile segment data to the consolidated financial statements.

	Insurance		Reinsurance
2009:	Operations(1)		Operations(2)		Total
(Dollars in thousands)

Revenues:
Gross premiums written	$267,992		$73,007		$340,999

Net premiums written	$218,264		$72,731		$290,995

Net premiums earned	$250,409		$51,265		$301,674
Losses and Expenses:
Net losses and loss adjustment expenses	146,197		23,185		169,382
Acquisition costs and other underwriting expenses	106,297	(3)	13,632		119,929

Income (loss) from segments	$(2,085)		$14,448		12,363

Unallocated items:
Net investment income					70,214
Net realized investment gains					15,862
Corporate and other operating expenses					(16,752)
Interest expense					(7,216)

Income before income taxes					74,471
Income tax expense					4,310

Income before equity in net income of partnerships					70,161
Equity in net income of partnerships, net of tax					5,276

Net income					$75,437

Total assets	$1,805,273		$640,507	(4)	$2,445,780

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from affiliates.

(3)	Includes excise tax of $1,342 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance		Reinsurance
2008:	Operations(1)		Operations(2)		Total
(Dollars in thousands)

Revenues:
Gross premiums written	$353,130		$25,570		$378,700

Net premiums written	$305,479		$3,601		$309,080

Net premiums earned	$374,174		$8,334		$382,508
Losses and Expenses:
Net losses and loss adjustment expenses	293,820		11,354		305,174
Acquisition costs and other underwriting expenses	137,294	(3)	5,473		142,767

Loss from segments	$(56,940)		$(8,493)		(65,433)

Unallocated items:
Net investment income					67,830
Net realized investment losses					(50,259)
Corporate and other operating expenses					(13,918)
Interest expense					(8,657)
Impairments of goodwill & intangible assets					(96,449)

Loss before income taxes					(166,886)
Income tax benefit					(29,216)

Loss before equity in net loss of partnerships					(137,670)
Equity in net loss of partnerships, net of tax					(3,890)

Net loss					$(141,560)

Total assets	$1,870,030		$607,029	(4)	$2,477,059

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from affiliates.

(3)	Includes excise tax of $1,871 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Insurance		Reinsurance
2007:	Operations(1)		Operations(2)		Eliminations	Total
(Dollars in thousands)

Revenues:
Gross premiums written	$536,835		$26,277		$—	$563,112

Net premiums written	$478,274		$12,261		$—	$490,535

Net premiums earned	$530,516		$5,807		$—	$536,323
Losses and Expenses:
Net losses and loss adjustment expenses	295,624		3,617		—	299,241
Acquisition costs and other underwriting expenses	170,611	(3)	4,113		(543)	174,181

Income (loss) from segments	$64,281		$(1,923)		$543	62,901

Unallocated items:
Net investment income						77,341
Net realized investment gains						968
Corporate and other operating expenses						(11,643)
Interest expense						(11,372)

Income before income taxes						118,195
Income tax expense						18,697

Income before equity in net loss of partnerships						99,498
Equity in net loss of partnerships, net of tax						(581)

Net income						$98,917

Total assets	$2,131,185		$643,987	(4)	$—	$2,775,172

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from affiliates.

(3)	Includes excise tax of $2,390 related to cessions from U.S. Insurance Companies to Wind River Reinsurance.

(4)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

18.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and cash interest for 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)

Net federal income taxes paid	$18,019	$5,763	$16,779
Interest paid	7,292	9,015	11,181

19.	New Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, which identifies the sources of accounting principles and the framework for selecting the principles used

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This new guidance eliminates the concept of a qualifying special-purpose entity from previous guidance. This new guidance also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other de-recognition criteria are met. Furthermore, it clarifies and amends the de-recognition criteria for determining whether a transfer qualifies for sale accounting. This new guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued new accounting guidance on whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this new accounting guidance eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This new guidance amends certain previously issued guidance for determining whether an entity is a variable interest entity and adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Further, this new guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This new guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs, and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should separately present information about purchases, sales, issuances, and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance will be effective on January 1, 2010, except for the disclosures about purchases, sales,

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuances, and settlements in the reconciliation for Level 3 fair value measurements, which will be effective on January 1, 2011. This guidance will not have a material impact on our consolidated financial statements.

20.	Subsequent Events

Redomestication to Ireland

On February 16, 2010, we announced that the Company’s Board of Directors has unanimously approved a plan for the Company to re-domicile from the Cayman Islands to Ireland. The Company’s shareholders will be asked to vote in favor of completing the reorganization proposal at a special shareholders meeting. If the proposal is accepted, the Company will become a wholly-owned subsidiary of Global Indemnity plc, an Irish company.

If the move to Ireland is approved, the Company’s Class A common shares will be exchanged for Global Indemnity plc’s Class A ordinary shares on a two-for-one basis, which will trade on The NASDAQ Global Select Market under the ticker symbol “GBLI.” Global Indemnity plc will be subject to U.S. Securities and Exchange Commission reporting requirements, the mandates of the U.S. Sarbanes-Oxley Act, and the corporate governance rules of Nasdaq. Global Indemnity plc will continue to report the Company’s consolidated financial results in U.S. dollars and under U.S. generally accepted accounting principles. If required by Irish law, audited consolidated annual financial statements prepared in accordance with Irish generally accepted accounting principles will also be made available to shareholders. In addition to shareholder approval, the move to Ireland is subject to an order from the Grand Court of the Cayman Islands sanctioning the transaction.

Haiti Earthquake

On January 12, 2010, a massive earthquake struck the Republic of Haiti that devastated the capital city Port-au-Prince and resulted in widespread damage. The Company does not expect much, if any, catastrophe loss exposure as insurance penetration in Haiti has historically been low. Any exposure that may develop would be as a result of tsunami activity that affected neighboring islands where the Company has exposure. At this time, however, the Company does not expect any significant exposure.

California Mudslides and Flooding

In January 2010, the southern California coast was battered by multiple heavy rainstorms that caused mudslides and flooding which resulted in significant property losses. The Company does not expect much, if any, catastrophe loss exposure since it expects losses to be within the Company’s retention limits of its property catastrophe reinsurance coverage.

Chile Earthquake

In February 2010, a massive earthquake struck the Republic of Chile that resulted in widespread damage. The Company does not anticipate any catastrophe loss exposure as its current exposures do not include Chilean risks. Any exposure that may develop would be as a result of tsunami activity that affected the Australian, Asian, or Pacific island regions where the Company has exposure. At this time, however, the Company does not expect any significant exposure.

Europe Winter Storm

In February 2010, a late winter storm with fierce rain and hurricane strength winds hit western Europe. At this time, the Company does not know the extent of its catastrophe loss exposure, if any.

There were no subsequent events requiring adjustment to the financial statements or disclosure through March 16, 2010, the date that the Company’s financial statements were issued.

UNITED AMERICA INDEMNITY, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Summary of Quarterly Financial Information (Unaudited)

An unaudited summary of the Company’s 2009 and 2008 quarterly performance is as follows:

	Year Ended December 31, 2009
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Net premiums earned	$78,540	$74,732	$72,893	$75,509
Net investment income	22,177	16,605	15,267	16,165
Net realized investment gains (losses)	(8,596)	5,398	6,613	12,447
Net losses and loss adjustment expenses	47,740	44,047	38,887	38,708
Acquisition costs and other underwriting expenses	30,814	29,972	27,564	31,579
Income before income taxes	7,738	17,221	21,870	27,642
Net income	7,150	16,261	27,352	24,674
Per share data — Diluted:
Net income	$0.23 (1)	$0.32	$0.45	$0.41

	Year Ended December 31, 2008
	First	Second		Third		Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter		Quarter		Quarter

Net premiums earned	$113,057	$100,673		$89,511		$79,267
Net investment income	17,786	17,072		16,627		16,345
Net realized investment gains (losses)	(1,070)	(2,480)		(20,510)		(26,199)
Net losses and loss adjustment expenses	76,650	83,644		76,134		68,746
Acquisition costs and other underwriting expenses	38,195	38,112		33,164		33,296
Impairments of goodwill and intangible assets	—	—		—		96,499
Income (loss) before income taxes	8,444	(10,948)		(28,822)		(135,560)
Net income (loss)	7,440	(8,971)		(19,598)		(120,431)
Per share data — Diluted:(2)
Net income (loss)	$0.19 (1)	$(0.24	)(1)	$(0.56	)(1)	$(3.44	)(1)

(1)	In May 2009, the Company issued 17.2 million Class A common shares and 11.4 million Class B common shares in conjunction with the Rights Offering. In computing the basic and diluted weighted share counts, the number of shares outstanding prior to May 5, 2009 (the date that the common shares were issued in conjunction with the Rights Offering) was adjusted by a factor of 1.114 to reflect the impact of a bonus element associated with the Rights Offering in accordance with appropriate accounting guidance. As a result, share counts and per share data have been restated.

(2)	“Diluted” loss per share is the same as “Basic” loss per share for the second, third, and fourth quarters since there was a net loss for those periods.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of December 31, 2009, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting

We have added, deleted, or modified certain of our internal controls over financial reporting during 2009. However, there have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) The following documents are filed as part of this report:

(1) The Financial Statements listed in the accompanying index on page 84 are filed as part of this report.

(2) The Financial Statement Schedules listed in the accompanying index on page 84 are filed as part of this report.

(3) The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.		Description

2.1		Amended and Restated Investment Agreement, dated as of September 5, 2003, by and among U.N. Holdings (Cayman), Ltd., United National Group, Ltd., United America Indemnity Group, Inc., U.N. Holdings LLC, U.N. Holdings Inc., Wind River Investment Corporation and certain Trusts Listed on Schedule A thereof (incorporated herein by reference to Exhibit 2.1 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
2.2		Agreement and Plan of Merger, dated as of October 14, 2004, by and among Penn-America Group, Inc., United National Group, Ltd., United America Indemnity Group, Inc. and Cheltenham Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 15, 2004).
2.3		Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Penn Independent Corporation, the Shareholders named therein and the Shareholders’ representative (incorporated herein by reference to Exhibit 2.2 of our Current Report on Form 8-K dated October 15, 2004).
2.4		Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company and Irvin Saltzman (incorporated herein by reference to Exhibit 2.3 of our Current Report on Form 8-K dated October 15, 2004).
2.5		Stock Purchase Agreement, dated as of October 14, 2004, by and among United National Group, Ltd., United National Insurance Company, Jon S. Saltzman and Joanne Lynch Saltzman (incorporated herein by reference to Exhibit 2.4 of our Current Report on Form 8-K dated October 15, 2004).
3.1		Amended and Restated Memorandum and Articles of Association of United America Indemnity, Ltd. (incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q, filed on November 11, 2009).
4.1		Note and Guarantee Agreement dated July 20, 2005, among United America Indemnity Group, Inc., United America Indemnity, Ltd. and the Investors named therein (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).
4.2		Form of 6.22% Guaranteed Senior Note due 2015 (incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on July 21, 2005).
4.3		Form of Specimen Certificate for Registrant’s Class A Common Shares (incorporated herein by reference to Exhibit 4.3 of Amendment No. 4 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on December 15, 2003).
10.1		Amended and Restated Shareholders Agreement dated December 15, 2003, by and among United National Group, Ltd., U.N. Holdings (Cayman) Ltd. and those trusts signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.2		Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of April 10, 2006, by and among United America Indemnity, Ltd., U.N. Holdings (Cayman) Ltd., those co-investment funds signatory thereto and those trust signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 20, 2006).
10	.3*	Management Shareholders Agreement, dated as of September 5, 2003, by and among United National Group, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.2 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).

Exhibit No.		Description

10	.4*	Amendment to Management Shareholders’ Agreement, dated as of January 1, 2006, by and among United America Indemnity, Ltd. and those management shareholders signatory thereto (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 12, 2006).
10	.5*	Management Agreement, dated as of September 5, 2003, by and among United National Group, Ltd., Fox Paine & Company, LLC and The AMC Group, L.P., with related Indemnity Letter (incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on October 28, 2003).
10	.6*	Amendment No. 1 to the Management Agreement, dated as of May 25, 2006, by and among United America Indemnity, Ltd., Fox Paine & Company, LLC and Wind River Holdings, L.P., formerly The AMC Group, L.P. (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 1, 2006).
10	.7*	United National Group, Ltd. Share Incentive Plan and Amendment No. 1 thereto (incorporated herein by reference to Exhibit 10.4 of Amendment No 2. to our Registration Statement on Form S-1 (Registration No. 333-108857) filed on November 26, 2003).
10	.8*	Amendment No. 2 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 9, 2005).
10	.9*	Amendment No. 3 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2006).
10	.10*	Amendment No. 4 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10 of our Current Report on Form 8-K filed on May 31, 2007).
10	.11*	Amendment No. 5 to the United America Indemnity, Ltd. Share Incentive Plan (incorporated herein by reference to Exhibit 10 of our Current Report on Form 8-K filed on January 31, 2008).
10	.12*	Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 9, 2005).
10	.13*	Amendment No. 1 to the Amended and Restated United America Indemnity, Ltd. Annual Incentive Awards Program (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 1, 2006).
10	.14*	Employment Agreement for Larry A. Frakes, dated May 10, 2007 (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 10, 2007).
10	.15*	Amended and Restated Employment Agreement for Larry A. Frakes, dated February 5, 2008 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 8, 2008).
10	.16*	Amended and Restated Employment Agreement for Larry A. Frakes, dated August 14, 2009 (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 17, 2009).
10	.17*	Executive Employment Agreement, dated as of April 1, 2006, between Wind River Insurance Company (Bermuda), Ltd. and David R. Whiting (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 17, 2006).
10	.18*	Amended and Restated Executive Employment Agreement, dated January 1, 2005, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 12, 2005).
10	.19*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Richard S. March (incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 12, 2006).
10	.20*	Amended and Restated Executive Employment Agreement, dated January 1, 2005, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 12, 2005).
10	.21*	Amendment to Executive Employment Agreement, dated as of January 1, 2006, between United National Insurance Company and Kevin L. Tate (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 12, 2006).

Exhibit No.		Description

10	.22*	Executive Employment Agreement, dated August 9, 2007, between Penn-America Insurance Company and Raymond H. McDowell (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 15, 2007).
10	.23*	Executive Employment Agreement, dated July 28, 2008, between United National Insurance Company and J. Scott Reynolds (incorporated herein by reference to Exhibit 10.22 to our annual report on Form 10-K for the fiscal year ended December 31, 2008).
10	.24*	Amendment No. 1 to Executive Employment Agreement, dated as of July 30, 2008, between United National Insurance Company and J. Scott Reynolds (incorporated herein by reference to Exhibit 10.23 to our annual report on Form 10-K for the fiscal year ended December 31, 2008).
10	.25*+	Executive Employment Agreement, dated as of June 8, 2009, between Penn-America Insurance Company and Matthew B. Scott.
10	.26*+	Executive Employment Agreement, dated as of November 15, 2009, between Wind River Reinsurance Company, Ltd. and Troy W. Santora.
10	.27*+	Executive Employment Agreement, dated as of December 8, 2009, between United America Indemnity, Ltd. and Thomas M. McGeehan.
10.28		Subscription and Backstop Agreement, dated as of March 16, 2009, between United America Indemnity, Ltd., U.N. Holdings (Cayman) II, Ltd., and Fox Paine & Company, LLC.
21	.1+	List of Subsidiaries.
23	.1+	Consent of PricewaterhouseCoopers LLP.
31	.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United America Indemnity, Ltd.

By:	/s/ Larry A. Frakes
Name:     Larry A. Frakes

Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2010.

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

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS
IN RELATED PARTIES
(In thousands)

	As of December 31,
	2009
			Amount
			Included in the
	Cost *	Value	Balance Sheet

Type of Investment:
Fixed maturities:
United States Government and government agencies and authorities	$228,386	$236,088	$236,088
States, municipalities, and political subdivisions	217,713	225,598	225,598
Mortgage-backed and asset-backed securities	461,574	478,163	478,163
Public utilities	42,569	44,828	44,828
All other corporate bonds	472,810	486,895	486,895
Redeemable preferred stock	1,509	2,599	2,599

Total fixed maturities	1,424,561	1,474,171	1,474,171

Equity securities:
Common stocks:
Public utilities	1,758	2,002	2,002
Banks, trusts and insurance companies	3,083	4,211	4,211
Industrial and miscellaneous	45,868	56,844	56,844

Total equity securities	50,709	63,057	63,057

Other long-term investments	5,468	7,999	7,999

Total investments	$1,480,738	$1,545,227	$1,545,227

*	Original cost of equity securities; original cost of fixed maturities adjusted for amortization of premiums and accretion of discounts. All amounts are shown net of impairment losses.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant
(Parent Only)
Balance Sheets
(Dollars in thousands, except per share data)

	As of	As of
	December 31,	December 31,
	2009	2008

ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $68,755 and $0)	$69,899	$—
Cash and cash equivalents	32,553	203
Equity in unconsolidated subsidiaries(1)	804,550	691,006
Due from affiliates	1,152	—
Other assets	1,316	1,034

Total assets	$909,470	$692,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Note payable to affiliate(1)	$54,747	$54,747
Due to affiliates	—	1,378
Payable for securities purchased	14,314	—
Other liabilities	8,433	4,125

Total liabilities	77,494	60,250

Commitments and contingencies	—	—
Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 42,486,690 and 25,032,618, respectively; Class A common shares outstanding: 36,430,477 and 19,013,462, respectively; Class B common shares issued and outstanding: 24,122,744 and 12,687,500, respectively	7	4
Preferred shares, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	619,469	524,345
Accumulated other comprehensive income, net of tax	48,481	25,108
Retained earnings	264,739	182,982
Class A common shares in treasury, at cost: 6,056,213 and 6,019,156 shares, respectively	(100,720)	(100,446)

Total shareholders’ equity	831,976	631,993

Total liabilities and shareholders’ equity	$909,470	$692,243

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Statement of Operations and Comprehensive Income
(Dollars in thousands)

	Year Ended December 31,
	2009	2008

Revenues:
Total revenues	$877	$90
Expenses:
Other expenses	12,167	11,025

Loss before equity in earnings (loss) of unconsolidated subsidiaries	(11,290)	(10,935)
Equity in earnings (loss) of partnerships	1,732	—
Equity in earnings (loss) of unconsolidated subsidiaries(1)	84,995	(130,625)

Net income (loss)	75,437	(141,560)

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period	1,145	—
Equity in other comprehensive income (loss) of unconsolidated subsidiaries(1)	28,548	(15,064)

Other comprehensive income (loss), net of tax	29,693	(15,064)

Comprehensive income (loss), net of tax	$105,130	$(156,624)

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE II — Condensed Financial Information of Registrant — (Continued)
(Parent Only)
Statement of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2009	2008

Net cash used for operating activities	$(5,889)	$(2,371)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	13,473	—
Purchases of fixed maturities	(55,999)	—
Purchases of other invested assets	(10,000)	—
Dividends from subsidiaries(1)	—	50,000

Net cash provided by (used for) investing activities	(52,526)	50,000

Cash flows from financing activities:
Issuance of common shares	91,833	—
Proceeds from exercise of stock options	—	1,041
Excess tax benefit (expense) from share-based compensation plans	(794)	(91)
Purchase of Class A common shares	(274)	(52,024)
Payment of note to related party	—	(1,253)

Net cash provided by (used for) financing activities	90,765	(52,327)

Net change in cash and equivalents	32,350	(4,698)
Cash and cash equivalents at beginning of period	203	4,901

Cash and cash equivalents at end of period	$32,553	$203

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in thousands)

		Future
		Policy Benefits,
	Deferred Policy	Losses, Claims And	Unearned	Other Policy and
Segment	Acquisition Costs	Loss Expenses	Premiums	Benefits Payable

At December 31, 2009:
Insurance Operations	$26,345	$1,221,516	$108,352	$—
Reinsurance Operations	6,839	36,225	23,230	—
At December 31, 2008:
Insurance Operations	$33,737	$1,481,793	$138,796	$—
Reinsurance Operations	997	24,636	10,881	—
At December 31, 2007:
Insurance Operations	$49,186	$1,496,344	$214,800	—
	3,319	6,893	13,563	—

		Benefits, Claims,
		Losses And	Amortization of
	Premium	Settlement	Deferred Policy	Net Written
Segment	Revenue	Expenses	Acquisition Costs	Premium

For the year ended December 31, 2009:
Insurance Operations	$250,409	$146,197	$(73,437)	$218,264
Reinsurance Operations	51,265	23,185	(10,659)	72,731

Total	$301,674	$169,382	$(84,096)	$290,995

For the year ended December 31, 2008:
Insurance Operations	$374,174	$293,820	$(105,492)	$305,479
Reinsurance Operations	8,334	11,354	(3,390)	3,601

Total	$382,508	$305,174	$(108,882)	$309,080

For the year ended December 31, 2007:
Insurance Operations	$530,516	$295,624	$(139,503)	$478,274
Reinsurance Operations	5,807	3,617	(2,653)	12,261

Total	$536,323	$299,241	$(142,156)	$490,535

		Corporate
	Net	and Other
	Investment	Operating
Unallocated Corporate Items	Income	Expenses

For the year ended December 31, 2009	$70,214	$16,752
For the year ended December 31, 2008	67,830	13,918
For the year ended December 31, 2007	77,341	11,643

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE IV — REINSURANCE
EARNED PREMIUMS
(Dollars in thousands)

					Percentage
	Gross	Ceded to Other	Assumed from		of Amount
	Amount(1)	Companies	Other Companies	Net Amount	Assumed to Net

For the year ended December 31, 2009:
Property & Liability Insurance	$298,427	$57,420	$60,667	$301,674	20.1%
For the year ended December 31, 2008:
Property & Liability Insurance	$429,164	$74,877	$28,221	$382,508	7.4%
For the year ended December 31, 2007:
Property & Liability Insurance	$605,316	$81,691	$12,698	$536,323	2.4%

(1)	— Includes direct premiums written.

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

	Balance at	Charged
	Beginning of	(Credited) to Costs	Charged (Credited)	Other	Balance at End
Description	Period	and Expenses	to Other Accounts	Deductions	of Period

For the year ended December 31, 2009:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,655	$(434)	$—	$—	$2,221
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	13,661	(714)	—	—	12,947
For the year ended December 31, 2008:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,910	$(1,255)	$—	$—	$2,655
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	10,542	3,119	—	—	13,661
For the year ended December 31, 2007:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,987	$(690)	$613	$—	$3,910
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	20,667	(5,092)	(5,033)	—	10,542

UNITED AMERICA INDEMNITY, LTD.

SCHEDULE VI — SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY
UNDERWRITERS
(Dollars in thousands)

		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claim
	Acquisition	Adjustment	Discount If	Unearned
	Costs	Expenses	Any Deducted	Premiums

Consolidated Property & Casualty Entities:
As of December 31, 2009	$33,184	$1,257,741	$17,500	$131,582
As of December 31, 2008	34,734	1,506,429	17,500	149,677
As of December 31, 2007	52,505	1,503,237	17,500	228,363

			Claims and Claim			Paid Claims
		Net	Adjustment Expense		Amortization of	and Claim
	Earned	Investment	Incurred Related to		Deferred Policy	Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written

Consolidated Property & Casualty Entities:
For the year ended December 31, 2009	$301,674	$70,214	$178,492	$(9,110)	$(84,096)	$279,923	$290,995
For the year ended December 31, 2008	382,508	67,830	270,242	34,932	(108,882)	270,220	309,080
For the year ended December 31, 2007	536,323	77,341	328,346	(29,105)	(142,156)	233,699	490,535

Note:	All of the Company’s insurance subsidiaries are 100% owned and consolidated.