Form 10-Q
period 2010-03-31
UNITED AMERICA INDEMNITY, LTD
filed 2010-05-10
CIK 1263813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐;	Accelerated filer ☑;	Non-accelerated filer ☐;	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2010, the registrant had outstanding 36,544,608 Class A Common Shares and 24,122,744 Class B Common Shares.

As used in this quarterly report, unless the context requires otherwise:

1)	“United America Indemnity,” “we,” “us,” and “our” refer to United America Indemnity, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and its U.S. and Non-U.S. Subsidiaries;

2)	our “U.S. Subsidiaries” refers to United America Indemnity Group, Inc., AIS, Penn-America Group, Inc., and our Insurance Operations;

3)	our “U.S. Insurance Operations” refers to the insurance and related operations conducted by AIS’ subsidiaries, including American Insurance Adjustment Agency, Inc., U. A. I. Services, LLC, J.H. Ferguson & Associates, LLC, and the U.S. Insurance Companies;

4)	our “U.S. Insurance Companies” refers to the insurance and related operations conducted by United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company and Penn-Patriot Insurance Company;

5)	our “Predecessor Insurance Operations” refers to Wind River Investment Corporation, which was dissolved on May 31, 2006, AIS, American Insurance Adjustment Agency, Inc., Emerald Insurance Company, which was dissolved on March 24, 2008, the United National Insurance Company, Diamond State Insurance Company, United National Casualty Insurance Company, United National Specialty Insurance Company, and J.H. Ferguson & Associates, LLC;

6)	our “Insurance Operations” refers to the U.S. Insurance Operations;

7)	“Wind River Reinsurance” refers to Wind River Reinsurance Company, Ltd.;

8)	our “Non-U.S. Subsidiaries” refers to Wind River Reinsurance, the Luxembourg Companies, and U.A.I. (Ireland) Limited;

9)	our “Reinsurance Operations” refers to the reinsurance and related operations of Wind River Reinsurance;

10)	the “Luxembourg Companies” refers to U.A.I. (Luxembourg) I S.à r.l., U.A.I. (Luxembourg) II S.à r.l., U.A.I. (Luxembourg) III S.à r.l., U.A.I. (Luxembourg) IV S.à r.l., U.A.I. (Luxembourg) Investment S.à r.l., and Wind River (Luxembourg) S.à r.l.;

11)	“United America Indemnity Group” refers to United America Indemnity Group, Inc.;

12)	“AIS” refers to American Insurance Service, Inc.;

13)	“Penn-America” refers to our product classification that includes property and general liability products for small commercial businesses distributed through a select network of wholesale general agents with specific binding authority;

14)	“United National” refers to our product classification that includes property, general liability, and professional lines products distributed through program administrators with specific binding authority;

15)	“Diamond State” refers to our product classification that includes property, casualty, and professional lines products distributed through wholesale brokers and program administrators with specific binding authority;

16)	the “Statutory Trusts” refers to United National Group Capital Trust I, United National Group Capital Statutory Trust II, Penn-America Statutory Trust I, whose registration was cancelled effective January 15, 2008, and Penn-America Statutory Trust II, whose registration was cancelled effective February 2, 2009;

17)	“Fox Paine & Company” refers to Fox Paine & Company, LLC and affiliated investment funds;

18)	“GAAP” refers to accounting principles generally accepted in the United States of America; and

19)	“$” or “dollars” refers to U.S. dollars.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
UNITED AMERICA INDEMNITY, LTD.
Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,495,858 and $1,423,052)	$1,542,805	$1,471,572
Equity securities:
Preferred stocks:
Available for sale, at fair value (cost: $930 and $1,509)	2,230	2,599
Common stocks:
Available for sale, at fair value (cost: $54,420 and $50,709)	68,332	63,057
Other invested assets
Available for sale, at fair value (cost: $4,255 and $4,323)	5,448	6,854
Securities classified as trading, at fair value (cost: $1,100 and $1,145)	1,100	1,145

Total investments	1,619,915	1,545,227

Cash and cash equivalents	111,146	186,087
Accounts receivable, net	68,758	69,711
Reinsurance receivables	520,708	543,351
Federal income taxes receivable	397	3,521
Deferred federal income taxes	14,822	13,819
Deferred acquisition costs	33,658	33,184
Intangible assets	9,218	9,236
Prepaid reinsurance premiums	12,743	16,546
Other assets	25,276	25,098

Total assets	$2,416,641	$2,445,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,232,641	$1,257,741
Unearned premiums	138,472	131,582
Ceded balances payable	2,026	16,009
Contingent commissions	5,477	11,169
Payable for securities purchased	35,975	37,258
Notes and debentures payable	121,498	121,569
Other liabilities	29,949	38,476

Total liabilities	1,566,038	1,613,804

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity:
Common shares, $0.0001 par value, 900,000,000 common shares authorized; Class A common shares issued: 42,581,491 and 42,486,690, respectively; Class A common shares outstanding: 36,508,960 and 36,430,477, respectively; Class B common shares issued and outstanding: 24,122,744 and 24,122,744, respectively	7	7
Additional paid-in capital	620,444	619,469
Accumulated other comprehensive income	47,352	48,481
Retained earnings	283,640	264,739
Class A common shares in treasury, at cost: 6,072,531 and 6,056,213 shares, respectively	(100,840)	(100,720)

Total shareholders’ equity	850,603	831,976

Total liabilities and shareholders’ equity	$2,416,641	$2,445,780

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	(Unaudited)
	Quarters Ended March 31,
	2010	2009
Revenues:

Gross premiums written	$92,853	$99,188

Net premiums written	$81,481	$86,613

Net premiums earned	$70,788	$78,540
Net investment income	14,579	22,177
Net realized investment gains (losses):
Other-than-temporary impairment losses on investments	(89)	(3,121)
Other-than-temporary impairment losses on investments recognized in other comprehensive income	47	—
Other net realized investment gains (losses)	14,246	(5,475)

Total net realized investment gains (losses)	14,204	(8,596)

Total revenues	99,571	92,121

Losses and Expenses:
Net losses and loss adjustment expenses	41,789	47,740
Acquisition costs and other underwriting expenses	30,148	30,814
Corporate and other operating expenses	4,896	3,975
Interest expense	1,739	1,854

Income before income taxes	20,999	7,738
Income tax expense	2,069	723

Income before equity in net income (loss) of partnerships	18,930	7,015
Equity in net income (loss) of partnerships, net of taxes	(29)	135

Net income	$18,901	$7,150

Per share data:

Net income
Basic	$0.31	$0.20

Diluted	$0.31	$0.20

Weighted-average number of shares outstanding
Basic	60,369,087	35,036,161

Diluted	60,409,839	35,081,845

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	(Unaudited)
	Quarters Ended March 31,
	2010	2009

Net income	$18,901	$7,150

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during period	9,978	(7,455)
Portion of other-than-temporary impairment losses recognized in other comprehensive loss, net of taxes	(1)	—
Recognition of previously unrealized holding (gains) losses	(10,993)	6,321
Unrealized foreign currency translation losses	(113)	—

Other comprehensive loss, net of taxes	(1,129)	(1,134)

Comprehensive income, net of taxes	$17,772	$6,016

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	(Unaudited)
	Quarter Ended	Year Ended
	March 31, 2010	December 31, 2009
Number of Class A common shares issued:
Number at beginning of period	42,486,690	25,032,618
Common shares issued under share incentive plans	58,923	72,127
Common shares issued to directors	35,878	203,524
Common shares issued under Rights Offering	—	17,178,421

Number at end of period	42,581,491	42,486,690

Number of Class B common shares issued:
Number at beginning of period	24,122,744	12,687,500
Common shares issued under Rights Offering	—	11,435,244

Number at end of period	24,122,744	24,122,744

Par value of Class A common shares:
Balance at beginning of period	$4	$3
Common shares issued under Rights Offering	—	1

Balance at end of period	$4	$4

Par value of Class B common shares:
Balance at beginning of period	$3	$1
Common shares issued under Rights Offering	—	2

Balance at end of period	$3	$3

Additional paid-in capital:
Balance at beginning of period	$619,469	$524,345
Share compensation plans	975	3,294
Common shares issued under Rights Offering	—	91,830

Balance at end of period	$620,444	$619,469

Accumulated other comprehensive income, net of deferred income tax:
Balance at beginning of period	$48,481	$25,108
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(1,015)	29,554
Unrealized foreign currency translation gains (losses)	(113)	140

Other comprehensive income (loss)	(1,128)	29,694
Change in other-than-temporary impairment losses recognized in other comprehensive income, net of taxes	(1)	(1)
Cumulative effect adjustment per new impairment accounting guidance	—	(6,320)

Balance at end of period	$47,352	$48,481

Retained earnings:
Balance at beginning of period	$264,739	$182,982
Net income	18,901	75,437
Cumulative effect adjustment per new impairment accounting guidance	—	6,320

Balance at end of period	$283,640	$264,739

Number of Treasury Shares:
Number at beginning of period	6,056,213	6,019,156
Class A common shares purchased	16,318	37,057

Number at end of period	6,072,531	6,056,213

Treasury Shares, at cost:
Balance at beginning of period	$(100,720)	$(100,446)
Class A common shares purchased, at cost	(120)	(274)

Balance at end of period	$(100,840)	$(100,720)

Total shareholders’ equity	$850,603	$831,976

See accompanying notes to consolidated financial statements.

UNITED AMERICA INDEMNITY, LTD.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	(Unaudited)
	Quarters Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$18,901	$7,150
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of trust preferred securities issuance costs	20	20
Amortization and depreciation	528	434
Restricted stock expense	1,167	1,084
Deferred federal income taxes	(865)	5,944
Amortization of bond premium and discount, net	657	1,048
Net realized investment (gains) losses	(14,204)	8,596
Equity in net (income) loss of partnerships	29	(135)
Changes in:
Agents’ balances	953	(10,700)
Reinsurance receivables	22,643	36,723
Unpaid losses and loss adjustment expenses	(25,100)	(59,455)
Unearned premiums	6,890	4,391
Ceded balances payable	(13,983)	(9,642)
Other assets and liabilities, net	(9,236)	(3,732)
Contingent commissions	(5,692)	(678)
Federal income taxes receivable	3,124	2,747
Deferred acquisition costs	(474)	(145)
Prepaid reinsurance premiums	3,803	3,683

Net cash used for operating activities	(10,839)	(12,667)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	275,773	68,403
Proceeds from sale of stocks	10,324	37,397
Proceeds from maturity of fixed maturities	17,925	9,735
Proceeds from sale of other invested assets	68	16,699
Purchases of fixed maturities	(356,759)	(156,660)
Purchases of stocks	(10,937)	(36,859)
Purchases of other invested assets	—	(52)

Net cash used for investing activities	(63,606)	(61,337)

Cash flows from financing activities:
Tax expense associated with share-based compensation plans	(192)	(159)
Purchases of Class A common shares	(120)	(157)
Principal payments of term debt	(71)	(62)

Net cash used for financing activities	(383)	(378)

Effect of exchange rates on cash and cash equivalents	(113)	—

Net change in cash and cash equivalents	(74,941)	(74,382)
Cash and cash equivalents at beginning of period	186,087	292,604

Cash and cash equivalents at end of period	$111,146	$218,222

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
The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2010 and 2009 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
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
2. Investments
The Company’s investments in fixed maturities, preferred stock, and common stock are classified as available for sale and are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company’s available for sale portfolio, excluding the limited partnership interest, are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. Corporate loans have stated maturities; however, they generally do not reach their final maturity due to borrowers refinancing. The difference between amortized cost and fair value of the Company’s available for sale investments, excluding the Company’s convertible bond and convertible preferred stock portfolios, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments deemed to be other-than-temporary. The difference between amortized cost and fair value of the convertible bonds and convertible preferred stocks is included in income.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The amortized cost and estimated fair value of investments were as follows as of March 31, 2010 and December 31, 2009:

					Other-than-
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (1)
As of March 31, 2010
Fixed maturities:
U.S. treasury and agency obligations	$292,522	$8,782	$(195)	$301,109	$—
Obligations of states and political subdivisions	194,491	6,047	(195)	200,343	—
Mortgage-backed securities	304,874	9,876	(833)	313,917	(62)
Asset-backed securities	128,847	2,517	(155)	131,209	(51)
Corporate notes and loans	512,756	19,415	(333)	531,838	(134)
Foreign corporate bonds	62,368	2,118	(97)	64,389	—

Total fixed maturities	1,495,858	48,755	(1,808)	1,542,805	(247)
Common stock	54,420	14,286	(374)	68,332	—
Preferred stock	930	1,300	—	2,230	—
Other invested assets	5,355	1,193	—	6,548	—

Total	$1,556,563	$65,534	$(2,182)	$1,619,915	$(247)

(1)	Represents the total amount of other-than-temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”) since the date of adoption of the recent guidance on other-than-temporary investments. Per the accounting guidance, these items were not included in earnings as of March 31, 2010.

					Other-than-
					temporary
		Gross	Gross		impairments
	Amortized	Unrealized	Unrealized	Estimated	recognized in
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	AOCI (1)
As of December 31, 2009
Fixed maturities:
U.S. treasury and agency obligations	$228,386	$7,936	$(234)	$236,088	$—
Obligations of states and political subdivisions	217,713	8,255	(370)	225,598	—
Mortgage-backed securities	349,287	15,219	(506)	364,000	(72)
Asset-backed securities	112,287	2,322	(446)	114,163	(10)
Corporate notes and loans	446,570	15,419	(1,259)	460,730	(698)
Foreign corporate bonds	68,809	2,354	(170)	70,993	—

Total fixed maturities	1,423,052	51,505	(2,985)	1,471,572	(780)
Common stock	50,709	12,473	(125)	63,057	—
Preferred stock	1,509	1,090	—	2,599	—
Other invested assets	5,468	2,531	—	7,999	—

Total	$1,480,738	$67,599	$(3,110)	$1,545,227	$(780)

(1)	Represents the amount of other-than-temporary impairment losses recognized in accumulated other comprehensive income (“AOCI”). Per the accounting guidance, these items were not included in earnings as of December 31, 2009.
Excluding U.S. treasury and agency bonds, the Company did not hold any debt or equity investments in a single issuer that was in excess of 10.0% of shareholders’ equity at March 31, 2010 or December 31, 2009.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$68,928	$70,452
Due after one year through five years	732,665	754,879
Due after five years through ten years	194,092	202,978
Due after ten years through fifteen years	31,913	33,819
Due after fifteen years	34,539	35,551
Mortgaged-backed securities	304,874	313,917
Asset-backed securities	128,847	131,209

	$1,495,858	$1,542,805

The following table contains an analysis of the Company’s securities with gross unrealized losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2010:

	Less than 12 months		12 months or longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed maturities:
U.S. treasury and agency obligations	$74,293	$(195)	$—	$—	$74,293	$(195)
Obligations of states and political subdivisions	19,981	(101)	6,432	(94)	26,413	(195)
Mortgage-backed securities	119,285	(708)	3,328	(125)	122,613	(833)
Asset-backed securities	6,152	(35)	1,581	(120)	7,733	(155)
Corporate notes and loans	48,176	(329)	1,994	(4)	50,170	(333)
Foreign corporate bonds	6,901	(97)	—	—	6,901	(97)

Total fixed maturities	274,788	(1,465)	13,335	(343)	288,123	(1,808)
Common stock	9,990	(374)	—	—	9,990	(374)

Total	$284,778	$(1,839)	$13,335	$(343)	$298,113	$(2,182)

(1)	Fixed maturities in a gross unrealized loss position for twelve months or longer is primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The Company has analyzed these securities and has determined that they are not impaired.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each fixed maturity security in an unrealized loss position to assess whether the security is a candidate for credit loss. Specifically, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which the Company determines that a credit loss is likely are subjected to further analysis through discounted cash flow testing to estimate the credit loss to be recognized in earnings, if any. The specific methodologies and significant assumptions used by asset class are discussed below. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other-than-temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.
For fixed maturities, the factors considered in reaching the conclusion that a decline below cost is other-than-temporary include, among others, whether:
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
The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:
U.S. treasury and agency obligations — As of March 31, 2010, gross unrealized losses related to U.S. treasury and agency obligations were $0.2 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated AAA. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Obligations of states and political subdivisions — As of March 31, 2010, gross unrealized losses related to obligations of states and political subdivisions were $0.2 million. Of this amount, $0.1 million has been in an unrealized loss position for twelve months or greater. Of these securities, 97.2% are rated investment grade with the remaining securities being non-rated. The Company’s investment manager’s analysis for this sector includes on-site visits and meetings with officials in addition to the standard rigorous analysis that determines the financial condition of the issuer.
Mortgage-backed securities — non-agency — As of March 31, 2010, gross unrealized losses related to mortgage-backed securities — non-agency were $0.1 million. All unrealized losses have been in an unrealized loss position for twelve months or greater. Of these securities, 64.5% are rated AAA with the remaining securities being rated between AA and A. The Company’s investment manager models each residential mortgage-backed security to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. The Company’s investment manager first projects HPI at the national level, then at the Metropolitan Statistical Area (“MSA”) level based on the historical relationship between the individual MSA HPI and the national HPI, using inputs from its macroeconomic team, mortgage portfolio management team, and structured analyst team. The model utilizes loan level data and borrower characteristics including FICO score, geographic location, original and content loan size, loan age, mortgage rate and type (e.g. fixed rate / interest-only / adjustable rate mortgage), issuer / originator, residential type (e.g. owner occupied / investor property), dwelling type (e.g. single family / multi-family), loan purpose, level of documentation, and delinquency status as inputs.
Mortgage-backed securities — agency — As of March 31, 2010, gross unrealized losses related to mortgage-backed securities — agency were $0.7 million. All unrealized losses have been in an unrealized loss position for less than twelve months and are rated AAA. The Company’s investment manager utilized a proprietary mortgage model that incorporates a number of economic variables to select agency mortgage-backed securities and to monitor the risk of pre-payments. Agency mortgage-backed securities undergo rigorous stress testing as part of this process.
Asset backed securities (“ABS”) — As of March 31, 2010, gross unrealized losses related to asset backed securities were $0.2 million. Of this amount, $0.1 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The weighted average credit enhancement for the Company’s asset backed portfolio is 24.6. The Company’s investment manager analyzes every ABS transaction on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, their analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The Company’s investment manager projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses that the deal will incur a dollar of loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.
Corporate notes and loans — As of March 31, 2010, gross unrealized losses related to corporate notes and loans were $0.3 million. Of this amount, $0.004 million has been in an unrealized loss position for twelve months or greater. These securities are rated investment grade. The Company’s investment managers’ analysis for this sector includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates macroeconomics environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.
Foreign bonds — As of March 31, 2010, gross unrealized losses related to foreign bonds were $0.1 million. All unrealized losses have been in an unrealized loss position for less than twelve months. These securities are rated AAA. The Company’s investment manager maintains financial models for the Company’s bond issuers. These models include a projection of each issuer’s future financial performance including prospective debt servicing capabilities and capital structure composition. The analysis incorporates macroeconomics environment, industry conditions in which the issuer operates, issuer’s current competitive position, vulnerability to changes in the competitive environment, regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company recorded the following other-than-temporary impairments (“OTTI”) on its investment portfolio for the quarters ended March 31, 2010 and 2009:

	Quarters Ended March 31,
(Dollars in thousands)	2010	2009

Fixed maturities:
OTTI losses, gross	$89	$1,882
Portion of loss recognized in other comprehensive income (pre-tax)	(47)	—

Net impairment losses on fixed maturities recognized in earnings	42	1,882
Common stock	—	592
Preferred stock	—	647

Total	$42	$3,121

The following table is an analysis of the credit losses recognized in earnings on debt securities held by the Company as of March 31, 2010 for which a portion of the OTTI loss was recognized in other comprehensive income (loss).

Quarter-to-Date
(Dollars in thousands)

Balance of credit losses related to securities still being held as of January 1, 2010	$50
Additions where no OTTI was previously recorded	31
Additions where an OTTI was previously recorded	11
Reductions for securities for which the company intends to sell or more likely than not will be required to sell before recovery	—
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	—

Balance of credit losses related to securities still being held as of March 31, 2010	$92

NOTE:	The accounting guidance that requires this disclosure was not adopted until April 1, 2009, so there is no table presented for the quarter ended March 31, 2009.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 was as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009

Net unrealized gains (losses) from:
Fixed maturities	$46,947	$48,521
Preferred stocks	1,300	1,090
Common stocks	13,912	12,348
Partnerships < 3% owned	1,193	2,531
Foreign currency fluctuations	(69)	44
Deferred taxes	(15,931)	(16,053)

Accumulated other comprehensive income	$47,352	$48,481

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Net Realized Investment Gains (Losses)
The components of net realized investment gains (losses) for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2010	2009

Fixed maturities	$11,691	$(5,673)
Convertibles	3	367
Common stock	2,510	(2,643)
Preferred stock	—	(647)

Total	$14,204	$(8,596)

The proceeds from sales of available-for-sale securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2010	2009

Fixed maturities	$275,773	$68,403
Equity securities	10,324	37,397
Net Investment Income
The sources of net investment income for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2010	2009

Fixed maturities	$15,580	$14,814
Preferred and common stocks	361	476
Cash and cash equivalents	77	586
Other invested assets	—	7,434

Total investment income	16,018	23,310
Investment expense	(1,439)	(1,133)

Net investment income	$14,579	$22,177

The Company’s total investment return on an after-tax basis for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2010	2009

Net investment income	$12,283	$17,225

Net realized investment gains (losses):
Invested assets excluding partnerships	10,993	(6,321)
Partnerships	(29)	135

Total net realized investment gains (losses)	10,964	(6,186)
Net unrealized investment losses	(1,017)	(1,134)

Net investment gains (losses)	9,947	(7,320)

Total investment return	$22,230	$9,905

Total investment return % (1)	1.3%	0.6%

Average investment portfolio (2)	$1,694,571	$1,587,100

(1)	Not annualized.

(2)	Average of total cash and invested assets, net of payable for securities purchased, as of the beginning and ending of the period.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Subprime and Alt-A Investments
The Company had approximately $2.7 million and $2.5 million worth of investment exposure through subprime and Alt-A investments as of March 31, 2010 and December 31, 2009, respectively. An Alt-A investment is one which is backed by a loan that contains limited documentation. As of March 31, 2010, approximately $0.9 million of those investments were rated AAA, $1.1 million were rated BBB+ to AA, $0.5 million were rated B, and $0.2 million were rated D to CCC. As of December 31, 2009, approximately $0.8 million of those investments were rated AAA, $1.6 million were rated BBB- to AA, and $0.1 million were rated CCC. Impairments on these investments were $0.01 million during the quarter ended March 31, 2010 and $0.9 million during the year ended December 31, 2009.
Insurance Enhanced Municipal Bonds
As of March 31, 2010, the Company held insurance enhanced municipal bonds of approximately $128.0 million, which represented approximately 7.4% of the Company’s total cash and invested assets. These securities had an average rating of “AA.” Approximately $55.5 million of these bonds are pre-refunded with U.S. treasury securities, of which $41.8 million are backed by financial guarantors, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond. Of the remaining $72.5 million of insurance enhanced municipal bonds, $9.3 million would have carried a lower credit rating had they not been insured. The following table provides a breakdown of the ratings for these municipal bonds with and without insurance.

	Ratings	Ratings
(Dollars in thousands)	with	without
Rating	Insurance	Insurance

AAA	$500	$—
AA	8,840	148
A	—	8,191
BBB	—	1,001

Total	$9,340	$9,340

A summary of the Company’s insurance enhanced municipal bonds that are backed by financial guarantors, including the pre-refunded bonds that are escrowed in U.S. government obligations, is as follows:

				Exposure Net
				of Pre-refunded
			Government	& Government
(Dollars in thousands)		Pre-refunded	Guaranteed	Guaranteed
Financial Guarantor	Total	Securities	Securities	Securities

Ambac Financial Group	$13,601	$5,909	$—	$7,692
Assured Guaranty Corporation	401	—	—	401
Financial Guaranty Insurance Company	2,535	2,535	—	—
Financial Security Assurance, Inc.	38,951	16,745	—	22,206
Municipal Bond Insurance Association	51,213	13,915	—	37,298
Federal Housing Association	2,336	—	2,336	—
Federal National Housing Association	780	—	780	—
Govt National Housing Association	1,188	1,009	179	—
Permanent School Fund Guaranty	3,350	1,670	1,680	—

Total backed by financial guarantors	114,355	41,783	4,975	67,597
Other credit enhanced municipal bonds	13,688	13,688	—	—

Total	$128,043	$55,471	$4,975	$67,597

In addition to the $128.0 million of insurance enhanced municipal bonds, the Company also held unrated insurance enhanced asset-backed and credit securities with a market value of approximately $36.0 million, which represented approximately 2.1% of the Company’s total invested assets. The financial guarantors of the Company’s $36.0 million of insurance enhanced asset-backed and credit securities include Financial Guaranty Insurance Company ($1.1 million), Municipal Bond Insurance Association ($6.3 million), Ambac ($6.1 million), Financial Security Assurance, Inc ($6.3 million), Assured Guaranty Insurance Group ($5.6 million), and National Public Finance Guarantee ($10.6 million).

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2010.
Bonds Held on Deposit
Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements or were held in trust pursuant to intercompany reinsurance agreements. The estimated fair values of bonds available for sale and on deposit or held in trust were as follows as of March 31, 2010 and December 31, 2009:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2010	December 31, 2009

On deposit with governmental authorities	$42,010	$41,336
Intercompany trusts held for the benefit of U.S. policyholders	668,166	653,500
Held in trust pursuant to third party requirements	34,420	29,884
Held in trust pursuant to U.S. regulatory requirements for the benefit of U.S. policyholders	5,834	6,169

Total	$750,430	$730,889

3. Fair Value Measurements
The Company elected to apply the fair value option within its limited partnership investment portfolio to the investment where the Company owns more than a 3% interest. The fair value of this investment was $1.1 million as of March 31, 2010 and December 31, 2009. Effective December 31, 2009, the Company redeemed the majority of its ownership interest in this limited partnership, resulting in its ownership interest falling below 3%. This limited partnership invested primarily in securities that were publicly traded during the time that the Company held this investment. As of March 31, 2010, the fair value of the Company’s remaining interest in this limited partnership was $1.1 million and was comprised of convertible preferred securities of a privately held company. Securities that are held by this partnership are valued by obtaining values from Bloomberg, other external pricing sources, and managers that make markets for these securities. The Company obtains the value of this partnership at the end of each reporting period; however, the Company is only periodically provided with a detailed listing of the investments held by the partnership. Accordingly, this investment is classified as Level 3 within the fair value hierarchy.
During the quarters ended March 31, 2010 and 2009, the Company recognized gains (losses), net of taxes, of $(0.03) million and $0.1 million, respectively, due to changes in the value of these investments. These gains (losses) are reflected on the consolidated statement of operations as equity in net income (loss) of partnerships, net of taxes.
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
The following tables present information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of March 31, 2010	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$121,554	$179,555	$—	$301,109
Obligations of states and political subdivisions	—	200,343	—	200,343
Mortgage-backed securities	—	313,917	—	313,917
Asset-backed securities	—	131,209	—	131,209
Corporate notes and loans	—	531,838	—	531,838
Foreign corporate bonds	—	64,389	—	64,389

Total fixed maturities	121,554	1,421,251	—	1,542,805
Preferred shares	—	2,230	—	2,230
Common shares	68,332	—	—	68,332
Other invested assets	—	—	6,548	6,548

Total invested assets	$189,886	$1,423,481	$6,548	$1,619,915

As of December 31, 2009	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Fixed maturities:
U.S. treasury and agency obligations	$82,021	$154,067	$—	$236,088
Obligations of states and political subdivisions	—	225,598	—	225,598
Mortgage-backed securities	—	364,000	—	364,000
Commercial mortgage-backed securities	—	—	—	—
Asset-backed securities	—	114,163	—	114,163
Corporate notes and loans	—	460,730	—	460,730
Foreign corporate bonds	—	70,993	—	70,993
Other bonds	—	—	—	—

Total fixed maturities	82,021	1,389,551	—	1,471,572
Preferred shares	579	2,020	—	2,599
Common shares	63,057	—	—	63,057
Other invested assets	—	—	7,999	7,999

Total invested assets	$145,657	$1,391,571	$7,999	$1,545,227

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
The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarter ended March 31, 2010:

Other
Invested
(Dollars in thousands)	Assets

Beginning balance at January 1, 2010	$7,999
Total losses (realized / unrealized):
Included in equity in net loss of partnership	(44)
Included in accumulated other comprehensive income	(1,339)
Distribution	(68)

Ending balance at March 31, 2010	$6,548

Net unrealized losses included in net income for the period related to assets still held at March 31, 2010	$(44)

The securities classified as Level 3 in the above table consist of $6.5 million related to investments in limited partnerships. Of the investments in limited partnerships, $5.4 million was comprised of securities for which there is no readily available independent market price, and the remaining $1.1 million was related to a limited partnership which holds convertible preferred securities of a privately held company. These securities are subject to an appraisal action in Delaware State Court. Until the appraisal action is resolved, the Company’s ownership interest in this limited partnership is wholly illiquid. The estimated fair value of these limited partnerships is determined by the general partner of each limited partnership based on comparisons to transactions involving similar investments. Material assumptions and factors utilized in pricing these securities include future cash flows, constant default rates, recovery rates, and any market clearing activity that may have occurred since the prior month-end pricing period. However, since the Company does not have the ability to see the invested asset composition of this limited partnership on a daily basis, it has classified this investment within the Level 3 category.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables present changes in Level 3 investments measured at fair value on a recurring basis for the quarter ended March 31, 2009:

Other
Invested
(Dollars in thousands)	Assets

Beginning balance at January 1, 2009	$46,672
Total gains (losses) (realized / unrealized):
Included in equity in net income of partnership	207
Included in accumulated other comprehensive income	(10,501)
Purchases	52
Sales	(16,699)

Ending balance at March 31, 2009	$19,731

Net unrealized gains included in net income for the period related to assets still held at March 31, 2009	$207

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
Fair Value of Alternative Investments
Included in “Other invested assets” in the fair value hierarchy at March 31, 2010 are limited liability partnerships measured at fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2010.

		Future
		Funding
(Dollars in thousands)	Fair Value	Commitments

Equity Fund, LP (1)	$4,219	$2,569
Real Estate Fund, LP (2)	1,229	—
High Yield Convertible Securities Fund, LP (3)	1,100	—

Total	$6,548	$2,569

(1)	This limited partnership invests in companies, from various business sectors, whereby the partnership has acquired control of the operating business as a lead or organizing investor. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(2)	This limited partnership invests in real estate assets through a combination of direct or indirect investments in partnerships, limited liability companies, mortgage loans, and lines of credit. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner.

(3)	This limited partnership is a registered mutual fund which invests in a portfolio of high yield convertible securities issued by companies with small to medium market capitalizations and lower credit ratings (generally below investment grade). In accordance with the partnership agreement, the Company has exercised its right to submit a capital withdrawal request effective December 31, 2009. As of December 31, 2009, the Company was unable to redeem a portion of its ownership interest in this limited partnership with a fair market value of $1.1 million. This is related to convertible preferred securities of one company which are subject to an Appraisal Action in Delaware Court. The partnership decided to participate in the Appraisal Action to maximize the value of its preferred share. Until the appraisal action is resolved, the claim relating to the preferred share is wholly illiquid.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Pricing
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
During the quarter ended March 31, 2010, the Company has not needed to adjust quotes or prices obtained from the pricing vendors.
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
The Company had the following reinsurance balances as of March 31, 2010 and December 31, 2009:

(Dollars in thousands)	March 31, 2010	December 31, 2009

Reinsurance receivables	$520,708	$543,351
Collateral securing reinsurance receivables	(356,658)	(378,056)

Reinsurance receivables, net of collateral	$164,050	$165,295

Allowance for uncollectible reinsurance receivables	$12,947	$12,947
Prepaid reinsurance premiums	12,743	16,546
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
Property Quota Share — Effective January 1, 2010, the Company renewed its quota share treaty related to the Penn- America property line of business. The expiring quota share program was terminated on a cut-off basis. The renewal quota share program covers premiums earned in 2010 on policies written in 2009 and 2010. The quota share percentage was increased from 30% to 40%. During the quarter ended March 31, 2010, the Company ceded $3.8 million of earned premium.
There were no other significant changes to any of the Company’s other reinsurance treaties during the quarter ended March 31, 2010.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5. Income Taxes
The statutory income tax rates of the countries where the Company does business are 35.0% in the United States, 0.0% in Bermuda, 0.0% in the Cayman Islands, 28.59% in the Duchy of Luxembourg, and 25.0% on non-trading income and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense. Total estimated annual income tax expense is divided by total estimated annual pre-tax income to determine the expected annual income tax rate used to compute the income tax provision. On an interim basis, the expected annual income tax rate is applied against interim pre-tax income, excluding net realized gains and losses and limited partnership distributions, and then adding that amount to income taxes on net realized gains and losses and limited partnership distributions. The Company’s income before income taxes from the Non-U.S. Subsidiaries and U.S. Subsidiaries, including the results of the quota share agreement between Wind River Reinsurance and the U.S. Insurance Operations, for the quarters ended March 31, 2010 and 2009 were as follows:

Quarter Ended March 31, 2010:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$61,646	$54,071	$(22,864)	$92,853

Net premiums written	$60,867	$20,614	$—	$81,481

Net premiums earned	$47,041	$23,747	$—	$70,788
Net investment income	10,861	8,265	(4,547)	14,579
Net realized investment gains	5,031	9,173	—	14,204

Total revenues	62,933	41,185	(4,547)	99,571
Losses and Expenses:
Net losses and loss adjustment expenses	25,954	15,835	—	41,789
Acquisition costs and other underwriting expenses	20,375	9,773	—	30,148
Corporate and other operating expenses	2,168	2,728	—	4,896
Interest expense	—	6,286	(4,547)	1,739

Income before income taxes	$14,436	$6,563	$—	$20,999

Quarter Ended March 31, 2009:	Non-U.S.	U.S.
(Dollars in thousands)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues:
Gross premiums written	$60,894	$67,620	$(29,326)	$99,188

Net premiums written	$60,470	$26,143	$—	$86,613

Net premiums earned	$44,771	$33,769	$—	$78,540
Net investment income	10,226	16,498	(4,547)	22,177
Net realized investment losses	(2,098)	(6,498)	—	(8,596)

Total revenues	52,899	43,769	(4,547)	92,121
Losses and Expenses:
Net losses and loss adjustment expenses	26,196	21,544	—	47,740
Acquisition costs and other underwriting expenses	18,200	12,614	—	30,814
Corporate and other operating expenses	2,871	1,104	—	3,975
Interest expense	—	6,401	(4,547)	1,854

Income before income taxes	$5,632	$2,106	$—	$7,738

The following tables summarize the differences between the tax provisions under accounting guidance applicable to interim financial statement periods and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2010		2009
		% of Pre-		% of Pre-
(Dollars in thousands)	Amount	Tax Income	Amount	Tax Loss

Expected tax provision at weighted average rate	$2,374	11.3%	$757	9.8%
Adjustments:
Tax exempt interest	(519)	(2.5)	(712)	(9.2)
Dividend exclusion	(79)	(0.4)	(111)	(1.4)
Effective tax rate adjustment	278	1.3	755	9.8
Other	15	0.2	34	0.3

Income tax expense	$2,069	9.9%	$723	9.3%

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The effective income tax expense rate for the quarter ended March 31, 2010 was 9.9%, compared to 9.3% for the quarter ended March 31, 2009. The increase in the effective tax rate is primarily due to capital gains in 2010 compared to capital losses in 2009. The effective rates differed from the weighted average expected income tax expense rates of 11.3% and 9.8% for the quarters ended March 31, 2010 and 2009, respectively, primarily due to the fact that the Company records tax based on the annualized effective tax rate, net of tax-exempt interest and dividends.
The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2006. The Internal Revenue Service initiated a review of the 2008 net operating loss and capital loss carrybacks during the first quarter of 2010. There was an adjustment made to the 2006 and 2007 alternative minimum tax credits as a result of the carryback. The alternative minimum tax credit carryover increased by $1.6 million.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company’s unrecognized tax benefit was $1.1 million as of March 31, 2010 and December 31, 2009. If recognized, the gross unrecognized tax benefits could lower the effective income tax rate in any future period.
The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2010, the Company has recorded $0.1 million in liabilities for tax-related interest and penalties on its consolidated balance sheet.
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses reflects the Company’s best estimate for future amounts needed to pay claims and related settlement expenses and the impact of the Company’s reinsurance coverages with respect to insured events. Estimating the ultimate claims liability of the Company is a complex and judgmental process, because the amounts are based on management’s informed estimates and judgments using data currently available. In some cases, significant periods of time, up to several years or more, may elapse between the occurrence of an insured loss and the reporting of such to the Company. The method for determining the Company’s liability for unpaid losses and loss adjustment expenses includes, but is not limited to, reviewing past loss experience and considering other factors such as industry data and legal, social, and economic developments. As additional experience and data become available, the Company’s estimate for the liability for unpaid losses and loss adjustment expenses is revised accordingly. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded with respect to unpaid losses and loss adjustment expenses at March 31, 2010, the related adjustments could have a material impact on the Company’s future results of operations.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2010		2009

Unpaid losses and loss adjustment expenses at beginning of period	$1,257,741		$1,506,429
Less: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	527,413		670,591

Net balance at beginning of period	730,328		835,838

Incurred losses and loss adjustment expenses related to:
Current year	44,627		48,497
Prior years (1)	(2,838	)(2)	(757	)(3)

Total incurred losses and loss adjustment expenses	41,789		47,740

Paid losses and loss adjustment expenses related to:
Current year	2,660		3,197
Prior years	56,364		71,093

Total paid losses and loss adjustment expenses	59,024		74,290

Net balance at end of period	713,093		809,288
Plus: Ceded reinsurance receivables on unpaid losses and loss adjustment expenses	519,548		637,686

Unpaid losses and loss adjustment expenses at end of period	$1,232,641		$1,446,974

(1)	When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

(2)	In the first quarter of 2010, the Company reduced its prior accident year loss reserves by $2.8 million, which consisted of a $2.0 million reduction in general liability lines, a $0.6 million reduction in professional liability lines, and a $0.2 million reduction in property lines. The reduction in the general liability lines primarily related to accident years 2006 and prior and was due to continued favorable emergence on Penn America business. The reduction to the professional liability lines primarily consisted of net reductions of $1.0 million related to accident years 2007 and prior for our lawyers and real estate programs due to lower severity than originally anticipated. This reduction was partially offset by an increase of $0.4 million related to accident years 2008 and 2009 for our real estate program, where loss development was higher than expected during the quarter. The reduction in the property lines primarily consisted of net reductions of $1.9 million primarily related to accident years 2002 and 2006 through 2008 due to a recent large subrogation recovery on a disputed claim, offset by an increase of $1.7 million primarily related to accident year 2009 due to higher than expected claim development.

(3)	In the first quarter of 2009, the Company reduced its net losses and loss adjustment expenses related to prior accident years by $0.8 million, which was due to a reduction in its allowance for uncollectible reinsurance.
7. Related Party Transactions
Fox Paine & Company
As of March 31, 2010, Fox Paine & Company beneficially owned shares having approximately 89.6% of the Company’s total outstanding voting power. Fox Paine & Company can nominate a majority of the members of the Company’s Board of Directors. The Company’s Board of Directors currently consists of seven directors, five of which were nominated by Fox Paine & Company. The Company’s Chairman is a member of Fox Paine & Company. The Company relies on Fox Paine & Company to provide management services and other services related to the operations of the Company. The Company incurred management fees of $0.4 million in each of the quarters ended March 31, 2010 and 2009 as part of the annual management fee that is paid to Fox Paine & Company. The Company reimbursed Fox Paine & Company $0.2 million and $0.02 million during the quarters ended March 31, 2010 and 2009, respectively, for expenses incurred in providing management services.
At March 31, 2010 and December 31, 2009, Wind River Reinsurance was a limited partner in investment funds managed by Fox Paine & Company. This investment was originally made by United National Insurance Company in June 2000 and pre-dates the September 5, 2003 acquisition by Fox Paine & Company of Wind River Investment Corporation, the holding company for the Company’s Predecessor Insurance Operations. The Company’s investment in this limited partnership was valued at $4.2 million and $5.6 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the Company had an unfunded capital commitment of $2.6 million to the partnership. A distribution of $0.07 million was received from the limited partnership during the quarter.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
As part of the Company’s intended redomestication from the Cayman Islands to Ireland, the Company has agreed to indemnify Fox Paine & Company against any Irish stamp duty that it may incur. See Item 1A in Part I of the Company’s 2009 Annual Report on Form 10-K for details concerning the Irish stamp duty.
Cozen O’Connor
During the quarters ended March 31, 2010 and 2009, the Company incurred $0.04 million and $0.07 million respectively, for legal services rendered by Cozen O’Connor. Stephen A. Cozen, the chairman of Cozen O’Connor, is a member of the Company’s Board of Directors.
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
There was no premium paid to Validus as a result these treaties in the quarters ended March 31, 2010 and 2009.
Validus is also a participant in a quota share retrocession agreement with Wind River Reinsurance. The Company estimated that the following written premium and losses related to the quota share retrocession agreement have been assumed by Validus from Wind River Reinsurance:

	Quarters Ended March 31,
(Dollars in thousands)	2010		2009

Ceded written premium	$(2,401	)(1)	$408
Ceded losses	644		6,400

(1)	Represents an adjustment to true up the Company’s estimated amount of ceded premium to actual.
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
9. Share-Based Compensation Plans
During the quarter ended March 31, 2010, the Company granted 75,231 Class A common shares, subject to certain restrictions, at a weighted average grant date value of $6.84 per share, to key employees of the Company under the United America Indemnity, Ltd. Share Incentive Plan (the “Plan”). In addition, during the same period, the Company granted an aggregate of 35,878 fully vested Class A common shares, subject to certain restrictions, at a weighted average grant date value of $7.49 per share, to non-employee directors of the Company under the Plan.
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

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings (loss) per share.

(Dollars in thousands,	Quarters Ended March 31,
except per share data)	2010	2009

Net income	$18,901	$7,150

Basic earnings per share:
Weighted average shares outstanding — basic	60,369,087	31,461,439
Adjustment for bonus element of Rights Offering	—	3,574,722

Adjusted weighted average shares outstanding — basic	60,369,087	35,036,161

Net income per basic share	$0.31	$0.20

Diluted earnings per share:
Weighted average shares outstanding — diluted	60,408,839	31,507,123
Adjustment for bonus element of Rights Offering	—	3,574,722

Adjusted weighted average shares outstanding — diluted	60,408,839	35,081,845

Net income per diluted share	$0.31	$0.20

A reconciliation of weighted average shares for basic earnings per share to weighted average shares for diluted earnings per share is as follows:

	Quarters Ended March 31,
	2010	2009

Weighted average shares for basic earnings per share	60,369,087	35,036,161
Non-vested restricted stock	39,752	27,886
Options	—	17,798

Weighted average shares for diluted earnings per share	60,408,839	35,081,845

The weighted average shares outstanding used to determine dilutive earnings per shares as of March 31, 2010 and 2009 does not include 668,040 and 835,025 shares, respectively, that were deemed to be anti-dilutive.
11. Segment Information
The Company manages its business through two business segments: Insurance Operations, which includes the operations of the U.S. Insurance Companies, and Reinsurance Operations, which includes the operations of Wind River Reinsurance.
The Insurance Operations segment and the Reinsurance Operations segment follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2009 Annual Report on Form 10-K.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Following is a tabulation of business segment information.

Quarter Ended March 31, 2010:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$54,071		$38,782		$92,853

Net premiums written	$43,478		$38,003		$81,481

Net premiums earned	$49,744		$21,044		$70,788
Losses and Expenses:
Net losses and loss adjustment expenses	29,714		12,075		41,789
Acquisition costs and other underwriting expenses	22,700	(3)	7,448	(4)	30,148

Income (loss) from segments	$(2,670)		$1,521		(1,149)

Unallocated Items:
Net investment income					14,579
Net realized investment gains					14,204
Corporate and other operating expenses					(4,896)
Interest expense					(1,739)

Income before income taxes					20,999
Income tax expense					2,069

Income before equity in net loss of partnership					18,930
Equity in net loss of partnership, net of tax					(29)

Net income					$18,901

Total assets	$1,775,927		$640,714	(5)	$2,416,641

(1)	Includes business ceded to Reinsurance Operations.

(2)	External business only, excluding business assumed from Insurance Operations.

(3)	Includes federal excise tax of $260 relating to premiums ceded from Insurance Operations to Reinsurance Operations.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

Quarter Ended March 31, 2009:	Insurance		Reinsurance
(Dollars in thousands)	Operations (1)		Operations (2)		Total

Revenues:
Gross premiums written	$67,620		$31,568		$99,188

Net premiums written	$55,469		$31,144		$86,613

Net premiums earned	$70,720		$7,820		$78,540
Losses and Expenses:
Net losses and loss adjustment expenses	42,744		4,996		47,740
Acquisition costs and other underwriting expenses	29,142	(3)	1,672	(4)	30,814

Income (loss) from segments	$(1,166)		$1,152		(14)

Unallocated Items:
Net investment income					22,177
Net realized investment losses					(8,596)
Corporate and other operating expenses					(3,975)
Interest expense					(1,854)

Income before income taxes					7,738
Income tax expense					723

Income before equity in net income of partnership					7,015
Equity in net income of partnership, net of tax					135

Net income					$7,150

Total assets	$1,809,108		$606,328	(5)	$2,415,436

(1)	Includes business ceded to the Company’s Reinsurance Operations.

(2)	External business only, excluding business assumed from the Company’s Insurance Operations.

(3)	Includes federal excise tax of $370 relating to the quota share agreement.

(4)	Includes all Wind River Reinsurance expenses other than federal excise tax.

(5)	Comprised of Wind River Reinsurance’s total assets less its investment in subsidiaries.

UNITED AMERICA INDEMNITY, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Supplemental Cash Flow Information
The Company paid the following amounts in cash for net U.S. federal income taxes and interest during the quarters ended March 31, 2010 and 2009:

	Quarters Ended March 31,
(Dollars in thousands)	2010	2009

Net U.S. federal income taxes paid (recovered)	$—	$(7,812)
Interest paid	3,124	3,326
13. Subsequent Events
In late April 2010, the Company filed with the Securities Exchange Commission and mailed to its shareholders a proxy statement concerning its previously announced plan for the Company to re-domicile from the Cayman Islands to Ireland. The Company’s shareholders will be asked to vote in favor of completing the reorganization proposal at a special shareholders meeting to be held on May 27, 2010. In addition to shareholder approval, the move to Ireland is subject to an order from the Grand Court of the Cayman Islands sanctioning the transaction. If the proposal is accepted, the Company will become a wholly-owned subsidiary of Global Indemnity plc, an Irish company. See Items 1 and 1A of Part I in the Company’s 2009 Annual Report on Form 10-K for more information regarding the proposed move to Ireland.
There were no subsequent events requiring adjustment to the financial statements or disclosure.

UNITED AMERICA INDEMNITY, LTD.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of United America Indemnity included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding our business and operations, please see our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Developments
On April 22, 2010, we filed a proxy statement with the Securities Exchange Commission concerning our previously announced plan for us to re-domicile from the Cayman Islands to Ireland. Our shareholders will be asked to vote in favor of completing the reorganization proposal at a special shareholders meeting to be held on May 27, 2010. In addition to shareholder approval, the move to Ireland is subject to an order from the Grand Court of the Cayman Islands sanctioning the transaction. If the proposal is accepted, we will become a wholly-owned subsidiary of Global Indemnity plc, an Irish company. Please see Items 1 and 1A of Part I in our 2009 Annual Report on Form 10-K for more information regarding our proposed move to Ireland.
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
Our Reinsurance Operations are comprised of the operations of Wind River Reinsurance, a Bermuda based third party treaty and facultative reinsurer of excess and surplus and specialty lines of property and casualty insurance.
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
In developing loss and loss adjustment expense (“loss” or “losses”) reserve estimates, our actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a “reserve category” level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as either short-tail or long-tail. Most of our business can be characterized as medium to long-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. Our long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, excess and umbrella, and workers compensation (for our Reinsurance Operations only). Short-tail exposures include property, commercial automobile physical damage, and equine mortality. To manage our insurance operations, we differentiate them by product classifications, which are Penn-America, United National, and Diamond State. For further discussion about our product classifications, see “General — Our Insurance Operations” in Item 1 of Part I of our 2009 Annual Report on Form 10-K. Each of our product classifications contain both long-tail and short-tail exposures. Every reserve category is analyzed by our actuaries each quarter. The analyses generally include reviews of losses gross of reinsurance and net of reinsurance.
A full review of the loss reserves of our Reinsurance Operations was performed by an independent actuary in the first quarter of 2010. For our Insurance Operations, a first quarter review of loss reserves was performed by our internal actuaries. A full review of the loss reserves for our US Insurance Operations will be performed by an independent actuary during the second quarter.
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

UNITED AMERICA INDEMNITY, LTD.
Management’s best estimate at March 31, 2010 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, our actuarial analyses, current law, and our judgment. This resulted in carried gross and net reserves of $1,232.6 million and $713.1 million, respectively, as of March 31, 2010. A breakout of our gross and net reserves, excluding the effects of our intercompany pooling arrangements and intercompany quota share reinsurance agreement, as of March 31, 2010 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$396,162	$791,504	$1,187,666
Reinsurance Operations	11,974	33,001	44,975

Total	$408,136	$824,505	$1,232,641

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total

Insurance Operations	$230,361	$438,439	$668,800
Reinsurance Operations	11,850	32,443	44,293

Total	$242,211	$470,882	$713,093

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.

(2)	Does not include reinsurance receivable on paid losses or reserve for uncollectible reinsurance.
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

UNITED AMERICA INDEMNITY, LTD.
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
If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of our reserving classes, we believe that frequency can be predicted with greater accuracy than severity. Therefore, we believe management’s best estimate is more sensitive to changes in severity than frequency. The following table, which we believe reflects a reasonable range of variability around our best estimate based on our historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on our current accident year gross loss estimate of $44.6 million for claims occurring during the quarter ended March 31, 2010:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(6,471)	$(4,351)	$(2,231)	$(112)	$2,008
	-3%	(5,668)	(3,503)	(1,339)	826	2,990
	-2%	(5,266)	(3,079)	(893)	1,294	3,481
	-1%	(4,864)	(2,655)	(446)	1,763	3,972
	0%	(4,463)	(2,231)	—	2,231	4,463
	1%	(4,061)	(1,807)	446	2,700	4,954
	2%	(3,659)	(1,383)	893	3,169	5,444
	3%	(3,258)	(959)	1,339	3,637	5,935
	5%	(2,454)	(112)	2,231	4,574	6,917
Our net reserves for losses and loss expenses of $713.1 million as of March 31, 2010 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.
Recoverability of Reinsurance Receivables
We regularly review the collectibility of our reinsurance receivables, and we include adjustments resulting from this review in earnings in the period in which the adjustment arises. A.M. Best ratings, financial history, available collateral, and payment history with the reinsurers are several of the factors that we consider when judging collectibility. Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers. Certain amounts may be uncollectible if our reinsurers dispute a loss or if the reinsurer is unable to pay. If our reinsurers do not pay, we are still legally obligated to pay the loss. At March 31, 2010, our reinsurance receivables were $520.7 million, net of an allowance for uncollectible reinsurance receivables of $12.9 million. See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for more details concerning the collectibility of our reinsurance receivables.
Investments
The carrying amount of our investments approximates their estimated fair value. We regularly perform various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine the amount of unrealized loss related to credit loss and the amount related to all other factors, such as changes in interest rates. The credit loss represents the portion of the amortized book value in excess of the net present value of the projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. The credit loss component of the other-than-temporary impairment is recorded through earnings, whereas the amount relating to factors other than credit losses are recorded in other comprehensive income, net of taxes. During our review, we consider credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which we determine that a credit loss is likely are subjected to further analysis to estimate the credit loss to be recognized in earnings, if any. See Note 2 of the notes to consolidated financial statements in Item 1 of Part I of this report for the specific methodologies and significant assumptions used by asset class. Upon identification of such securities and periodically thereafter, a detailed review is performed to determine whether the decline is considered other-than-temporary. This review includes an analysis of several factors, including but not limited to, the credit ratings and cash flows of the securities, and the magnitude and length of time that the fair value of such securities is below cost.

UNITED AMERICA INDEMNITY, LTD.
For an analysis of our securities with gross unrealized losses as of March 31, 2010 and December 31, 2009, and for other-than-temporary losses that we recorded for the quarters ended March 31, 2010 and 2009, please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report.
Fair Value Measurements
We categorize our assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further information about the fair value hierarchy and our assets that are accounted for at fair value.
Intangible Assets
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
Our intangible assets that are deemed to have an indefinite useful life, which include trade names and state insurance licenses, are not amortized. Our intangible assets that are not deemed to have an indefinite useful life, which includes software technology, are amortized over their useful lives. Due to the results of our 2008 impairment testing, we determined that our remaining intangible assets that are not deemed to have an indefinite useful life would be fully amortized by 2010. As a result, we anticipate that amortization expense will be $0.04 million in 2010. This amount is subject to change, however, based upon subsequent reviews of recoverability and useful lives that are performed at least annually.
Taxation
Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. A valuation allowance would be based on all available information including our assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies. There are no valuation allowances as of March 31, 2010. The deferred tax asset balance is analyzed regularly by management. Based on these analyses, we have determined that our deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on our financial condition, results of operations, and liquidity.

UNITED AMERICA INDEMNITY, LTD.
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
We apply a more likely than not recognition threshold for all tax uncertainties, only allowing the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Please see Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a discussion of our tax uncertainties.
Our Business Segments
We manage our business through two business segments: Insurance Operations, which includes the operations of the U.S. Insurance Companies, and Reinsurance Operations, which are the operations of Wind River Reinsurance.
We evaluate the performance of our Insurance Operations and Reinsurance Operations segments based on gross and net premiums written, revenues in the form of net premiums earned, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.
For a description of our segments, see “Business Segments” in Item 1 of Part I in our 2009 Annual Report on Form 10-K.

UNITED AMERICA INDEMNITY, LTD.
The following table sets forth an analysis of financial data for our segments during the periods indicated:

	Quarters Ended March 31,
(Dollars in thousands)	2010	2009
Insurance Operations premiums written:
Gross premiums written	$54,071	$67,620
Ceded premiums written	10,593	12,151

Net premiums written	$43,478	$55,469

Reinsurance Operations premiums written:
Gross premiums written	$38,782	$31,568
Ceded premiums written	779	424

Net premiums written	$38,003	$31,144

Revenues: (1)
Insurance Operations	$49,744	$70,720
Reinsurance Operations	21,044	7,820

Total revenues	$70,788	$78,540

Expenses: (2)
Insurance Operations (3)	$52,414	$71,886
Reinsurance Operations (4)	19,523	6,668

Total expenses	$71,937	$78,554

Income (loss) from segments:
Insurance Operations	$(2,670)	$(1,166)
Reinsurance Operations	1,521	1,152

Total income (loss) from segments	$(1,149)	$(14)

Insurance combined ratio analysis: (5)
Insurance Operations
Loss ratio	59.7	60.4
Expense ratio	45.6	41.2

Combined ratio	105.3	101.6

Reinsurance Operations
Loss ratio	57.4	63.9
Expense ratio	35.4	21.4

Combined ratio	92.8	85.3

Consolidated
Loss ratio	59.0	60.8
Expense ratio	42.6	39.2

Combined ratio	101.6	100.0

(1)	Excludes net investment income and net realized investment gains (losses), which are not allocated to our segments.

(2)	Excludes corporate and other operating expenses and interest expense, which are not allocated to our segments.

(3)	Includes excise tax of $260 and $370 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended March 31, 2010 and 2009, respectively.

(4)	Includes all Wind River Reinsurance expenses other than excise tax related to cessions from our U.S. Insurance Companies to Wind River Reinsurance.

(5)	Our insurance combined ratios are non-GAAP financial measures that are generally viewed in the insurance industry as indicators of underwriting profitability. The loss ratio is the ratio of net losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio of acquisition costs and other underwriting expenses to net premiums earned. The combined ratio is the sum of the loss and expense ratios.

UNITED AMERICA INDEMNITY, LTD.
Results of Operations
All percentage changes included in the text below have been calculated using the corresponding amounts from the applicable tables.
Quarter Ended March 31, 2010 Compared with the Quarter Ended March 31, 2009
Insurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Insurance Operations segment are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$54,071	$67,620	$(13,549)	-20.0%

Net premiums written	$43,478	$55,469	$(11,991)	-21.6%

Net premiums earned	$49,744	$70,720	$(20,976)	-29.7%

Losses and expenses:
Net losses and loss adjustment expenses	29,714	42,744	(13,030)	-30.5%
Acquisition costs and other underwriting expenses (1)	22,700	29,142	(6,442)	-22.1%

Loss from underwriting	$(2,670)	$(1,166)	$(1,504)	129.0%

Underwriting Ratios:
Loss ratio:
Current accident year	63.9	61.6	2.3
Prior accident year	(4.2)	(1.2)	(3.0)

Calendar year	59.7	60.4	(0.7)
Expense ratio	45.6	41.2	4.4

Combined ratio	105.3	101.6	3.7

(1)	Includes excise tax of $260 and $370 related to cessions from our U.S. Insurance Companies to Wind River Reinsurance for the quarters ended March 31, 2010 and 2009, respectively.
Premiums
Gross premiums written, which represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions, were $54.1 million for the quarter ended March 31, 2010, compared with $67.6 million for the quarter ended March 31, 2009, a decrease of $13.5 million or 20.0%. The decrease was primarily due to a reduction of $3.4 million due to terminations of business that did not meet our profitability requirements, a reduction of $1.6 million due to aggregate price decreases, and a reduction of $8.5 million from other market factors.
Net premiums written, which equal gross premiums written less ceded premiums written, were $43.5 million for the quarter ended March 31, 2010, compared with $55.5 million for the quarter ended March 31, 2009, a decrease of $12.0 million or 21.6%. The decrease was primarily due to the reduction of gross premiums written noted above, offset by the return of unearned premium related to the Penn-America quota share reinsurance treaty.
The ratio of net premiums written to gross premiums written was 80.4% for the quarter ended March 31, 2010 and 82.0% for the quarter ended March 31, 2009, a decline of 1.6 points, which was primarily due to changes in our reinsurance structure and mix of business.
Net premiums earned were $49.7 million for the quarter ended March 31, 2010, compared with $70.7 million for the quarter ended March 31, 2009, a decrease of $21.0 million or 29.7%. The decrease was primarily due to the reduction of gross premiums written noted above. Property net premiums earned for the quarters ended March 31, 2010 and 2009 were $19.2 million and $28.7 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2010 and 2009 were $30.5 million and $42.0 million, respectively.

UNITED AMERICA INDEMNITY, LTD.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Insurance Operations was 59.7% for the quarter ended March 31, 2010 compared with 60.4% for the quarter ended March 31, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.
The impact of changes to prior accident years is 3.0 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $2.1 million in the quarter ended March 31, 2010 compared to reduction of net losses and loss adjustment expenses for prior accident years of $0.8 million in the quarter ended March 31, 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we reduced our prior accident year loss reserves by $2.1 million, which reduced our loss ratio by 4.2 points. The reduction of our prior accident year loss reserves primarily consisted of a $2.0 million reduction in our general liability lines and a $0.6 million reduction in our professional liability lines, offset by a $0.5 million increase in our property lines:
1.	The reduction in the general liability lines primarily consisted of net reductions related to accident years 2006 and prior primarily due to continued favorable emergence on Penn America business.

2.	The reduction to the professional liability lines primarily consisted of net reductions of $1.0 million related to accident years 2007 and prior for our lawyers and real estate programs due to lower severity than originally anticipated. This reduction was partially offset by an increase of $0.4 million related to accident year 2009 for our real estate program, where loss development was higher than expected during the quarter.

3.	The increase in the property lines primarily consisted of an increase of $2.4 million related to accident year 2009 that was due to higher than expected claim development, partially offset by net reductions of $1.9 million primarily related to accident years 2002 and 2006 through 2008 that were due to a recent large subrogation recovery on a disputed claim.
•	In 2009, we reduced our allowance for uncollectible reinsurance by $0.8 million due to the decrease in the amount of our carried reinsurance receivables.
The current accident year loss ratio for the quarter ended March 31, 2010 increased 2.3 points from the quarter ended March 31, 2009:
•	The current accident year property loss ratio increased 7.1 points from 54.1% in the quarter ended March 31, 2009 to 61.2% in the quarter ended March 31, 2010, which consists of a 8.0 point increase in the non-catastrophe loss ratio from 51.4% in the quarter ended March 31, 2009 to 59.4% in the quarter ended March 31, 2010 and a 0.9 point decrease in the catastrophe loss ratio from 2.7% in the quarter ended March 31, 2009 to 1.8% in the quarter ended March 31, 2010. The increase in the non-catastrophe loss ratio is primarily due to higher reinsurance costs. Non-catastrophe losses were $11.4 million and $14.7 million for the quarters ended March 31, 2010 and 2009, respectively. Property net premiums earned for the quarters ended March 31, 2010 and 2009 were $19.2 million and $28.7 million, respectively.
•	The current accident year casualty loss ratio decreased 1.0 points from 66.6% in the quarter ended March 31, 2009 to 65.6% in the quarter ended March 31, 2010 primarily due to changes in our mix of business. Casualty net premiums earned for the quarters ended March 31, 2010 and 2009 were $30.5 million and $42.0 million, respectively.
Net losses and loss adjustment expenses were $29.7 million for the quarter ended March 31, 2010, compared with $42.7 million for the quarter ended March 31, 2009, a decrease of $13.0 million or 30.5%. Excluding the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2010 and the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2009, the current accident year net losses and loss adjustment expenses were $31.8 million and $43.5 million for the quarters ended March 31, 2010 and 2009, respectively. This decrease is primarily attributable to a decrease in net premiums earned, and the factors described above.

UNITED AMERICA INDEMNITY, LTD.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $22.7 million for the quarter ended March 31, 2010, compared with $29.1 million for the quarter ended March 31, 2009, a decrease of $6.4 million or 22.1%. The decrease is comprised of a $5.7 million decrease in acquisition costs and a $0.7 million decrease in other underwriting expenses:
•	The decrease in acquisition costs is primarily due to a decrease in commissions resulting from a decrease in net premiums earned.
•	The decrease in other underwriting expenses is primarily due to a decrease in total compensation expenses and professional services expenses, offset by an increase in infrastructure costs related to new product development, information technology upgrades, and additional office locations.
Expense and Combined Ratios
The expense ratio for our Insurance Operations was 45.6% for the quarter ended March 31, 2010, compared with 41.2% for the quarter ended March 31, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the decrease in net premiums earned noted above and the incurrence of infrastructure costs noted above.
The combined ratio for our Insurance Operations was 105.3% for the quarter ended March 31, 2010, compared with 101.6% for the quarter ended March 31, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the $2.1 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2010 and the $0.8 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2009, the combined ratio increased from 102.8% for the quarter ended March 31, 2009 to 109.5% for the quarter ended March 31, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in preceding paragraph above for an explanation of this increase.
Loss from underwriting
The factors described above resulted in a loss from underwriting for our Insurance Operations of $2.7 million and $1.2 million for the quarters ended March 31, 2010 and 2009, respectively.

UNITED AMERICA INDEMNITY, LTD.
Reinsurance Operations
The components of income (loss) from underwriting and underwriting ratios of our Reinsurance Operations segment are as follows:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Gross premiums written	$38,782	$31,568	$7,214	22.9%

Net premiums written	$38,003	$31,144	$6,859	22.0%

Net premiums earned	$21,044	$7,820	$13,224	169.1%

Losses and expenses:
Net losses and loss adjustment expenses	12,075	4,996	7,079	141.7%
Acquisition costs and other underwriting expenses	7,448	1,672	5,776	345.5%

Income (loss) from underwriting	$1,521	$1,152	$369	32.0%

Underwriting Ratios:
Loss ratio:
Current accident year	61.0	63.5	(2.5)
Prior accident year	(3.6)	0.4	(4.0)

Calendar year loss ratio	57.4	63.9	(6.5)
Expense ratio	35.4	21.4	14.0

Combined ratio	92.8	85.3	7.5

Premiums
Gross premiums written, which represent the amount received or to be received for reinsurance agreements written without reduction for reinsurance costs or other deductions, were $38.8 million for the quarter ended March 31, 2010, compared with $31.6 million for the quarter ended March 31, 2009, an increase of $7.2 million or 22.9%. The increase was primarily due to several new reinsurance treaties that commenced during 2009.
Net premiums written, which equal gross premiums written less ceded premiums written, were $38.0 million for the quarter ended March 31, 2010, compared with $31.1 million for the quarter ended March 31, 2009, an increase of $6.9 million or 22.0%. The increase was primarily due to the increase of gross premiums written noted above.
The ratio of net premiums written to gross premiums written was 98.0% for the quarter ended March 31, 2010 and 98.7% for the quarter ended March 31, 2009, a decrease of 0.7 points.
Net premiums earned were $21.0 million for the quarter ended March 31, 2010, compared with $7.8 million for the quarter ended March 31, 2009, an increase of $13.2 million or 169.1%. The increase was primarily due to the increase of gross premiums written noted above in addition to increased writings from 2008 and 2009. Property net premiums earned for the quarters ended March 31, 2010 and 2009 were $10.5 million and $3.2 million, respectively. Casualty net premiums earned for the quarters ended March 31, 2010 and 2009 were $10.5 million and $4.6 million, respectively.
Net Losses and Loss Adjustment Expenses
The loss ratio for our Reinsurance Operations was 57.4% for the quarter ended March 31, 2010 compared with 63.9% for the quarter ended March 31, 2009. The loss ratio is a non-GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net premiums earned.

UNITED AMERICA INDEMNITY, LTD.
The impact of changes to prior accident years is a reduction of 4.0 points resulting from a reduction of net losses and loss adjustment expenses for prior accident years of $0.7 million in the quarter ended March 31, 2010 and an increase of net losses and loss adjustment expenses for prior accident years of $0.03 million in the quarter ended March 31, 2009. When analyzing loss reserves and prior year development, we consider many factors, including the frequency and severity of claims, loss credit trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.
•	In 2010, we reduced our prior accident year loss reserves by $0.7 million, which reduced our loss ratio by 3.6 points. This reduction is primarily due to a reduction of $0.7 million in our property lines that is primarily due to a 2009 reinsurance treaty. There were also offsetting adjustments made to our general liability and professional liability lines for accident years 2007 through 2009 that resulted in no net change.
•	In 2009, we increased our prior accident year loss reserves by $0.03 million, which primarily consisted of increases of $0.02 million in our property lines and $0.01 million in our general liability lines. The increases to the property and general liability lines were related to accident year 2008.
The current accident year loss ratio decreased 2.5 points from 63.5% in 2009 to 61.0% in 2010 primarily due to a change in the mix of business due to signing several new treaties that became effective in 2009. Our book is comprised of approximately 50% casualty and 50% property business, based on net premiums earned.
Net losses and loss adjustment expenses were $12.1 million for the quarter ended March 31, 2010, compared with $5.0 million for the quarter ended March 31, 2009, an increase of $7.1 million or 141.7%. Excluding the $0.7 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2010 and the $0.03 million increase of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2009, the current accident year net losses and loss adjustment expenses increased from $5.0 million for the quarter ended March 31, 2009 to $12.8 million for the quarter ended March 31, 2010. This increase is primarily attributable to an increase in net premiums earned, which increased from $7.8 million in 2009 to $21.0 million in 2010.
Acquisition Costs and Other Underwriting Expenses
Acquisition costs and other underwriting expenses were $7.4 million for the quarter ended March 31, 2010, compared with $1.7 million for the quarter ended March 31, 2009, an increase of $5.7 million or 345.5%. The increase is due to a $5.7 million increase in acquisition costs, which is primarily due to an increase in commissions resulting from an increase in net premiums earned. There was not a significant change in other underwriting expenses from the prior year.
Expense and Combined Ratios
The expense ratio for our Reinsurance Operations was 35.4% for the quarter ended March 31, 2010, compared with 21.4% for the quarter ended March 31, 2009. The expense ratio is a non-GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net premiums earned. The increase in the expense ratio is primarily due to the increase in commissions noted above, partially offset by the increase in net premiums earned.
The combined ratio for our Reinsurance Operations was 92.8% for the quarter ended March 31, 2010, compared with 85.3% for the quarter ended March 31, 2009. The combined ratio is a non-GAAP financial measure and is the sum of our loss and expense ratios. Excluding the impact of a $0.7 million reduction of net losses and loss adjustment expenses for prior accident years in the quarter ended March 31, 2010 and a $0.03 million increase of prior accident year loss reserves in the quarter ended March 31, 2009, the combined ratio increased from 84.9% for the quarter ended March 31, 2009 to 96.4% for the quarter ended March 31, 2010. See discussion of loss ratio included in “Net Losses and Loss Adjustment Expenses” above and discussion of expense ratio in the preceding paragraph above for an explanation of this increase.
Income from underwriting
The factors described above resulted in income from underwriting for our Reinsurance Operations of $1.5 million and $1.2 million for the quarters ended March 31, 2010 and 2009, respectively.

UNITED AMERICA INDEMNITY, LTD.
Unallocated Corporate Items
The following items are not allocated to our Insurance Operations or Reinsurance Operations segments:

	Quarters Ended March 31,		Increase / (Decrease)
(Dollars in thousands)	2010	2009	$	%

Net investment income	$14,579	$22,177	$(7,598)	-34.3%
Net realized investment gains (losses)	14,204	(8,596)	22,800	NM
Corporate and other operating expenses	(4,896)	(3,975)	(921)	23.2%
Interest expense	(1,739)	(1,854)	115	-6.2%
Income tax expense	(2,069)	(723)	(1,346)	186.2%
Equity in net income (loss) of partnership, net of tax	(29)	135	(164)	NM

NM —	Not meaningful.
Net Investment Income
Net investment income, which is gross investment income less investment expenses, was $14.6 million for the quarter ended March 31, 2010, compared with $22.2 million for the quarter ended March 31, 2009, a decrease of $7.6 million or 34.3%.
•	Gross investment income, excluding realized gains and losses, was $16.0 million for the quarter ended March 31, 2010, compared with $23.3 million for the quarter ended March 31, 2009, a decrease of $7.3 million or 31.3%. The decrease was primarily due to less income from our limited partnership investments which had generated gross investment income of $7.4 million for the quarter ended March 31, 2009 due to liquidations of some of those investments. There was no investment income generated by our limited partnership investments for the quarter ended March 31, 2010. Excluding limited partnership distributions, gross investment income for the quarter ended March 31, 2010 increased 0.9% compared to the quarter ended March 31, 2009. Cash and invested assets, net of payable for securities purchased of $36.0 million, increased to $1,695.1 million as of March 31, 2010, from $1,574.7 million as of March 31, 2009, an increase of $120.4 million or 7.6% primarily due to the Rights Offering, which was completed in the second quarter of 2009. While our cash and invested assets, net of payable for securities purchased, increased, the yields on fixed maturities significantly decreased from March 31, 2009.
•	Investment expenses were $1.4 million for the quarter ended March 31, 2010, compared with $1.1 million for the quarter ended March 31, 2009, an increase of $0.3 million or 27.0%. The increase was primarily due to additional fees related to our investment in corporate loans.
The average duration of our fixed maturities portfolios was 2.7 years as of March 31, 2010, compared with 2.9 years as of March 31, 2009. Including cash and short-term investments, the average duration of our investments as of March 31, 2010 and 2009 was 2.5 years and 2.7 years, respectively. At March 31, 2010, our embedded book yield on our fixed maturities, not including cash, was 3.86% compared with 5.41% at March 31, 2009. The embedded book yield on the $200.3 million of municipal bonds in our portfolio was 3.81% at March 31, 2010, compared to an embedded book yield of 3.95% on our municipal bond portfolio of $224.1 million at March 31, 2009.
Net Realized Investment Gains (Losses)
Net realized investment gains were $14.2 million for the quarter ended March 31, 2010, compared with net realized investment losses of $8.6 million for the quarter ended March 31, 2009. The net realized investment gains for the quarter ended March 31, 2010 consist primarily of net gains of $14.2 million relative to our fixed maturities and equity portfolios offset by other-than-temporary impairments of $0.04 million relative to our fixed maturities portfolio. The net realized investment losses for the quarter ended March 31, 2009 consist primarily of net losses of $6.2 million relative to our bond and equity portfolios, net gains of $0.7 million relative to market value changes in our convertible portfolio, and other-than-temporary impairment losses of $3.1 million. The losses that were realized date back to 2006. Proceeds from the sales were reinvested in securities with lower volatility characteristics that should enable the portfolio to perform better in a rising interest rate environment.

UNITED AMERICA INDEMNITY, LTD.
See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on an after-tax basis for the quarters ended March 31, 2010 and 2009.
Corporate and Other Operating Expenses
Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees, salaries and benefits for holding company personnel, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $4.9 million for the quarter ended March 31, 2010, compared with $4.0 million for the quarter ended March 31, 2009, an increase of $0.9 million or 23.2%. The increase was primarily due to an increase in compensation and related benefits costs, and the incurrence of infrastructure costs related to information technology upgrades, additional office locations, and redomestication.
Interest Expense
Interest expense was $1.7 million and $1.8 million for the quarter ended March 31, 2010 and 2009, respectively, a decrease of $0.1 million or 6.2%. The reduction is primarily due to a decrease in the LIBOR rate. Interest on our Trust Preferred Securities and floating rate common securities is based on the LIBOR rate. See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of our 2009 Annual Report on Form 10-K for details on our debt.
Income Tax Expense
Income tax expense was $2.1 million and $0.7 million for the quarters ended March 31, 2010 and 2009, respectively, an increase of $1.4 million or 186.2%. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax expense between periods.
Our alternative minimum tax (“AMT”) credit carryforward as of March 31, 2010 and December 31, 2009 was $4.8 million and $3.2 million, respectively, an increase of $1.6 million or 50.0%. See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an explanation of the increase.
Equity in Net Income (Loss) of Partnerships
Equity in net loss of partnerships, net of tax was $0.03 million for the quarter ended March 31, 2010, compared with equity in net income of partnerships of $0.1 million for the quarter ended March 31, 2009. The change from income in 2009 to a loss in 2010 was due to the performances of limited partnership investments which invest mainly in high yield bonds.
Net Income
The factors described above resulted in net income of $18.9 million for the quarter ended March 31, 2010, compared to net income of $7.2 million for the quarter ended March 31, 2009, an increase of $11.7 million.
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

UNITED AMERICA INDEMNITY, LTD.
United America Indemnity’s principal source of cash to meet short-term and long-term liquidity needs, including the payment of corporate expenses, includes dividends and other permitted disbursements from Wind River Reinsurance, the Luxembourg Companies, and the U.S. Insurance Companies. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, and proceeds from sales and redemptions of investments. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments and to make dividend payments. United America Indemnity’s future liquidity is dependent on the ability of its subsidiaries to pay dividends. United America Indemnity has no planned capital expenditures that could have a material impact on its long-term liquidity needs.
In May 2009, United America Indemnity received gross proceeds of $100.1 million from the issuance of 17.2 million and 11.4 million of its Class A and Class B common shares, respectively, in conjunction with the Rights Offering that was announced on March 4, 2009. The net proceeds of $91.8 million were used to support strategic initiatives, enhance liquidity and financial flexibility, and for other general corporate purposes. See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of our 2009 Annual Report on Form 10-K for details concerning the Rights Offering.
At March 31, 2010, United America Indemnity owed $53.0 million in principal and related interest to Wind River Reinsurance and $6.0 million in principal to U.A.I. (Luxembourg) Investment S.à r.l.
The U.S. Insurance Companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The U.S. Insurance Companies may pay dividends without advance regulatory approval only out of unassigned surplus. For 2010, the maximum amount of distributions that could be paid by the U.S. Insurance Companies as dividends under applicable laws and regulations without regulatory approval is approximately $50.3 million and $19.1 million, respectively. The limitation includes $6.3 million that would be distributed by Penn-America Insurance Company to United National Insurance Company or its subsidiary Penn Independent Corporation based on the December 31, 2009 ownership percentages. The U.S. Insurance Companies did not declare or pay any dividends during the quarter ended March 31, 2010.
For 2010, we believe that Wind River Reinsurance should have sufficient liquidity and solvency to pay dividends. Wind River Reinsurance is prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include such information as the BMA may require. Based upon the total statutory capital plus the statutory surplus as set out in its 2009 statutory financial statements that will be filed with the BMA in 2010, Wind River Reinsurance could pay a dividend in 2009 of up to $175.8 million without requesting BMA approval.
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

UNITED AMERICA INDEMNITY, LTD.
Net cash used for operating activities was $10.8 million and $12.7 million for the quarters ended March 31, 2010 and 2009, respectively. The increase in operating cash flows of approximately $1.8 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
	2010	2009		Change

Net premiums collected	$65,078	$65,553	(1)	$(475)
Net losses paid	(44,246)	(70,472	)(2)	26,226
Acquisition costs and other underwriting expenses	(45,044)	(36,973)		(8,071)
Net investment income	16,312	24,606		(8,294)
Net federal income taxes recovered	190	7,968		(7,778)
Interest paid	(3,123)	(3,326)		203
Other	(6)	(23)		17

Net cash used for operating activities	$(10,839)	$(12,667)		$1,828

(1)	During the first quarter of 2009, Wind River Reinsurance entered into multiple new reinsurance treaties with third parties; however, the premium associated with these new treaties did not begin to be collected until the second quarter of 2009.

(2)	Includes losses resulting from Hurricane Ike, which made landfall in August 2008.
See the consolidated statement of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning our investing and financing activities.
Liquidity
There have been no significant changes to our liquidity during the quarter ended March 31, 2010. Please see Item 7 of Part II in our 2009 Annual Report on Form 10-K for information regarding our liquidity.
Capital Resources
There have been no significant changes to our capital resources during the quarter ended March 31, 2010. Please see Item 7 of Part II in our 2009 Annual Report on Form 10-K for information regarding our capital resources.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements other than the Trust Preferred Securities and floating rate common securities discussed in the “Liquidity” and “Capital Resources” sections in Item 7 of Part II of our 2009 Annual Report on Form 10-K.
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
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are set forth in “Risk Factors” in Item 1A and elsewhere in our 2009 Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of 2010, portfolio strategy continued to focus on investing in highly liquid, high quality assets and a defensive interest rate posture. Treasury yields were unchanged during the period as they fell in the early part of the year and rose in March with the release of improved economic data. Credit risk sectors continued to perform well and credit spreads continued to contract from the historically wide levels of late 2008 and early 2009.
The investment grade fixed income portfolio continues to maintain high quality at a AA average rating, and a low duration of 2.7 years. Portfolio purchases were focused on U.S. Treasuries, high quality Corporates, taxable Municipals and 15 year Agency mortgage backed securities. 15 year Agency mortgage-backed securities have lower volatility characteristics as compared to traditional 30 year Agency mortgage-backed securities and should enable the portfolio to perform better in a rising interest rate environment. Fixed income portfolio sales consisted primarily of 30 year Agency mortgage-backed securities and tax-exempt Municipals.
During the quarter, the portfolio allocation to corporate loans was increased. Corporate loans are primarily below investment grade, senior, floating rate corporate obligations. This asset class is expected to perform well as the economy recovers and short term rates rise. The equity allocation remains invested in a U.S. large cap, value oriented style with an emphasis on dividends.
There have been no other significant changes to our market risk since December 31, 2009. Please see Item 7A of Part II in our 2009 Annual Report on Form 10-K for information regarding our market risk.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of March 31, 2010, our disclosure controls and procedures are effective in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
During the quarter ended March 31, 2010 there have been no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in our 2009 Annual Report on Form 10-K, filed with the SEC on March 16, 2010. The risk factors identified therein have not materially changed, except for the following:
Our Operating Results and Shareholders’ Equity May Be Adversely Affected by Currency Fluctuations.
Our functional currency is the U.S. Dollar. Our Reinsurance Operations conduct business with some customers in foreign currencies, and some of our Non-U.S. Subsidiaries have foreign currency denominated cash accounts. Therefore, foreign exchange risk is generally limited to net assets denominated in foreign currencies. Monetary assets and liabilities that are denominated in foreign currencies are revalued at the current exchange rates at the time that cash is paid or received with the resulting gains or losses, which are due to differences between the original exchange rates and the current exchange rates, reflected in net income. In the case of our foreign currency denominated cash accounts, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized gain or loss that is included as a component of accumulated other comprehensive income on the consolidated balance sheet. Foreign exchange risk is reviewed as part of our risk management process. The principal currency creating foreign exchange risk is the Euro. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We allow employees to surrender our Class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under our Share Incentive Plan. During the quarter ended March 31, 2010, we purchased 16,199 surrendered Class A common shares from our employees for $0.1 million. All Class A common shares purchased from employees by us are held as treasury stock and recorded at cost.
As part of the Rights Offering that took place in May 2009, we purchased 119 Class A common shares for $3.50 per share that had been purchased by a former employee with the non-transferable Class A Rights that were distributed to that former employee for Class A common shares held of non-vested restricted stock. Since the restricted stock was not vested, the former employee, upon leaving the Company, had to forfeit those Class A common shares that had been purchased with the non-transferable Class A Rights that were distributed on that unvested restricted stock. See Note 10 of the notes to consolidated financial statements in Item 8 of Part II in our 2009 Annual Report on Form 10-K for information concerning the Rights Offering.

UNITED AMERICA INDEMNITY, LTD.
The following table provides information with respect to the Class A common shares that were surrendered or repurchased during the quarter ended March 31, 2010:

					Approximate
				Total Number of	Dollar Value
				Shares Purchased	of Shares That
	Total Number		Average	as Part of Publicly	May Yet Be
	of Shares		Price Paid	Announced Plan	Purchased Under the
Period (1)	Purchased		Per Share	or Program	Plan or Program (2)

January 1-31, 2010	10,119	(3)	$7.99	—	$—
February 1-28, 2010	6,080	(3)	$6.98	—	$—
March 1-31, 2010	119	(4)	$3.50	—	$—

Total	16,318		$7.58	—	N/A

(1)	Based on settlement date.

(2)	Approximate dollar value of shares is as of the last date of the applicable month.

(3)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

(4)	Repurchased as a result of the Rights Offering.

Item 6.	Exhibits

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) / 15d-14 (a) of the Securities Exchange of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

UNITED AMERICA INDEMNITY, LTD.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AMERICA INDEMNITY, LTD. Registrant

May 10 2010	By:	/s/ Thomas M. McGeehan
Date: May 10, 2010		Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)